Form 10-Q
period 1995-09-30
SHOP AT HOME INC /TN/
filed 1995-11-14
CIK 810029

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended                       Commission File Number
       September 30, 1995                               0-25596
     ----------------------                       -----------------------


                              SHOP AT HOME, INC.
            (Exact name of registrant as specified in its charter)



             Tennessee                                  62-1282758
             ---------                                  ----------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

          5210 Schubert Road
            P.O. Box 12600
          Knoxville, Tennessee                             37912
          --------------------                             -----
  (Address of principal executive offices)               (ZIP Code)

       Registrant's telephone number,
           including area code                          (423) 688-0300
                                                        --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Common Stock $.0025 par value                               10,246,137
-----------------------------                          ----------------------
      (Title of class)                                 (Shares outstanding at
                                                         November 10, 1995)

                     SHOP AT HOME, INC. AND SUBSIDIARIES
                                    INDEX
                    FIRST QUARTER ENDED SEPTEMBER 30, 1995


--------------------------------------------------------------------------------



PART I         FINANCIAL INFORMATION


         ITEM 1 - FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets - unaudited                                                3

         Condensed Consolidated Statements of Operations - unaudited                                      4

         Condensed Consolidated Statements of Cash Flows - unaudited                                      5

         Notes to Condensed Consolidated Financial Statements - unaudited                                 6


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                         7-8



PART II  OTHER INFORMATION


         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                        9


                     SHOP AT HOME, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets


--------------------------------------------------------------------------------

                                    ASSETS

                                                                             September 30,           June 30,
                                                                                 1995                 1995
                                                                             (Unaudited)            (Audited)
                                                                             ------------          ------------
 Cash                                                                        $   577,496           $   202,146
 Accounts receivable                                                             398,916               507,166
 Inventories                                                                   1,592,914             1,683,472
 Prepaid expenses                                                                202,120               159,300
 Deferred tax assets                                                             198,572               198,572
                                                                             -----------           -----------
      Total current assets                                                     2,970,018             2,750,656

 Property & equipment, net                                                     3,894,845             3,937,939
 FCC License, net                                                             10,724,478            10,745,106
 Goodwill, net                                                                   630,468               630,416
 Other assets                                                                    356,243                93,314
                                                                             -----------           -----------
      Total assets                                                           $18,576,052           $18,157,431
                                                                             ===========           ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable and accrued expenses                                       $ 4,834,677           $ 5,811,341
 Current portion - capital leases and long term debt                             650,642             1,064,922
 Deferred revenue                                                                783,602               495,337
                                                                             -----------           -----------
      Total current liabilities                                                6,268,921             7,371,600

 Long-term debt                                                                6,253,388             4,561,192

 Deferred income taxes                                                         2,277,302             2,304,301

 Redeemable Preferred Stock
      $10 par value, 1,000,000 shares authorized,
      137,943 and 140,000 shares issued
      and outstanding at September 30, 1995 and
      June 30, 1995, respectively                                              1,379,430             1,400,000

 Stockholders' equity:
 Common stock - $.0025 par value,
  30,000,000 shares authorized,
  10,246,137 and 10,144,080 shares issued at
 September 30, 1995 and June 30, 1995, respectively                               25,615                25,360
 Additional paid in capital                                                    9,205,647             8,935,332
 Accumulated deficit                                                          (6,834,251)           (6,440,354)
                                                                             -----------           -----------

      Total liabilities and stockholders' equity                             $18,576,052           $18,157,431
                                                                             ===========           ===========




  The accompanying notes are an integral part of the condensed consolidated financial statements.

                     SHOP AT HOME, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations



--------------------------------------------------------------------------------

                                                       Three Months Ended September 30,
                                                         1995                    1994
                                                      -----------            -----------
                                                      (Unaudited)            (Unaudited)
 Net revenues                                         $ 7,811,094            $ 6,245,349

 Cost of sales                                          4,631,752              3,824,017
                                                      -----------            -----------

 Gross profit                                           3,179,342              2,421,332

 Other operating income                                   141,397                      0

 Operating expenses                                     3,580,096              2,364,423
                                                      -----------            -----------
                                                         (259,357)                56,909

 Interest expense                                        (169,836)               (18,747)

 Other income                                               8,296                 39,578
                                                      -----------            -----------

      Income (loss) before income taxes                  (420,897)                77,740

 Income tax (expense) benefit                              27,000                 (2,762)
                                                      -----------            -----------
      Net income (loss)                                 ($393,897)           $    74,978
                                                      ===========            ===========

 Net income (loss) per share                               ($0.04)           $      0.01
                                                      ===========            ===========

 Weighted average number of shares                     10,194,423             11,925,340
                                                      ===========            ===========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows


--------------------------------------------------------------------------------

                                                                     Three Months Ended September 30,
                                                                      1995                     1994
                                                                   -----------              ----------
                                                                   (Unaudited)              (Unaudited)
 CASH FLOW FROM OPERATING ACTIVITIES:

    Net income (loss)                                               ($393,897)              $   74,978
    Non-cash expenses included in net income (loss)
      Depreciation and amortization                                   211,904                  105,921
      Deferred income taxes                                           (27,000)                       0
    Changes in current and non-current items
      Accounts receivable                                             108,250                 (340,289)
      Inventories                                                      90,558                   97,643
      Prepaid expenses and other assets                               (42,820)                  (5,517)
      Accounts payable and accrued expenses                          (976,664)                (391,914)
      Deferred revenue                                                288,265                  (13,610)
                                                                   ----------               ----------
        Net cash used by operations                                  (741,404)                (472,788)
                                                                   ----------               ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of equipment                                            (168,810)                 (39,024)
    Other assets                                                      (12,928)                (115,000)
    FCC licenses                                                       20,576                        0
                                                                   ----------               ----------
     Net cash used by investing activities                           (161,162)                (154,024)
                                                                   ----------               ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayments of debt                                               (722,084)                (118,105)
    Additional long-term debt                                       2,000,000                        0
                                                                   ----------               ----------
      Net cash (used) provided by financing activities              1,277,916                 (118,105)
                                                                   ----------               ----------

 NET INCREASE (DECREASE) IN CASH                                      375,350                 (744,917)

    Cash beginning of period                                          202,146                1,075,026
                                                                   ----------               ----------
    Cash end of period                                             $  577,496               $  330,109
                                                                   ==========               ==========




   The accompanying notes are an integral part of the condensed consolidated financial statements.

SHOP AT HOME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATE FINANCIAL STATEMENTS
SEPTEMBER 30, 1995 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations of the interim period. The condensed consolidated balance sheet data for the fiscal year ended June 30, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accounting policies followed by the Company are set forth in the Company's financial statements in the Shop at Home, Inc. and Subsidiaries Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

NOTE 2 - LONG-TERM DEBT

On August 16, 1995, the Company issued its $2,000,000 Variable Rate Convertible Secured Note due 2000 to Global Network Television, Inc. J. D. Clinton, a director of the Company, is the sole shareholder and Chairman of Global Network Television, and that corporation is a principal shareholder of the Company.
The loan bears interest at the prime rate plus 2%, and is payable in 60 monthly installments. The loan is collateralized by a security interest in the inventory, accounts receivable, and certain equipment, furniture and fixtures of the Company, as well as the stock of MFP, Inc., a subsidiary of the Company, and an assignment of the proceeds of any sale of the Federal Communications Commission license of Television Station WMFP.

For consideration of the loan, Shop at Home, Inc., issued 100,000 shares of common stock to Global Network Television, Inc., who then assigned the shares to Mortgage Funding Corporation. J. D. Clinton, a director of the Company, is the sole shareholder of Mortgage Funding Corporation.

NOTE 3 - SUBSEQUENT EVENT

On October 10, 1995, the Company entered into a letter of intent with Paxson Communication Corporation (PCC), which would grant PCC the right to acquire more than 50% of the outstanding stock of the Company. The transaction is subject to the approval of the two Companys' Boards of Directors and the Federal Communication Commission.

Under terms of the proposed agreement, PCC will acquire ownership interest both from current shareholders and from newly issued shares of the Company. Subject to regulatory approval, it is anticipated that the transaction will be consummated in December 1995.

                              SHOP AT HOME, INC.


ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1995, the Company had total current assets of $2,970,000 and total current liabilities of $6,269,000 for negative working capital of $3,299,000. At June 30, 1995, the Company had current assets of $2,751,000 and current liabilities of $7,372,000 for a negative working capital of $4,621,000. The improvement in working capital from June 30 to September 30 was primarily the result of $2,000,000 of borrowings subsequent to June 30, 1995; approximately $1,400,000 of which was used to reduce current payables, finance certain equipment additions, provide working capital, and pay off certain short-term bank indebtedness. Significant changes affecting net working capital included an increase in cash of $375,000; a decrease in accounts receivable of $108,000; a decrease in trade payables and accrued expenses of $980,000, and an increase in deferred revenue of $288,000.

As of September 30, 1995, the Company has a approximately $100,000 commitment for capital expenditures.

The Company believes internally generated funds from operations, together with borrowing and the sale of common stock and warrant rights, if needed, will be sufficient to meet the Company's capital requirements during the next fiscal year.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994

The following table sets forth for the periods indicated the percentage relationship to total revenues of certain items included in the Company's Condensed Consolidated Statement of Operations.

                                                               Three Months Ended
                                                              9/30/95     9/30/94
                                                              -------     -------
Net revenues                                                  100.0%      100.0%
Cost of sales                                                  59.3%       61.2%
Gross profit                                                   40.7%       38.8%
Other operating income                                          1.8%        0.0%
Operating expenses                                             45.8%       37.9%
Other income                                                    0.1%        0.6%
Interest expense                                                2.2%        0.3%

Net income (loss) before income taxes                          (5.4)%       1.2%
                                                              =====       =====

The Company's net revenues for the quarter ended September 30, 1995 were $7,811,000, which was an increase of 25.1% from net revenues of $6,245,000 for the quarter ended September 30, 1994. This increase was primarily attributable to expanded carriage during the 1995 period, which is part of the Company's plan to aggressively increase its market share.

Gross profit margin for the quarter ended September 30, 1995 was 40.7%, compared to 38.8% in the quarter ended September 30, 1994. The increase was principally due to better acquisition costs for products and an increase in the product mix towards sports, general merchandise and jewelry sales which showed improved margins over the prior year period.

The Company had other operating income in the 1995 quarter primarily as a result of infomercial income generated in MFP in Boston. The Company's operating expenses for the quarter ended September 1995 increased $1,216,000 or 51.4%, compared to the same period in 1994. As a percentage of net revenue, operating expenses increased to 45.8% from 37.9% in the comparable period of the prior year. This increase was primarily related to and consisted of: a $400,000 increase in broadcast distribution; a $166,000 increase in salaries primarily related to order entry personnel, and management additions; a $107,000 increase in depreciation and amortization; increase in the other operating expenses such as rent, utilities, etc. related to the operation of MFP in Boston and KZJL in Houston. In addition, interest expense increased $151,000 related to the additional debt.

As a result of the foregoing, the Company had a net loss of $394,000 for the quarter ended September 30, 1995 compared to net income of $75,000 for the comparable quarter last year.

                              SHOP AT HOME, INC.
                         PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

         a) 27   Financial Data Schedule (for SEC use only).

         b) None.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/S/ Kent Lillie
--------------------------------------
Kent E. Lillie, President


Date: November 10, 1995
     ---------------------------------

/S/ Joseph Nawy
--------------------------------------
Joseph Nawy, Vice President Finance


Date: November 10, 1995
      --------------------------------