Form 10-Q
period 1995-12-31
SHOP AT HOME INC /TN/
filed 1996-02-20
CIK 810029

                     ----------------------------------

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                           -----------------------

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



        For the Quarter Ended                   Commission File Number
          December 31, 1995                              0-25596
        ---------------------                   ----------------------

                             SHOP AT HOME, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                   TENNESSEE                           62-1282758
        --------------------------------------------------------------
        (State or other jurisdiction of                (IRS Employer
        incorporation or organization)             Identification No.)


                             5210 Schubert Road
                               P. O. Box 12600
                         Knoxville, Tennessee 37912
                         --------------------------
                  (Address of principal executive offices)

     Registrant's telephone number, including area code: (423) 688-0300
                                                         --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Common Stock $.0025 par value                                   10,272,080
-----------------------------                             ----------------------
       (Title of class)                                   (Shares outstanding at
                                                             February 20, 1996

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                                     INDEX
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 1995




------------------------------------------------------------------------------


PART I FINANCIAL INFORMATION


      ITEM 1 - FINANCIAL STATEMENTS


      Condensed Consolidated Balance Sheets - unaudited                 3

      Condensed Consolidated Statements of Operations - unaudited       4

      Condensed Consolidated Statements of  Cash Flows - unaudited      5

      Notes to Condensed Consolidated Financial Statements - unaudited  6-7


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS            8-10



PART  II       OTHER INFORMATION


      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                         11

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

-------------------------------------------------------------------------------

                                                 ASSETS

                                                                                      December 31         June 30,
                                                                                          1995              1995
                                                                                      (Unaudited)        (Audited)
                                                                                      -----------       -----------
Cash                                                                                  $   557,159       $   202,146
Accounts receivable                                                                       554,915           507,166
Inventories                                                                             2,160,821         1,683,472
Prepaid expenses                                                                          242,589           159,300
Deferred tax assets                                                                       198,572           198,572
                                                                                      -----------       -----------
     Total current assets                                                               3,714,056         2,750,656

Property & equipment, net                                                               3,937,621         3,937,939
FCC License, net                                                                       10,661,465        10,745,106
Goodwill, net                                                                             630,357           630,416
Other assets                                                                              323,893            93,314
                                                                                      -----------       -----------
     Total assets                                                                     $19,267,392       $18,157,431
                                                                                      ===========       ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                 $ 6,381,852       $ 5,811,341
Current portion - capital leases and long term debt                                       613,483         1,064,922
Deferred revenue                                                                          778,815           495,337
                                                                                      -----------       -----------
     Total current liabilities                                                          7,774,150         7,371,600

Long-term debt                                                                          6,377,900         4,561,192

Deferred income taxes                                                                   2,254,302         2,304,301

Redeemable Preferred Stock
     $10 par value, 1,000,000 shares authorized,
     137,943  and 140,000 shares issued
     and outstanding at December 31, 1995 and
     June 30, 1995, respectively                                                        1,379,430         1,400,000

Stockholders' equity:
Common stock - $.0025 par value,
 30,000,000 shares authorized,
 10,272,080 and 10,144,080 shares issued at
 December 31, 1995 and June 30, 1995, respectively                                         25,680            25,360
Additional paid in capital                                                              9,233,022         8,935,332
Accumulated deficit                                                                    (7,777,092)       (6,440,354)
                                                                                      -----------       -----------

     Total liabilities and stockholders' equity                                       $19,267,392       $18,157,431
                                                                                      ===========       ===========





   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations

--------------------------------------------------------------------------------



                                           Three Months Ended December 31,      Six Months Ended December 31,
                                             1995                   1994            1995                 1994
                                         -----------            -----------    -----------          -----------
                                         (Unaudited)            (Unaudited)    (Unaudited)          (Unaudited)
Net revenues                             $ 9,315,379            $ 6,561,742     $17,126,473          $12,807,091

Cost of sales                              5,997,051              4,130,448      10,628,803            7,954,465
                                         -----------            -----------     -----------          -----------
Gross profit                               3,318,328              2,431,294       6,497,670            4,852,626

Other operating income                       110,006                 33,323         251,403               49,904

Operating expenses                         4,237,305              2,417,827       7,817,401            4,782,250
                                         -----------            -----------     -----------          -----------
                                            (808,971)                46,790      (1,068,328)             120,280

Interest expense                             190,287                 15,936         360,122               34,683

Other income                                  33,416                 (5,547)         41,712               17,450
                                         -----------            -----------     -----------          -----------

     Income (loss) before income taxes      (965,842)                25,307      (1,386,738)             103,047

Income tax expense (benefit)                 (23,000)                15,213         (50,000)              17,975
                                         -----------            -----------     -----------          -----------
     Net income (loss)                     ($942,842)               $10,094     ($1,336,738)             $85,072
                                         ===========            ===========     ===========          ===========

Net income (loss) per share                   ($0.09)                $0.001          ($0.13)               $0.01
                                         ===========            ===========     ===========          ===========
Weighted average number of shares         10,262,274              8,968,156      10,228,177            8,912,414
                                         ===========            ===========     ===========          ===========





   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------

                                                                Six Months Ended December 31,
                                                                    1995             1994
                                                                -----------       -----------
                                                                (Unaudited)       (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:

   Net income (loss)                                            ($1,336,738)       $  85,072
   Non-cash expenses included in net income (loss)
     Depreciation and amortization                                  423,807          211,009
     Deferred income taxes                                          (50,000)               0
   Changes in current and non-current items
     Accounts receivable                                            (47,749)         (91,188)
     Inventories                                                   (477,349)         170,099
     Prepaid expenses and other assets                              (83,289)        (314,717)
     Accounts payable and accrued expenses                          570,511          422,484
     Deferred revenue                                               283,478            1,546
                                                                -----------       ----------
       Net cash (used) provided by operations                      (717,329)         484,305
                                                                -----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of equipment                                           (298,018)         (39,067)
   Other assets                                                    (203,520)        (531,744)
   FCC licenses                                                     208,611                0
   Payment in connection with purchase of BCST                                      (275,000)
                                                                -----------       ----------
     Net cash used by investing activities                         (292,927)        (845,811)
                                                                -----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayments of debt                                              (664,731)        (190,320)
   Additional long-term debt                                      2,030,000                0
                                                                -----------       ----------
     Net cash (used) provided by financing activities             1,365,269         (190,320)
                                                                -----------       ----------
NET INCREASE (DECREASE) IN CASH                                     355,013         (551,826)

   Cash beginning of period                                         202,146        1,075,026
                                                                -----------       ----------
   Cash end of period                                           $   557,159       $  523,200
                                                                ===========       ==========





   The accompanying notes are an integral part of the condensed consolidated financial statements.

SHOP AT HOME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995 (UNAUDITED)

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

NOTE 2 - NET INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and equivalents outstanding. Common stock equivalents represented by options and warrants outstanding have been included in the computation through the use of the treasury stock method.

NOTE 3 - MANAGEMENT STOCK OPTIONS OUTSTANDING

At December 31, 1995, options to purchase up to 900,000 shares of common stock at prices ranging from $1.00 - $2.88 per share were outstanding to members of management. Options vest annually over a period of five years. The options expire the earlier of 5 years from date of vesting or 30 days after termination of employment.

NOTE 4 - LONG-TERM DEBT

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

NOTE 5 - PAXSON ACQUISITION

In October 1995, the Company entered into a letter of intent with Paxson Communication Corporation (PCC), which would grant PCC the right to acquire more than 50% of the outstanding stock of the Company. The acquisition negotiations were ended in December of 1995 when recently enacted communications legislation excluded provisions for dual ownership of television stations in a single market, effectively eliminating any acquisition potential by Paxson. Costs involved with the acquisition negotiations totaled approximately $150,000.

                               SHOP AT HOME, INC.



ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1995, the Company had total current assets of $3,714,000 and total current liabilities of $7,724,000 for negative working capital of $4,060,000. At June 30, 1995, the Company had current assets of $2,751,000 and current liabilities of $7,372,000 for a negative working capital of $4,621,000. The improvement in working capital position from June 30 to December 31, resulted primarily from cash infused of $2,000,000 from long-term borrowings subsequent to June 30, 1995, offset by cash used by operations of $717,000 for the six months ended December 31, 1995. Approximately $1,400,000 of the borrowings was used to finance certain equipment additions, provide working capital, and pay off certain short-term bank indebtedness. Significant changes affecting net working capital included an increase in cash of $355,000; an increase in inventory of $477,000; an increase in prepaid expense of $83,000; an increase in trade payables and accrued expenses of $571,000; and an increase in deferred revenue of $283,000.

As of December 31, 1995, the Company has approximately $25,000 in commitments for capital expenditures.

The Company believes internally generated funds from operations (which should improve significantly as carriage penetration increases and cost control programs take effect), together with borrowings and the sale of common stock and warrant rights, if needed, will be sufficient to meet the Company's capital requirements for the foreseeable future.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED
DECEMBER 31, 1995 AND 1994.

The following table sets forth for the periods indicated the percentage relationship to total revenues of certain items included in the Company's Condensed Consolidated Statements of Operations:



                                 Three Months Ended       Six Months Ended
                                 December 31,             December 31,
                                 1995          1994       1995          1994
                                 ------------  ---------  ------------  --------
Net revenues                     100.0%        100.0%     100.0%        100.0%

Cost of sales                     64.4          62.9       62.1          62.1
                                 -----         -----      -----         -----

Gross profit                      35.6          37.1       37.9          37.9

Other operating income             1.2            .5        1.5            .3

Operating expenses                45.8          36.8       45.6          37.3

Interest expense                   2.0            .2        2.1            .3

Other income (expenses)             .4           (.1)        .2            .1
                                 -----         -----      -----         -----
Net income (loss) before
     income taxes                (10.6)           .4       (8.1)           .7
                                 =====         =====      =====         =====



The Company's net revenues for the three and six months ended December 31, 1995, increased $2,754,000 or 42% and $4,319,000 or 34% over the comparable three and six month periods in the prior year. These increases reflect expanded carriage and market penetration and stronger sales with the Company's core customer base, which is a continuation of the Company's plan to increase its market share.

The gross profit margin for the three month period ended December 31, 1995, was 35.6%, compared to 37.1% for the same period ended December 31, 1994. The margin for the six month period ended December 31, 1995, was 37.9% equaling the margin for the same six month period in 1994. Competitive retail pricing during the holiday season attributable to overall retail sales weakness and an increase in sales mix of lesser margin inventory items resulted in reduced margins for the three month period ended December 31, 1995. This soft pricing offset increased margins from improved acquisition costs and merchandising practices during the first three months of the six month period.

The Company had other operating income during the six months ended December 31, 1995, resulting from infomercial income generated by MFP in Boston and KZJL in Houston.

The Company's operating expenses for the three and six months ended December 31, 1995, increased $1,819,000 or 75% and $3,035,000 or 63%, respectively. As a percentage of net revenue, operating expenses increased to 45.8% from 36.8%, and to 45.6% from 37.3% for the three and six month periods ended December 31, 1995, respectively.

The Company did incur significant operating expense increases during the six months ended December 31, 1995, primarily attributed to a $1,265,000 increase in broadcast distribution costs resulting from the Company's aggressive market penetration strategy, the costs of which typically precede the corresponding revenue increases; and continued higher level of expenses related to the operation of MFP in Boston and KZJL in Houston, whose revenue streams are continuing to mature. Other increases for the six months include a $440,000 increase in salaries and wages related to order entry personnel and management additions; an $88,000 increase in depreciation and amortization from the acquisition of MFP in Boston and KZJL in Houston; $120,000 in credit card discounts and $113,000 in telephone increases resulting from increased revenues; and a $100,000 increase in advertising related to the Company's marketing strategy and increased cable carriage commitments. Interest expense pertaining to the additional debt incurrence increased by $325,000 over the six month period for the prior year. Expenses in the form of legal, travel, accounting, consulting, etc., amounting to approximately $150,000 were incurred during the Paxson Communications acquisition negotiations in the six month period ended December 31, 1995.

As a result of the foregoing, the Company incurred net losses of $943,000 and $1,337,000 for the three and six month periods ended December 31, 1995. Decreases in net income of $953,000 and $1,422,000 for the three and six month periods, respectively, from the prior year are attributable to broadcast distribution increases incurred to enhance carriage; increased costs related to the Boston and Houston operations; Paxson acquisition costs; and interest expense increases.

The Company believes that its increased investment in cable carriage will result in improved returns during the balance of the fiscal year and that expense control programs will improve cost/revenue relationships; resulting in enhanced operational results.













                              SHOP AT HOME, INC.
                                      10

                          PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27   Financial Data Schedule (SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/S/ Kent Lillie
-----------------------------------
Kent E. Lillie, President


Date: February 20, 1996
     ------------------------------

/S/ Joseph Nawy
-----------------------------------
Joseph Nawy, Vice President Finance


Date: February 20, 1996
      -----------------------------






                               SHOP AT HOME, INC.