Form 10-Q
period 1996-03-31
SHOP AT HOME INC /TN/
filed 1996-05-14
CIK 810029

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549


                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended                  Commission File Number
       March 31, 1996                           0-25596
   ---------------------                  ----------------------

                              SHOP AT HOME, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            TENNESSEE                               62-1282758
   ------------------------------              -------------------
  (State or other jurisdiction of                  (IRS Employer
  incorporation or organization)               Identification No.)


                              5210 Schubert Road
                               P. O. Box 12600
                          Knoxville, Tennessee 37912
                   ----------------------------------------
                   (Address of principal executive offices)

     Registrant's telephone number, including area code: (423) 688-0300
                                                         --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Common Stock $.0025 par value                             10,327,555
- -----------------------------                          ----------------------
       (Title of class)                                (Shares outstanding at
                                                           May 9, 1996)

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                                     INDEX
              THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995


- -------------------------------------------------------------------------------



PART I FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets - unaudited                     4

      Condensed Consolidated Statements of Operations - unaudited           5

      Condensed Consolidated Statements of  Cash Flows - unaudited          6

      Notes to Condensed Consolidated Financial Statements - unaudited      7-8


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9-11



PART II OTHER INFORMATION


      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                             12

                     SHOP AT HOME, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
- ------------------------------------------------------------------------------


                                                              ASSETS
                                                                                   March 31,          June 30,
                                                                                      1996              1995
                                                                                  (Unaudited)        (Audited)
                                                                                  -----------       -----------
Cash                                                                              $   500,428       $   202,146
Accounts receivable                                                                   866,008           507,166
Inventories                                                                         1,680,520         1,683,472
Prepaid expenses                                                                      373,566           159,300
Deferred tax assets                                                                   198,572           198,572
                                                                                  -----------       -----------
     Total current assets                                                           3,619,094         2,750,656

Property & equipment, net                                                           3,435,260         3,937,939
FCC License, net                                                                   10,566,697        10,745,106
Goodwill, net                                                                         618,654           630,416
Other assets                                                                          411,903            93,314
                                                                                  -----------       -----------
     Total assets                                                                 $18,651,608       $18,157,431
                                                                                  ===========       ===========


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                             $ 5,904,073       $ 5,811,341
Current portion - capital leases and long term debt                                   859,936         1,064,922
Deferred revenue                                                                      838,237           495,337
                                                                                  -----------       -----------
     Total current liabilities                                                      7,602,246         7,371,600

Long-term debt                                                                      5,931,966         4,561,192

Deferred income taxes                                                               2,229,302         2,304,301

Redeemable Preferred Stock
     $10 par value, 1,000,000 shares authorized,
     137,943  and 140,000 shares issued
     and outstanding at March 31, 1996 and
     June 30, 1995, respectively                                                    1,379,430         1,400,000

Stockholders' equity:
Common stock - $.0025 par value,
 30,000,000 shares authorized,
 10,327,555 and 10,144,080 shares issued at
 March 31, 1996 and June 30, 1995, respectively                                        25,819            25,360
Additional paid in capital                                                          9,399,308         8,935,332
Accumulated deficit                                                                (7,916,463)       (6,440,354)
                                                                                  -----------       -----------
     Total liabilities and stockholders' equity                                   $18,651,608       $18,157,431
                                                                                  ===========       ===========



  The accompanying notes are an integral part of the condensed consolidated financial statements.

                     SHOP AT HOME, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations

- ------------------------------------------------------------------------------



                                               Three Months Ended March 31,          Nine Months Ended March 31,
                                                 1996                1995              1996                 1995
                                              -----------          ----------       ----------           ----------
                                              (Unaudited)          (Unaudited)      (Unaudited)          (Unaudited)
Net revenues                                  $10,557,388          $6,262,081       $27,683,861          $19,069,172

Cost of sales                                   6,467,587           3,953,270        17,096,390           11,907,735
                                              -----------          ----------       -----------          -----------
Gross profit                                    4,089,801           2,308,811        10,587,471            7,161,437

Other operating income                            180,498              70,436           431,901               70,436

Operating expenses                              4,211,205           2,789,518        12,026,875            7,571,768
                                              -----------          ----------       -----------          -----------
    Operating income (loss)                        59,094            (410,271)       (1,007,503)            (339,895)

Interest expense                                  231,644              20,976           591,767               55,659

Other income                                        8,179              16,924            48,161               66,303
                                              -----------          ----------       -----------          -----------

     Loss before income taxes                    (164,371)           (414,323)       (1,551,109)            (329,251)

Income tax benefit                                (25,000)                  0           (75,000)                   0
                                              -----------          ----------       -----------          -----------
     Net loss                                 $  (139,371)         $ (414,323)      $(1,476,109)         $  (329,251)
                                              ===========          ==========       ===========          ===========

Net loss per share                                 ($0.01)             ($0.04)           ($0.14)              ($0.04)
                                              ===========          ==========       ===========          ===========

Weighted average number of
      shares outstanding                       10,273,161           9,605,922        10,243,074            9,166,355
                                              ===========          ==========       ===========          ===========





  The accompanying notes are an integral part of the condensed consolidated financial statements.

                     SHOP AT HOME, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
- ------------------------------------------------------------------------------

                                                             Nine Months Ended March 31,
                                                               1996              1995
                                                            ----------        ----------
                                                            (Unaudited)       (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                 $(1,476,109)       $ (329,251)
   Non-cash expenses included in net loss
     Depreciation and amortization                              700,260           338,691
     Loss on sale of equipment                                   19,165
     Deferred income taxes                                      (75,000)                0
     Deferred interest charge                                    33,333
   Changes in current and non-current items
     Accounts receivable                                         60,323          (131,559)
     Inventories                                                  2,952          (169,469)
     Prepaid expenses and other assets                         (149,336)         (275,075)
     Accounts payable and accrued expenses                       92,732         1,559,970
     Deferred revenue                                           342,900           330,017
                                                             ----------        ----------
       Net cash (used) provided by operations                  (448,780)        1,323,324
                                                             ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of equipment                                       (423,616)         (872,344)
   Proceeds from sale of equipment                               20,000
   Other assets                                                  (3,050)          (16,957)
   FCC licenses                                                 (39,500)                0
   Payment in connection with purchase of BCST                                   (362,000)
   Payment in connection with purchase of MFP                                  (1,174,813)
                                                             ----------        ----------
     Net cash used by investing activities                     (446,166)       (2,426,114)
                                                             ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Exercise of stock options                                     27,440
   Repayments of debt                                          (864,212)         (297,801)
   Additional long-term debt                                  2,030,000           750,000
                                                             ----------        ----------
     Net cash used provided by financing activities           1,193,228           452,199
                                                             ----------        ----------

NET INCREASE (DECREASE) IN CASH                                 298,282          (650,591)

   Cash beginning of period                                     202,146         1,075,026
                                                             ----------        ----------
   Cash end of period                                        $  500,428        $  424,435
                                                             ----------        ----------

  The accompanying notes are an integral part of the condensed consolidated financial statements.

SHOP AT HOME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996 (UNAUDITED)
- ------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations of the interim periods. The condensed consolidated balance sheet data for the fiscal year ended June 30, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accounting policies followed by the Company are set forth in the Company's financial statements in the Shop at Home, Inc. and Subsidiaries Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

NOTE 2 - NET INCOME (LOSS) PER SHARE

Loss per share is computed by dividing net loss by the weighted average number of common shares and equivalents outstanding. Common stock equivalents represented by options and warrants outstanding have been included in the computation through the use of the treasury stock method.

NOTE 3 - MANAGEMENT STOCK OPTIONS OUTSTANDING

At March 31, 1996, options to purchase up to 900,000 shares of common stock at prices ranging from $1.00 - $2.88 per share were outstanding to members of management. Options vest annually over a period of five years. The options expire the earlier of 5 years from date of vesting or 30 days after termination of employment.

NOTE 4 - LONG-TERM DEBT

In August, 1995, the Company issued its $2,000,000 Variable Rate Convertible Secured Note due 2000 to Global Network Television, Inc. J. D. Clinton, a director of the Company, is the sole shareholder and Chairman of Global Network Television, and that corporation is a principal shareholder of the Company.
The loan bears interest at the prime rate plus 2%, and is payable in 60 monthly installments. The loan is collateralized by a security interest in the inventory, accounts receivable, and certain equipment, furniture and fixtures of the Company, as well as the stock of MFP, Inc., a subsidiary of the Company, and an assignment of the proceeds of any sale of the Federal Communications Commission license of Television Station WMFP.

For consideration of the loan, Shop at Home, Inc., issued 100,000 shares of common stock to Global Network Television, Inc., who then assigned the shares to Mortgage Funding Corporation. J. D. Clinton, a director of the Company, is the sole shareholder of Mortgage Funding Corporation.

NOTE 5 - ISSUANCE OF COMMON STOCK

During the nine month period ended March 31, 1996, the Company issued a total of 183,532 shares of common stock, comprised as follows: a) 100,000 shares as consideration for the $2,000,000 convertible secured note, b) 26,000 shares through the exercise of stock options, c) a total of 55,475 shares in connection with the purchase of merchandise, and d) 2,057 shares from the conversion of preferred stock.

                      SHOP AT HOME, INC. AND SUBSIDIARIES


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company had total current assets of $3,619,000 and total current liabilities of $7,602,000 for negative working capital of $3,983,000. At June 30, 1995, the Company had current assets of $2,751,000 and current liabilities of $7,372,000 for a negative working capital of $4,621,000. The improvement in working capital position from June 30 to March 31, resulted primarily from cash infused of $2,000,000 from long-term borrowings subsequent to June 30, 1995, offset by cash used by operations of $449,000 for the nine months ended March 31, 1996. Approximately $1,400,000 of the borrowings was used to finance certain equipment additions, provide working capital, and pay off certain short-term bank indebtedness. Significant changes affecting net working capital included an increase in cash of $298,000; and an increase in deferred revenue of $343,000.

As of March 31, 1996, the Company has approximately $500,000 in commitments for the purchase of inventory and $25,000 in commitments for capital expenditures.

The Company achieved positive cash flow of $136,000 in the quarter ended March 31, 1996 and believes internally generated funds from operations (which should improve significantly as carriage penetration increases and cost control programs take effect), and the sale of certain assets together with borrowings and the sale of common stock and warrant rights, if needed, will be sufficient to meet the Company's capital requirements for the near future. The Company is investigating other avenues of additional financing for the mid-future.

        RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED
                            MARCH 31, 1996 AND 1995.

The following table sets forth for the periods indicated the percentage relationship to total revenues of certain items included in the Company's Condensed Consolidated Statements of Operations:


                                  Three Months Ended    Nine Months Ended
                                       March 31,             March 31,
                                  1996       1995        1996       1995
                                  ------     ------     ------     ------
Net revenues                      100.0%     100.0%     100.0%     100.0%

Cost of sales                      61.3       63.1       61.8       62.4
                                  -----      -----      -----      -----

Gross profit                       38.7       36.9       38.2       37.6

Other operating income              1.7        1.1        1.6         .4

Operating expenses                 39.9       44.5       43.5       39.7

Interest expense                    2.2         .3        2.1         .3

Other income                         .1         .2         .2         .3
                                  -----      -----      -----      -----

Net loss before income taxes       (1.6)      (6.6)      (5.6)      (1.7)
                                  =====      =====      =====      =====



The Company's net revenues for the three and nine months ended March 31, 1996, increased $4,295,000 or 69% and $8,615,000 or 45% over the comparable three and nine month periods in the prior year. These increases reflect expanded carriage and market penetration as well as maturing revenues in the Boston and Houston markets. In addition, stronger sales from the Company's customer base reflects a continuation of the Company's plan to increase its market share.

The gross profit margin for the three month period ended March 31, 1996, was 38.7%, compared to 36.9% for the same period in 1995. The margin for the nine month period ended March 31, 1996, was 38.2% increasing from the 37.6% margin for the nine month period in 1995. This increase is primarily the result of more effective purchasing coupled with the addition of new vendors with a greater variety of merchandise.

The Company had other operating income of $181,000 during the nine months, which represents infomercial income generated by WMFP (TV) in Boston and KZJL
(TV) in Houston.

The Company's operating expenses for the three and nine months ended March 31, 1996, increased $1,422,000 or 51% and $4,455,000 or 59%, respectively.
Expressed as a percentage of net revenue, operating expenses decreased to 39.9% from 44.5%, and increased to 43.5% from 39.7% for the three and nine month periods ended March 31, 1996, respectively. The decrease in the percentage of operating expenses for the quarter was achieved primarily as a result of the 69% increase in revenues compared with the leveling of fixed operating expenses. Although the Company experienced a significant increase in cable costs (related to expanded carriage) and depreciation and amortization (related to the acquisition of the Boston and Houston stations); however, total operating expenses expressed as a percentage of sales are declining. For the nine month period, the Company experienced increases in carriage costs, depreciation, and amortization, over the comparable 1995 period. The cable costs precede the subsequent increase in revenues when expanding into new markets.

As a result of the foregoing, the Company incurred net losses of $139,000 and $1,476,000 for the three and nine month periods ended March 31, 1996. The net loss incurred by the Company for the three month period ended March 31, 1996, decreased by $275,000 compared to the same period from the prior year. The net loss for the nine month period increased $1,147,000 when compared to the prior year. The Company believes that the improvement in the third quarter results are attributable to its investment in cable carriage and implemented expense control programs.

In March 1995, the FASB issued Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which i) requires that long-lived assets to be held and used be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable, ii) requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell, and iii) provides guidelines and procedures for measuring impairment losses that are different from previously existing guidelines and procedures. The Company plans to adopt the provisions of Statement 121 in fiscal year 1996 and the change is not expected to have a material effect on the Company's financial position or results of operations.

Additionally, in October 1995, the FASB issued Statement of Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation, which encourages but does not require companies to recognize stock awards based on their fair value at the date of grant. The Company currently follows, and expects to continue to follow, the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized. Although the Company is permitted to continue to follow the provisions of APB 25 under Statement 123, certain pro forma disclosure will be required beginning in 1996, as if the Company had accounted for its stock options under the Statement 123 fair value method.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27 - Financial Data Schedule (for SEC use only).


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/S/ Kent Lillie
- -----------------------------------
Kent E. Lillie, President


Date: May 10, 1996
      -----------------------------

/S/ Joseph Nawy
- -----------------------------------
Joseph Nawy, Vice President Finance


Date: May 10, 1996
      -----------------------------