Form 10-K
period 1996-06-30
SHOP AT HOME INC /TN/
filed 1996-09-30
CIK 810029

                            ------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     -------

                                   FORM 10-K
(Mark One)

      [x]    Annual report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 [Fee Required]

      For the fiscal year ended June 30, 1996

      [ ]    Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 [No fee Required]

      For the transition period from          to
                                     --------    ---------

      Commission File number 0-25596
                             -------

                               SHOP AT HOME, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


TENNESSEE                                                     62-1282758
- ---------                                                     ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                         Identification Number)



                               5210 Schubert Road
                                 P.O. Box 12600
                           Knoxville, Tennessee 37912
                           --------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (423)688-0300
                                                           -------------

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                              -------------------
                         COMMON STOCK, $.0025 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes x   No
                                       ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Common Stock held by non-affiliates of the registrant on September 18,1996 was: $39,657,206.

     Number of shares of Common Stock outstanding as of September 18, 1996:
10,575,255.

                      Documents Incorporated by Reference

     The Registrant's definitive Proxy Statement in connection with the 1996 Annual Meeting of Shareholders planned to be held December 6, 1996 which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended June 30, 1996 is incorporated by reference in Part III of this Annual Report on Form 10-K.

                               SHOP AT HOME, INC.
                                   FORM 10-K
                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Shop at Home, Inc. ("Company"), a Tennessee corporation, is headquartered in Knoxville, Tennessee, and was incorporated in 1986. The Company's principal business is the sale of merchandise and retail products through televised programs broadcast to owners of satellite dish receivers, cable television system subscribers, and television station viewers. The Company creates twenty-four hours of live programming each day, and broadcasts that programming by satellite. It is viewable by up to 35 million (estimated) households throughout North America. This same programming (and occasionally other programs also produced live or on tape) is provided to the Company's owned and operated television stations in Boston and Houston, and to an "ad hoc" network of over 50 independently owned television stations and cable systems around the country for all or a portion of each broadcast day.

     The Company's business offices, broadcast studios, inbound call center, and fulfillment operations are headquartered in Knoxville, Tennessee. In addition to its Tennessee office, the Company owns and operates television stations in Boston (WMFP), and in Houston (KZJL), and manages cable affiliate development offices in Atlanta, Georgia, and Denver, Colorado.

     The Company's programming features a variety of consumer products including, but not limited to, sports collectibles and memorabilia, collectible coins, collectible knives and swords, fitness products, health and beauty products, jewelry, individual gemstones and opals, and other merchandise that appeals to collectors, catalog customers, and TV home shoppers. The Company offers its products at competitive prices that represent enticing values to the consumer. The Company uses show hosts to present and explain the benefits and values of its products to its television audience, takes customer orders at its own call center and ships customer orders through its own fulfillment center or through its affiliated vendors.

     The Company differentiates itself from its competitors in a variety of ways including emphasis on unique collectible items and packages in sports memorabilia, coins and other predominantly male oriented product categories. Additionally, the Company selects and offers higher quality, higher priced merchandise in jewelry, gemstones, and cosmetics. The Company has also successfully developed and utilized proprietary products and brand names in its jewelry and cosmetic lines.

BUSINESS STRATEGY

     The Company's primary mission is to achieve positive earnings per share by attaining accelerated revenue growth and a consistent level of profitability.
A key factor in achieving these objectives is the Company's marketing strategy of establishing dominance in niche markets that are underserved by other TV home shopping and retail competitors. The Company constantly strives to broaden its niche product categories, offer unique items and improve its level of customer service.

     Management has focused internal emphasis on revenue growth, improvement in gross margins, expense control, cable distribution growth and building its infrastructure to maintain its fast growth pace. The Company has recently increased the capacity of the organization in systems, finance, physical distribution, planning, customer service, and affiliate relations. Areas of emphasis during the upcoming fiscal year include merchandising, call center operations, investor relations, and TV cable carriage distribution.

RECENT DEVELOPMENTS

     In October 1995, the Company signed an agreement giving it the right to acquire 49% of the ownership of Television station KLDT, in the Dallas, Texas market. The Company is responsible for the programming of this station which broadcasts to over 600,000 cable television households. Dallas is the country's 8th largest market with over 1.8 million television households.

     The Company recently completed its acquisition of the remaining 51% portion of Television station KZJL, Houston, Texas, that it did not own. Houston is the nation's 10th largest television market with approximately 1.5 million television households.

     The Company recently sold the operating assets of its wholly owned subsidiary, RF Scientific Transportables, which provided mobile uplink services. This subsidiary had not operated profitably over the past few years, and its closing will eliminate the continuing operating loss in excess of $100,000.

     A priority for the Company in the past four years has been the attainment of higher gross margins. Internal programs focused on improved buying techniques, stronger vendor partnerships, and a more favorable merchandise mix have enabled the

Company to improve its gross margin percentage to 38.7% from 36.1% and 34.3% in fiscal 1996, 1995 and 1994 respectively.

     The Company successfully completed two agreements with Telecommunications, Inc. (TCI), the first of which will add at least 4 million up to 10 million, cable households as early as November 1996 on a part time basis. The second agreement gives the Company the right to solicit and negotiate with each of the individual cable systems in TCI's network of over 12 million cable households.

     The Company is in the initial development stage of creating an Internet Website. Since a significant portion of the Company's revenues are derived from the sale of collectible merchandise, especially to male consumers (who are major users of PCs and the Internet), the Company sees this as an excellent opportunity to extend and promote its products.

     The Company expects to continue its accelerated growth rate which is taxing the limits of its current facility in Knoxville, Tennessee. Accordingly, the Company has retained the services of the James N. Gray Construction Co., Inc. to advise on site location, facility requirements, and transition planning as the Company evaluates its physical facility needs for the next several years.

"MUST CARRY" REGULATIONS

     Television station ownership allows the Company to take advantage of the "must carry" rules of the Federal Communications Commission ("FCC") under the Cable Act of 1992 (the "Cable Act"). Generally, the "must carry" rules require most cable systems to use up to one-third of their channels to carry the broadcast signals of local, full power television stations, including those which broadcast predominantly home shopping programming.

     The current strategy of the Company has been developed based on the present status of the "must carry" provisions of the Cable Act of 1992. The long term strategy of the Company is largely dependent on the ultimate outcome of the lawsuit known as Turner Broadcasting System v. FCC, challenging the validity of the must carry provisions of the Cable Act. Under the must carry provisions, cable systems (with the exception of some small systems) are required to set aside up to one-third of their channels for local, full power broadcast stations that request to be carried. These signals must be carried on a continuous, uninterrupted basis and must be placed in the same numerical channel position as when broadcast over-the-air, or on a mutually agreeable channel. Further, with some exceptions, the cable operator may not charge a fee for carrying these broadcast signals.

     On June 27, 1994, the United States Supreme Court issued an opinion in the Turner case in which the Court decided that cable system operators engage in "speech" protected by the First Amendment by virtue of their decisions regarding the programming broadcast over their systems, and the Cable Act constituted a governmental restriction on that speech. The Court held that restriction would be permissible only if (i) the restriction furthers an important governmental interest, (ii) the governmental interest is not suppression of free expression, and (iii) the incidental restriction on the cable system operators' free speech is not greater than is essential to the furtherance of the government interest. The Court remanded the case to the District Court for trial in accordance with this standard.

     On December 12, 1995, a three judge panel of the District Court issued its decision upholding the validity of the must carry provisions of the Act. The Court (with one judge dissenting) found that these provisions did not violate the First Amendment in that there was substantial evidence from which the Congress could have drawn reasonable inferences that the must carry regulations were necessary to protect the economic health of the broadcast television industry and the burden imposed on the cable industry was not substantial.

     Since that date, the Supreme Court has agreed to review this decision, and the matter is set for oral arguments to be made to the Court on October 7, 1996. It cannot be reasonably predicted when the resulting decision of the Supreme Court will be issued, but a decision would be expected before the end of the Court's annual session in early summer of 1997.

     As of this date, the must carry provisions remain effective and cable system operators must continue to adhere to them until, and unless, the Court rules otherwise. There is no assurance that the Supreme Court will ultimately uphold the validity of the must carry provisions of the Cable Act. In the event the must carry requirements are not in force, the Company anticipates that it would continue to seek carriage of its programming on commercial television stations and directly with cable television systems by purchasing broadcast time. These additional expenditures would significantly increase the Company's operating costs, and there is no assurance that the Company could readily replace the households it might lose as a result of an adverse court decision.

OWNED AND OPERATED STATIONS

     In the pursuit of its strategy to build full time distribution, the Company purchased its first television station in February of 1995, WMFP, Channel 62, licensed to Lawrence, Massachusetts and serving the greater Boston area. The station broadcasts at maximum FCC allowable power from atop the 35th floor of #1 Beacon Street, in downtown Boston. Boston is the 6th largest television market in the country with 2,105,100 television households, and 1,571,610 cable households. Metropolitan Boston's 5,717,000 residents spend in excess of $47 billion on total annual retail sales.

     Total consideration for the purchase of WMFP was $7,000,000 comprised of cash, long term debt, common stock, and series A preferred stock.

     In fiscal 1995, the Company also purchased a 49% interest and an option to acquire the remaining 51% of television station KZJL, Channel 61, licensed to Houston, Texas. On September 5, 1996, the Company acquired this 51% interest. The station signed on the air on June 3, 1995 and broadcasts from a 1500 foot tower in the Houston "antenna farm". Houston is the 10th largest Designated Marketing Area with 1,561,350 television households and 834,900 cable households. Houston is ranked 8th in the United States Buying Power Index and has total retail sales of over $28 billion. Shop At Home programming runs exclusively on the station for the majority of each broadcast day.

     Total consideration for the 49% interest was a total of $2,500,000 in cash, long term debt and common stock. The remaining 51% was purchased for $1,400,000 payable over 11 years at 6%. Cost to the Company to construct the station was approximately $2.2 million.

CABLE CARRIAGE AFFILIATIONS

     The business planning of the Company for future revenue growth and the general expansion of the opportunities for the Company center upon carriage. Carriage is the distribution of the Company's programming into television homes in the United States and some coverage into other North American homes.
A Company priority is to achieve an increase in the number of cable homes which receive the programming of the Company's home shopping format.

     In mid-1993, an aggressive strategy was launched to build a cable distribution for the Company's programming. Since that time, the Company has been successful in continuously increasing its cable distribution and increasing its aggressiveness in building strong ties to major cable Multiple System Operators. The Company's programming is now viewed in more than 50 cable markets, including nine of the country's top ten Designated Market Areas.

     During fiscal 1996, the Company has added over 25 new cable markets on either a full time or part time basis. In addition, the Company has secured coverage on superstation WWOR which gives the Company access to more than 23 million households for some portion of each week.

     The Company has also entered into two carriage agreements with Telecommunications, Inc. (TCI), one of which will add at least 4 million households (800,000 FTE's) as early as November 1996, and can grow to a total of 10 million households within a year of initiation of carriage. The second agreement gives the Company the right to solicit and negotiate with the individual cable systems in TCI's network of over 12 million cable households.

     The Company anticipates that it will continue to be successful in securing similar additional cable distribution during the next year and accordingly has increased its Affiliate Relations staff.

BROADCAST OPERATIONS

     The Company's programming is distributed to satellite dish owners, television stations and cable television systems, from the Company's studios in Knoxville, Tennessee. The programming is transmitted by means of the Company's satellite uplink facilities to transponders leased or subleased by the Company on domestic communications satellites. The transponders then re-transmit the signals received from the Company to satellite dish receivers located throughout the United States and parts of Canada and Mexico. Owners of home satellite dish receivers, the Company's principal market of customers prior to mid-1993, are generally able to receive programming directly from the satellite. The signal is also received by affiliated cable television systems and television stations who re-broadcast the Company's signal.

     On December 1, 1995, the Company commenced broadcasting on transponder 4C of AT&T's state of the art satellite 402R, thereby terminating its use of the S3-18 transponder.

PRODUCT ASSORTMENT

     The Company's programming features a variety of consumer products including jewelry, gemstones, opals, sports cards and memorabilia, rare coins and currency, collectible knives and swords, electronics, fitness equipment, health and beauty products, and home related items. The Company seeks to offer high quality products that are not readily available or are differentiated from its competitors. From time to time, the Company also offers exceptional values when it is able to take advantage of close-out merchandise and pricing from selected vendors.

     The Company has multiple sources of products and believes its relationships with most of its vendors is excellent. The Company believes certain products which it sells are readily available through multiple suppliers. The Company also acquires unique products from a select group of vendors (some of whom are shareholders) and believes it will be able to continue to identify sources of specialty products. These unique products are what the Company believes help to differentiate it from its competitors.

     The Company's programs use a show host approach whereby information is conveyed about the products with a demonstration of the use of the products to the television audience. The viewer may purchase any product the Company offers at any time after such product's offering, subject to availability. Thus a viewer is not limited to purchasing a product only during that particular product's air time. The Company continually monitors product sales and revises its product offerings in an effort to maintain a productive and profitable product mix.

     The Company is continuously evaluating new products and vendors as it strives to broaden its merchandise selection.

PROGRAMMING

     The Company segments most of its programming into product or theme categories. The Company often provides multiple broadcasts (two or more) during peak viewing times. The Company provides one full-time live broadcast and part-time live, taped, or simulcast broadcasts on two satellite transponders that the Company leases from ESPN. The Company has studio and broadcasting capacity to produce two live shows simultaneously.

     The Company seeks to differentiate itself from other televised home shopping programmers by utilizing an informal, personal style of presentation and by offering unique and more "upscale" types of products with a heavy emphasis on sports and sports related products. Rare coins, collectible sports items, and other limited-availability items provide viewers with alternatives to the products offered on other home shopping programming. Specialized products are presented and described by knowledgeable on-air hosts. The Company believes that continued use of such "niche" programming is important to the future growth of the Company.

CUSTOMER RELATIONS

     The Company maintains its own call center and customer service operations at its headquarters in Knoxville, Tennessee. Customers can place orders with the Company 24 hours a day, seven days a week via the Company's toll free 800 numbers. The Company uses both Customer Sales Representatives (CSRs) and an automated touch-tone ordering system to accept customer orders. A majority of the Company's customers pay for their purchases by credit card and the Company also accepts payment by money order, personal check, certified check, debit cards and wire transfers. The Company has recently developed and implemented a new training program to further raise its service and productivity levels.

     The Company ships customer orders as quickly as possible utilizing UPS, Federal Express, and Parcel Post for the majority of its shipments. To increase speed of service the Company ships both from its warehouse facility in Knoxville and directly to the customer from selected vendors with whom it has arranged "drop ship" agreements. The Company also operates a separate customer service department to facilitate and handle customer inquiries about ship dates, product, and billing information.

     The Company offers a full 30 day return policy to insure customer satisfaction and to promote the purchase of its merchandise. Mechanical, electronic, and other items may be covered by additional manufacturer warranties; however, the Company does not offer additional warranties on the products it sells. The Company strives to continuously improve its customer service and utilizes outside agencies to conduct objective comparisons with other TV home shopping competitors. Additionally, the Company periodically surveys and researches its customers to solicit ideas for better products, programming, and service.

     From time to time the Company conducts promotional campaigns to launch new shows and products, increase its revenue per household, and introduce new viewers to its programming. Multiple media are used to communicate these events including on-air promotion, show host emphasis, package stuffers, direct response mailers and TV commercials.

FEDERAL REGULATION AND LEGISLATION

     The FCC grants licenses to construct and operate uplink equipment, which transmits signals to satellites. These licenses are generally issued without a hearing if suitable frequencies are available. Presently, the Company has licenses issued by the FCC for the operation of two domestic fixed satellite service earth stations that are renewable on a one (1) year basis. In the event the FCC fails to renew or terminates the licenses for one or both of these vehicles, the Company's ability to provide programming will be significantly affected. The Company does not have any agreements for backup transmission of its programming to satellites, but it believes it could obtain such services, although it might incur substantial additional costs in entering into new arrangements. In addition, the Company's ability to expand its programming capability is limited by the requirement that it obtain licenses for additional uplink facilities.

     Each of the Company's television stations operate pusuant to a license issued by the FCC. Television broadcast licenses are issued for a period of five (5) years, and the license for KZJL will expire in 1998 and the license for WMFP will expire in 1999. The Company may apply to renew these licenses, and third parties may challenge those applications or file competing applications. Although the Company has no reason to believe its licenses will not be renewed in the ordinary course, there can be no assurance that the licenses will be renewed.

     The television broadcast industry is subject to extensive and changing regulation. The Communications Act of 1934, as amended, and FCC rules require the FCC to consent to assignments of FCC licenses or the transfer of control of FCC licensees. There are currently under consideration new regulations regarding a variety of matters which could have an adverse affect of the ownership and operation of broadcast properties, or which could increase the value of such holdings. FCC regulations also require broadcast stations to maintain certain records for public inspection and to submit periodic reports to the FCC, including reports concerning the ownership of the licensee, the employment practices of the station, and other matters. While the Company has no reason to believe that it is not in full compliance with all applicable regulations, it is subject to periodic inspections by the FCC and there can be no assurance of full compliance. The FCC has the power to assess monetary penalties for violations of applicable law and regulations, and it can, in particularly egregious cases, seek to revoke the station's license or to decline to renew the license.

COMPETITION

     The television home shopping industry is highly competitive and is dominated by two companies, Home Shopping Network and QVC Network. The Company's programming competes directly with Home Shopping Network, QVC, or other home shopping networks in almost all of the Company's markets. Home Shopping Network and QVC are well-established and significantly better capitalized than the Company, and each network reaches a significantly larger percentage of U.S. television households. The Company is at a competitive disadvantage in attracting viewers for a number of reasons, including the fact that the Company's programming is often not carried by cable systems on a full time basis and the Company may have less desirable television channel placement on cable systems. The Company expects the home shopping industry to grow and expand. As a result, the Company expects increased competition for viewers, personnel, and television station carriage from present competitors, as well as new entries into the market. New companies that announced or launched competitive services during the last year were largely unsuccessful including Global Shopping Network, Outlet Mall Network, and Hollywood Showcase.

     The Company believes that there is significant value in its long (10 year) operating history, and the fact that it is one of only four broadly distributed electronic retailers in America.

     As a seller of merchandise at retail, the Company competes for consumer expenditures with other types of retail businesses, including department, discount, warehouse, jewelry and specialty stores, mail order, and catalog companies and other direct sellers.

SEASONALITY

     Although the television home shopping business in general is seasonal, with the major selling season occurring during the last quarter of the calendar year, the Company has not experienced the usual seasonality primarily because it has, over the past three years, significantly increased its carriage and therefore, each quarter has increased over the sales of the previous quarter. The home shopping industry is also sensitive to general economic conditions and business conditions affecting consumer spending. The Company's product lines include jewelry, sports cards, sports memorabilia, collectibles, and other unique items that may make it more sensitive to economic conditions. Over the last five years, the Company's revenues in the last quarter of the calendar year approximated 26%.

EMPLOYEES

     The Company had approximately 236 paid employees as of June 30, 1996, some of whom are part time. The Company believes its relationship with its employees is good. Presently no collective bargaining agreements exist between the Company and its employees.

                      SHOP AT HOME, INC. AND SUBSIDIARIES


     ITEM 2.  PROPERTIES

     The Company leases office space in Atlanta, Georgia primarily to house its executive office and a portion of its affiliate relations department. The Company currently leases approximately 17,000 square feet of studio, office, and warehouse space in Knoxville, Tennessee from a corporation controlled by W. Paul Cowell, a director. As the Company grows, it will need additional office, studio, and warehouse space. Although no additional space is available at the Company's current location in Knoxville, management believes the Company can obtain suitable large facilities at other locations, if needed. The Company's Knoxville lease is currently on a term lease with a scheduled expiration date of June 30, 1997. The Company is in the process of extending this lease to December 31, 1997 if needed.

     In addition, the Company through its subsidiaries WMFP in Boston, MA and KZJL in Houston, Texas leases space to house their station transmitters.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to litigation which arises in the normal course of its business. The Company is not currently a party to any litigation which, if adversely determined, would have a material adverse effect on the Company, its liquidity or its operations.

     The Company is a defendant in a case filed in February, 1995 in the United States District Court for the Southern District of California by Upper Deck Authenticated, Ltd. The plaintiff alleges that it possesses the exclusive right to market, sell and distribute sports memorabilia and collectibles featuring the name, autograph, signature or likeness of certain famous athletes. The plaintiff alleges that each of the defendants, including Shop at Home, violated its exclusive rights by selling and marketing collectibles and memorabilia featuring these athletes. In addition, the plaintiff alleges that certificates of authenticity provided by the defendants, including Shop at Home, to certain purchasers of autographed sports memorabilia and collectibles failed to comply with the requirements of California law.

     On this basis, the plaintiff asserts a right to relief based upon unfair competition, section 43(a) of the Lanham Act, section 17200 of the California Business and Professional Code, unjust enrichment, dilution and misappropriation of the athletes' right of publicity. The plaintiff requests that the court grant a preliminary and permanent injunction against each Defendant, issue a declaratory judgment, impose a constructive trust, and grant compensatory and punitive damages, together with attorney's fees.

                      SHOP AT HOME, INC. AND SUBSIDIARIES



     Shop at Home has filed its answer to the Complaint admitting that Shop at Home has sold items featuring the athletes but denying the other allegations made in the Complaint. Shop at Home's answer asserts, among other defenses, the "first sale doctrine," which provides that once an item is sold in commerce the originator of the item (in this case the athlete) loses all rights to control the subsequent sale of the item. In addition, Shop at Home's answer asserts that the plaintiff's "exclusive right" is not "exclusive" as other organizations from whom Shop at Home acquires its merchandise, possess a lawful right to the use the athletes' names, signatures, photographs or likenesses. Further, Shop at Home asserts that its certificates of authenticity comply in all respects with applicable law.

     Recently, the plaintiff filed a motion for permission to amend its complaint to add an additional plaintiff--Upper Deck Company--and to add several new defendants. The Amended Complaint alleges that the plaintiffs' rights extend not only to autographed memorabilia (the subject of the first complaint), but also to any item that features an athlete's name, specimen autograph, player number, likeness, biographical information or statistical information. The Amended Complaint alleges that Shop at Home had advertised and sold both autographed and unautographed merchandise featuring the indicia of the athletes at issue, and that the plaintiffs have both exclusive and nonexclusive licenses to exploit commercially the indicia of these athletes. The Amended Complaint requests compensatory damages, restitution, punitive damages, reasonable attorney's fees prejudgment interest and costs, all in an unspecified amount.

     As of this date, the Court has not ruled on the Plaintiff's motion. In any event, Shop at Home believes that it has a valid defense in the action and plans to defend the matter vigorously.

     This case has not been set for trial.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                      SHOP AT HOME, INC. AND SUBSIDIARIES



        PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     In June 1995, the Company was approved by NASDAQ to be listed on the NASDAQ SmallCap market.

     The range of high and low bid quotations for the Company's Common Stock by fiscal quarters during the two most recent years, as obtained from the National Quotation Bureau, Inc., directly and by one of the Company's principal market makers, is provided below.

     These quotations reflect inter-dealer prices without retail markup, markdown, or commissions and may not necessarily represent actual transactions. Effective June 9, 1995, the Company's stock was listed on NASDAQ's SmallCap Market and the bid prices shown after that date reflect the high-low closing bid quote on NASDAQ.


                                               High Bid      Low Bid
                                               --------      -------
07/01/94 -- 09/30/94                           $2.75         $2.00
10/01/94 -- 12/31/94                           $2.625        $2.00
01/01/95 -- 03/31/95                           $3.625        $3.00
04/01/95 -- 06/30/95                           $3.50         $2.25
07/01/95 -- 09/30/95                           $3.00         $2.625
10/01/95 -- 12/31/95                           $5.19         $2.375
01/01/96 -- 03/31/96                           $3.25         $2.00
04/01/96 -- 06/30/96                           $3.875        $2.9375


     The approximate number of shareholders of the Company's Common Stock of record on June 30, 1996, was 694.

     Since the Company's inception in 1986, the Company has paid no dividends with respect to its Common Stock. It is reasonable to project that the Company intends to retain earnings to finance the growth and development of the Company's business and does not expect to pay any cash dividends on its Common Stock in the foreseeable future.

                      SHOP AT HOME, INC. AND SUBSIDIARIES




ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial information for the years ended June 30, 1996, 1995, 1994, 1993, and 1992 has been derived from the consolidated financial statements of the Company and should be read in conjunction with the financial statements, the related notes thereto, and other financial information included elsewhere herein.




                                  6/30/96         6/30/95         6/30/94         6/30/93           6/30/92
                                  -------         -------         -------         -------           -------
Current assets                $ 5,273,163     $ 2,750,656     $ 3,218,623     $ 1,541,712       $ 1,950,658
Current liabilities             8,993,793       7,371,600       3,779,660       3,975,204         1,944,491
Total assets                   20,286,670      18,157,431       4,770,262       3,130,104         3,556,868
Long-term debt                  7,805,048       6,865,493         283,275         161,384           178,223

Redeemable
 preferred stock                1,393,430       1,405,000           - 0 -           - 0 -             - 0 -
Stockholders' equity            2,108,399       2,520,338         707,327      (1,006,484)        1,434,154
Net revenues                   40,016,114      26,787,013      21,717,344      19,878,478        21,156,903
Infomercial Income                659,461         189,048           - 0 -           - 0 -             - 0 -
Net loss                       (1,405,472)     (1,281,989)     (1,052,335)     (2,440,638)          (60,104)
Net loss per
 share of common stock               (.14)           (.14)           (.13)           (.33)             (.01)
Cash dividends per
 common share                         -0-           - 0 -           - 0 -           - 0 -             - 0 -




                      SHOP AT HOME, INC. AND SUBSIDIARIES



ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationship to total revenue of certain items included in the Company's Statements of Operations.


                                                            YEAR ENDED JUNE 30
                                                           1996    1995    1994
                                                          ------  ------  ------
NET REVENUES                                                100%    100%    100%

COST OF GOODS SOLD                                         61.3    63.9    65.7

GROSS PROFIT                                               38.7    36.1    34.3

OTHER OPERATING INCOME                                      1.7     0.7     0.0

PROMOTION AND ADVERTISING CHARGES                            .6     1.0     1.0

SALARIES AND WAGES                                         11.3    12.6    13.4

TRANSPONDER AND CABLE CHARGES                              15.1    12.0     8.9

OTHER GENERAL OPERATING AND ADMINISTRATIVE
   EXPENSES                                                13.1    13.7    13.5

DEPRECIATION AND AMORTIZATION                               2.2     2.0     1.9

OTHER EXPENSE                                              (1.9)   (0.5)   (0.4)

INCOME TAX EXPENSE (BENEFIT)                                 .3     0.0     0.0

NET LOSS                                                   (3.5)   (4.6)   (4.8)

RESULTS OF OPERATIONS

FISCAL 1996 VS. FISCAL 1995

     The Company's net revenues for the fiscal year ended June 30, 1996, were $40,016,000, an increase of $13,229,000 or 49.4% over the prior year. The increase was primarily attributable to greater cable coverage which resulted from the addition of approximately 2,700,000 full time equivalent households resulting in a total of 5,400,000 full time equivalent households by the end of June 1996. This two-fold increase in households is attributable mainly to the combined carriage in the Boston, Houston, and Dallas markets which the Company did not broadcast to in the prior fiscal year (approximately 60%) and the additional part time carriage on various full power

                      SHOP AT HOME, INC. AND SUBSIDIARIES



stations throughout the United States (approximately 40%). The sales increase was the result of increased sales volume and not an increase in sales prices.

     During the year, the Company introduced and developed new product lines in Health & Beauty, Fitness and Collectible Knives. In addition, there was a broadening of the Coin product line and the Company re-introduced its "Dominator" collectible card. These new and expanded product lines helped generate new sales to broaden the customer base.

     Gross profit increased by $5,834,000 or 60.4%, primarily as a result of increased sales related to expanded carriage throughout the United States and increased gross margins. The Company's average gross profit margin increased to 38.7% from 36.1% in the previous year as a result of improved purchasing, selection and development of more unique merchandise and product lines. Higher margins were obtained throughout most product categories, particularly in the jewelry and sports product lines.

     In addition to net revenues the Company generated $659,000 in informercial revenue from its stations WMFP in Boston and KZJL in Houston. This represented a 248% increase over the informercial revenue of the prior year and was the first full year of informercial revenue. The Company anticipates continued improvement in this area.

     The Company "develops" a market by broadcasting its programming over a period of time. Consequently there is a timing difference of approximately 6 to 9 months whereby the expenses out pace future revenues. In these instances, the Company's profitability in a specific new market will be initially depressed until future revenue streams exceeds expenses.

     Operating expenses for fiscal 1996 increased $5,920,000, or 53.8% over 1995. The major items resulting in the increase were: a) additional cable carriage and signal distribution costs of approximately $2,798,000 or 86.7%; b) an increase in salaries of approximately $756,200 or 22.5% related to variable labor costs associated with the higher volume of customer calls and some additions to management; c) an increase of $367,900 or 162.0% in legal expenses associated with the contemplated Paxson merger and certain litigation; d) an increase in depreciation, amortization, station management costs and utilities of approximately $975,000 or 22.7% primarily associated with the operating costs and acquisitions of fixed assets of the Boston and Houston television stations, which were owned for a full year in 1996; e) the Company's operating expenses for Houston exceeded revenues by $305,000 until January 1996 when Houston became profitable; and f) an increase in telephone cost of $179,000 or 38.3%; credit card discounts of $354,000 or 53.5% related primarily to the higher business revenues in 1996.

                      SHOP AT HOME, INC. AND SUBSIDIARIES




     Other expenses were negatively impacted by $610,000 or 479.1% primarily due to increased interest expense on the additional $2,000,000 in debt secured in August 1995 and the full year of expense from new debt incurred in fiscal 1995.

FISCAL 1995 VS. FISCAL 1994

     The Company's net revenues for the fiscal year ended June 30, 1995, were $26,787,000, an increase of $5,070,000 or 23.3% over the prior year. The increase was primarily attributable to greater cable coverage which resulted in the addition of approximately 700,000 full time equivalent households to a total of 2,700,000 full time equivalent households by the end of June 1995.
The sales increase was the result of increased sales volume and not the result of an increase in sales prices.

     During the year, the Company introduced a copyrighted line of specialty jewelry called, Bella Luce. Bella Luce is high quality gold (14K) pieces, (rings, bracelets, earrings, necklaces, etc.) with high quality, synthetic gemstones.

     Gross profit increased by $2,227,000 or 29.9%, primarily as a result of increased sales related to expanded carriage throughout the United States. The Company's average gross profit margin increased to 36.1% from 34.3% in the previous year as a result of improved purchasing, selection of more unique merchandise and better vendor pricing. Higher margins were obtained throughout most product categories, particularly in the jewelry and sports product lines.

     The Company generated other operating income of $189,000 in fiscal 1995 from the sale of infomercial time at its new station in Boston. The Company anticipates further increases in this type of income in the future from the Houston station in which it has acquired an ownership interest.

     Operating expenses for fiscal 1995 increased $2,616,000, or 31.1%. The major items resulting in the increase were: a) transponder and cable costs increases of $1,298,000 or 67.3% of which approximately $480,000 related to the necessary duplication of transponder costs for the period of January through June 1995 and approximately $820,000 related to the cost of acquiring increased cable coverage; b) an increase in salaries of approximately $440,000 or 15.1% related to variable labor costs associated with the higher volume of customer calls and also additions to management; c) an increase in other general and administrative expenses of $703,000 or 24.0% which includes $180,000 related to the resolution of issues pertaining to prior years activities; and d) an increase in depreciation and amortization related to fixed

                      SHOP AT HOME, INC. AND SUBSIDIARIES



and intangible assets resulting from the acquisitions of WMFP in Boston and KZJL in Houston.

     The acquisition of WMFP in Boston and the partial interest in KZJL in Houston occurred in the latter part of the fiscal year and subsequently revenues derived from these two stations did not have a material impact on revenues in relation to the operational costs necessary to build the infrastructure to handle the increased level of business from these stations.

     In addition, when entering a new market, it is generally necessary to promote and develop that market in order for the viewers to become aware of the presence of a new station. Until the awareness fully occurs, the early stages of development expenses could outpace revenues. With respect to Houston, the future anticipated revenues will directly relate to the actual cable coverage. As of June 30, 1995, KZJL had no cable coverage in Houston, approximately 10% coverage as of September 1995, and increase to approximately 65% of the market's available cable households by December 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Fiscal 1996 was a year of continuing growth for Shop at Home. The Company continued its aggressive approach of expansion into cable markets. Fiscal 1996 was the Company's first full year of operations for its subsidiaries, WMFP in Boston and KZJL in Houston. The first six months of operation, the Houston station operated at a loss of $305,000 until January 1996 when it became profitable. As these subsidiaries continue to mature they should add increasing amounts of working capital to the company. Management believes the growing market value of these broadcast assets and the addition of long-term, full time, predictable coverage will significantly and positively add long term value and revenue to the Company.

     At June 30, 1996 the Company had a net working capital position of ($3,720,000), an increase of $861,000. This increase was attributable primarily to the $400,000 cash conversion of non performing assets and the issuance of common stock in payment of approximately $609,000 of accounts payable. By the end of fiscal 1996, the Company had closed down R.F. Scientific Transportable, Inc. and put in place operating efficiencies in its Houston subsidiary, the combined effect of which should have a positive impact on carriages and cash flow in the excess of $400,000. Much of the growth in liabilities is reflective of the Company's increased sales volume. The Company believes that it enjoys strong, long-term relationships with its vendors. It is common in the retail business to have a low working capital ratio and Shop at Home

                      SHOP AT HOME, INC. AND SUBSIDIARIES



believes that its ability to meet future vendor obligations will be adequate.

     In 1996 the Company completed the installation of a new computer system which facilitates Shop at Home's ability to meet increased sales demands. In July 1996 the Company instituted a new credit card processing system which provides instant sales verification and moves the point of cash receipts to the time of shipment.

     The Company believes internally generated funds from operations, together with borrowings similar to the $2,000,000 loan consummated in August 1995, and the sale of common stock and warrant rights, if needed, will be sufficient to meet the Company's capital requirements during the next fiscal year. Additionally, the Company believes that it possesses significant leverage in its assets, particularly in its Boston and Houston television stations, which it believes it can use for future financing possibilities, if necessary.

     In March 1995, the FASB issued Statement of Accounting Standards No 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of which i) requires that long-lived assets to be held and used be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable, ii) requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell, and iii) provides guidelines and procedures for measuring impairment losses that are different from previously existing guidelines and procedures. The Company adopted the provisions of Statement 121 in fiscal year 1996 and the changes did not have a material effect on the Company's financial position or results of operations.

     Additionally, in October 1995, the FASB issued Statement of Accounting Standards No. 123. Accounting and Disclosure of Stock-Based Compensation which encourages but does not require companies to recognize stock awards based on their fair value at the date of grant. The Company currently follows, and expects to continue to follow, the provisions of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized. Although the Company is permitted to continue to follow the provisions of APB 25 under Statement 123, certain pro forma disclosure will be required beginning in 1996, as if Company had accounted for its stock options under the Statement 123 fair value method. No such options were issued in fiscal year 1996.

                      SHOP AT HOME, INC. AND SUBSIDIARIES





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements



                                                                                 Page
Report of Independent Auditors                                                   23

Consolidated Balance Sheets at June 30, 1996 and June 30, 1995                   24-25

Consolidated Statements of Operations for the years ended June 30, 1996,
June 30, 1995, and June 30, 1994                                                 26

Consolidated Statements of Stockholders' Equity for the years ended
June 30, 1996, June 30, 1995, and June 30, 1994                                  27

Consolidated Statements of Cash Flows for the years ended
June 30, 1996, June 30, 1995, and June 30, 1994                                  28-29

Notes to Consolidated Financial Statements                                       30-46



                      SHOP AT HOME, INC. AND SUBSIDIARIES



                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Shop at Home, Inc.

     We have audited the accompanying consolidated balance sheets of Shop at Home, Inc. and Subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shop at Home, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.




Knoxville, Tennessee                    COOPERS & LYBRAND L.L.P.
September 6, 1996

                     SHOP AT HOME, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 1996 AND 1995

                                    ASSETS


                                                             1996                   1995
                                                         -----------            -----------
  CURRENT ASSETS
    Cash and cash equivalents                            $ 1,914,759            $   202,146
    Accounts receivable - trade                              380,077                507,166
    Accounts receivable - related parties                      7,680                   -
    Inventories                                            2,611,142              1,683,472
    Prepaid expenses                                         279,505                159,300
    Deferred tax assets                                       80,000                198,572
                                                         -----------            -----------
          Total current assets                             5,273,163              2,750,656

  PROPERTY & EQUIPMENT, NET                                3,470,226              3,937,939

  FCC LICENSES, NET                                       10,516,041             10,745,106

  GOODWILL, NET                                              605,154                630,416

  OTHER ASSETS                                               422,066                 93,314
                                                         -----------            -----------

TOTAL ASSETS                                             $20,286,670            $18,157,431
                                                         ===========            ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                     SHOP AT HOME, INC. AND SUBSIDIARIES
                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             1996                   1995
                                                         -----------            -----------
CURRENT LIABILITIES

  Current portion - capital leases                       $   109,444            $   140,202
  Current portion of long-term debt                          741,262                924,720
  Accounts payable - trade                                 3,201,320              3,463,630
  Accounts payable - related party                           449,550                762,809
  Credits due to customers                                 1,100,120                617,904
  Other payables and accrued expenses                      1,665,806                971,998
  Deferred revenue                                         1,512,291                495,337
                                                         -----------            -----------
        Total current liabilities                          8,979,793              7,366,600
                                                         -----------            -----------

LONG-TERM LIABILITIES

  Capital leases, less current portion                        53,649                146,116
  Long term debt, less current portion                     5,669,063              4,415,076
  Deferred income taxes                                    2,082,336              2,304,301

REDEEMABLE PREFERRED STOCK
  $10 par value, 1,000,000 shares authorized,
  137,943 and 140,000 issued and outstanding in            1,393,430              1,405,000
  1996 and 1995 respectively

COMMITMENTS (NOTES 6, 8, 10, AND 14)

STOCKHOLDERS' EQUITY
  Common stock - $.0025 par value,
    30,000,000 shares authorized,
    10,575,255 and 10,144,080 shares issued in
    1996 and 1995 respectively                                26,438                 25,360

  Additional paid and capital                              9,927,767              8,935,332
  Accumulated deficit                                     (7,845,826)            (6,440,354)
                                                         -----------            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $20,286,670            $18,157,431
                                                         ===========            ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                     SHOP AT HOME, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                AS OF JUNE 30,


                                                                   1996             1995           1994
                                                                -----------     -----------     -----------
NET SALES                                                       $ 40,016,114    $ 26,787,013    $ 21,717,344

COST OF SALES                                                     24,516,348      17,120,791      14,278,024
                                                                ------------    ------------    ------------
        Gross Profit                                              15,499,766       9,666,222       7,439,320

OTHER OPERATING INCOME                                               659,461         189,000           -
                                                                ------------    ------------    ------------
OPERATING EXPENSES
  Promotion and advertising costs                                    241,170         269,420         224,314
  Salaries and wages                                               4,112,858       3,356,624       2,917,045
  Transponder and cable charges                                    6,024,743       3,226,481       1,928,065
  Other general operating and administrative expenses              5,673,540       3,639,749       2,936,338
  Depreciation and amortization                                      877,861         517,523         399,773
                                                                ------------    ------------    ------------
        Total operating expenses                                  16,930,172      11,009,797       8,405,535
                                                                ------------    ------------    ------------
LOSS FROM OPERATIONS                                                (770,945)     (1,154,576)       (966,215)
                                                                ------------    ------------    ------------

OTHER INCOME (EXPENSE)
  Interest, net                                                     (794,558)       (216,486)        (71,935)
  Miscellaneous                                                       66,637          89,072         (14,185)
                                                                ------------    ------------    ------------
        Total other income (expense)                                (737,921)       (127,414)        (86,120)
                                                                ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                                          (1,508,666)     (1,281,989)     (1,052,335)

INCOME TAX BENEFIT                                                   103,394          -               -
                                                                ------------    ------------    ------------

NET LOSS                                                        $ (1,405,472)   $ (1,281,989)   $ (1,052,335)
                                                                ============    ============    ============

NET LOSS PER SHARE
  OF COMMON STOCK                                               $      (0.14)   $      (0.14)   $      (0.13)
                                                                ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES                                 10,284,085       9,436,870    $  8,224,583
                                                                ============    ============    ============



 The accompanying notes are an integral part of these consolidated financial statements.

                     SHOP AT HOME, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED JUNE 30, 1996, 1995, AND 1994



                                                        ADDITIONAL                      TREASURY
                                        COMMON           PAID IN        ACCUMULATED      STOCK
                                        STOCK            CAPITAL          DEFICIT       AT COST
                                        -------         ----------      -----------     --------
Balance - June 30, 1993
  (7,378,864 shares)                    $18,447         $3,121,349      $(4,106,030)    $(40,250)

Issuances of common stock
  (1,525,454 shares)                      3,813          1,992,333             -            -

Proceeds from sales of
  warrants and options                      -              770,000             -            -

Net loss                                    -                 -          (1,052,335)        -
                                        -------         ----------      -----------     --------
Balance - June 30, 1994
  (8,904,118 shares)                     22,260          5,883,682       (5,158,365)     (40,250)

Issuances of common stock
  (389,215 shares)                          973            999,027             -            -

Retirement of treasury stock               (115)           (40,135)            -          40,250
  (46,000 shares)

Issuances of common stock
  (896,747 shares)                        2,242          2,097,758             -            -

Preferred stock dividend accrued            -               (5,000)            -            -

Net loss                                    -                 -          (1,281,988)        -
                                        -------         ----------      -----------     --------
Balance - June 30, 1995
  (10,144,080 shares)                    25,380          8,935,332       (6,440,364)           0

Issuance of common stock
  in connection with financing
  (100,000 shares)                          250            249,750             -            -

Issuance of common stock in
  connection with conversion
  of preferred stock
  (2,000 shares)                              5             20,565             -            -

Exercise of employee stock options
  (126,000 shares)                          315            127,125             -            -

Issuance  of common stock in
  payment of payable obligations
  (203,175 shares)                          508            609,015             -            -

Preferred stock dividend accrued            -              (14,000)            -            -

Net loss                                    -                 -          (1,405,472)        -
                                        -------         ----------      -----------     --------
Balance - June 30, 1996
  (10,575,255 shares)                   $26,438         $9,927,787      $(7,845,826)    $      0
                                        =======         ==========      ===========     ========



 The accompanying notes are an integral part of these consolidated financial statements.

                     SHOP AT HOME, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED JUNE 30, 1996, 1995, AND 1994



                                                            1996           1995            1994
                                                        -----------     -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:

  Net loss                                              $(1,405,472)    $(1,281,989)    $(1,052,335)
  Non-cash expenses included in net loss
    Depreciation and amortization                           877,861         517,523         399,773
    Loss on sale of equipment                                19,165                          13,814
    Deferred income taxes                                  (103,394)            -               -
    Change in provision for inventory obsolescence          (88,122)            -               -
  Changes in current and non-current items
    Accounts receivable                                     119,409         (38,135)       (312,853)
    Inventories                                            (230,024)       (110,577)       (119,738)
    Prepaid expenses and other assets                      (197,019)        102,563        (142,830)
    Accounts payable and accrued expenses                   805,455       2,759,182          41,269
    Deferred revenue                                      1,016,954          (5,888)        236,691
                                                        -----------     -----------     -----------
      Net cash (used) provided by operations                814,813       1,942,679        (936,209)
                                                        -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITES:

  Cash payments for acquisitions                                -        (1,289,072)            -
  Purchase of equipment                                    (507,494)     (2,370,582)       (213,952)
  Proceeds from sale of equipment                           400,000           -               5,076
  Other assets                                                  -             -              (4,300)
  FCC licenses                                              (38,000)          -                 -
                                                        -----------     -----------     -----------
    Net cash used by investing activities                  (145,494)     (3,659,654)       (213,176)
                                                        -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Exercise of stock options                                 127,440             -         2,450,118
  Repayments of debt                                       (985,851)       (662,115)       (651,351)
  Additional long-term debt                               2,056,380       1,620,488         625,000
  Capital lease payments                                   (154,675)       (114,278)       (125,267)
                                                        -----------     -----------     -----------
    Net cash provided by financing activities             1,043,294         844,096       2,198,800
                                                        -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH                           1,712,613        (872,880)      1,049,115

  Cash beginning of period                                  202,146       1,075,026          25,911
                                                        -----------     -----------     -----------
  Cash end of period                                    $ 1,914,759     $   202,146     $ 1,075,026
                                                        ===========     ===========     ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                     SHOP AT HOME, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED JUNE 30, 1996, 1995, AND 1994, CONTINUED


                                                  1996             1995           1994
                                                --------        ----------      --------
SCHEDULE OF NONCASH FINANCING ACTIVITIES

Stock issued for inventory and reduction
  of accounts payable                           $609,015        $    -          $316,028
                                                ========        ==========      ========
Accounts payable recorded
  for acquisition costs                         $   -           $    -          $ 59,433
                                                ========        ==========      ========
Cost of equipment purchased through
  capital lease obligation                      $ 31,450        $  290,561      $   -
                                                ========        ==========      ========
Notes payable issued for acqusitions
  of BCST and MFP, Inc.                         $   -           $3,750,000      $   -
                                                ========        ==========      ========
Stock issued for acquisitions
  of BCST and MFP, Inc.                         $   -           $4,500,000      $   -
                                                ========        ==========      ========
Stock issued in connection
  with financing                                $250,000        $    -          $   -
                                                ========        ==========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                      $795,125        $  139,097      $ 77,526
                                                ========        ==========      ========


 The accompanying notes are an integral part of these consolidated financial statements.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Shop at Home, Inc. and its 100% owned subsidiaries, RF Scientific Transportables, Inc, Broadcast Cable and Satellite Technologies, Inc., and MFP, Inc., (collectively the "Company"). All of the operating assets of RF Scientific Transportables, Inc., were sold in the latter part of the year and subsequently, RF Scientific ceased operations. RF Scientific was in the business of providing mobile uplink services. All intercompany accounts and transactions have been eliminated in consolidation.

OPERATIONS

     The Company markets various consumer products through a televised "shop at home" service. The programming is currently broadcast by satellite on a twenty-four hour day, seven days a week schedule.

     Broadcast Cable and Satellite Technologies, Inc.'s (BCST), principal asset consists of ownership of 49% of the issued and outstanding shares of capital stock of Urban Broadcasting Systems, Inc., (UBS). UBS held a construction permit from the FCC, under which the Company constructed television station KZJL, Channel 61, a full power television station licensed to Houston, TX. Because of financial dependence of UBS on the Company, UBS has been consolidated into the accompanying financial statements. See subsequent event (Note 14).

     MFP, Inc., operates a commercial television station, WMFP, Channel 62, serving the Boston television market area. MFP, Inc. was acquired in February 1995 (Note 13).

CASH AND CASH EQUIVALENTS

     For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




INVENTORIES

     Inventories, which consist of products held for sale such as jewelry and sports collectibles, are stated at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) basis.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Expenditures for repairs and maintenance are expensed as incurred, and additions and improvements that significantly extend the life of assets are capitalized.

     Depreciation is computed under straight line and accelerated methods over the estimated useful lives of the assets as reflected in the following table:


        Furniture and fixtures                  5 -  7  years
        Operating equipment                     5 - 30  years
        Leasehold improvements                       4  years


SALES RETURNS

     The Company allows customers to return merchandise for full credit or refund if they return the merchandise within 30 days from the date of receipt. At June 30,1996 and 1995, the Company had recorded provisions of $1,100,120 and $617,904, respectively, for estimated returns.

REVENUE RECOGNITION

     The Company's principal source of revenue is retail sales to viewing customers. Other sources of revenue include the sale of air time and prior to the disposition of R. F. Scientific, the sale of uplink truck services. Sales are recognized upon shipment of the merchandise to the customer. Service revenue and air time revenue are recognized when the service has been provided or the air time has been utilized by the user. Deferred revenue consists of sales proceeds relative to unshipped merchandise.

INCOME TAXES

     Shop at Home, Inc. files a consolidated federal income tax return with its subsidiaries. The companies file separate state returns.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     Effective July 1, 1993, the Company adopted Financial Accounting Standard Board (FASB) Statement No. 109, "Accounting for Income Taxes" on a prospective basis. Prior to that date, the Company followed the provisions of Accounting Principles Board Opinion No. 11 in accounting for income taxes. The adoption of FASB 109 did not materially affect the 1994 consolidated financial statements.

LOSS PER SHARE

     Loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalents, including options, warrants, and the convertible preferred stock have been excluded from the computation because they are antidilutive.

FCC LICENSES

     During fiscal 1995 the Company acquired two subsidiaries who own licenses from the Federal Communications Commission (FCC) under which they operate television stations. The value ascribed to these FCC licenses in connection with the acquisitions will be amortized over 40 years. Amortization of these licenses was $268,562 in 1996 and $53,761 in 1995.

GOODWILL

     Management periodically evaluates the net realizability of the carrying amount of goodwill. Goodwill recorded in connection with the acquisition of WMFP represents the excess purchase price over the fair value of the net identifiable assets acquired. The goodwill is being amortized over 40 years using the straight-line method and amounted to $15,517 for 1996. Goodwill for R.F. Scientific Transportable, Inc. of $7,787 was written off during 1996.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist principally of accounts receivable, accounts payable, accrued expenses and debt. The fair value of these financial instruments approximate their carrying value.

IMPAIRMENT OF LONG-LIVED ASSETS

     In March 1995, the FASB issued Statement of Accounting Standards No 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of which i) requires that long-lived assets to be held and used be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable, ii) requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell, and iii) provides guidelines and procedures for measuring impairment losses that are different from previously existing guidelines and procedures. The Company adopted the provisions of Statement 121 in fiscal year 1996 and the changes did not have a material effect on the Company's financial position or results of operations.

STOCK-BASED COMPENSATION

     Additionally, in October 1995, the FASB issued Statement of Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation which encourages but does not require companies to recognize stock awards based on their fair value at the date of grant. The Company currently follows, and expects to continue to follow, the provisions of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Although the Company is permitted to continue to follow the provisions of APB 25 under Statement 123, certain pro forma disclosures will be required beginning in 1996, as if Company had accounted for its stock options under the Statement 123 fair value method. No such options were issued in fiscal year 1996.

RECLASSIFICATIONS

Certain amounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the current year presentation.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following major classifications at June 30, 1996 and 1995.

                                            1996         1995
                                        ----------    -----------
Leasehold improvements                  $  285,074     $  281,116
Operating equipment                      4,736,119      4,983,903
Furniture and fixtures                     194,651        190,783
                                        ----------    -----------
                                         5,215,844      5,455,802
Accumulated depreciation                (1,745,618)    (1,517,863)
                                        ----------    -----------
Property and equipment, net             $3,470,226     $3,937,939
                                        ==========    ===========


     Depreciation expense totaled $585,995, $463,496, and $394,602 for the fiscal years ended June 30, 1996, 1995, and 1994 respectively.

NOTE 3 - CAPITAL LEASES

     The Company has acquired various equipment under the provisions of long term leases.

     Equipment held under capital leases, which is included in property and equipment is summarized as follows:

                                                   1996         1995
                                                 -------       --------
Operating equipment                              $660,032      $566,482
Less accumulated depreciation                    (396,267)     (238,269)
                                                 --------      --------
                                                 $263,765      $328,213
                                                 ========      ========


     Future minimum lease payments under capitalized leases are as follows at June 30, 1996:

                               1997             $  126,967
                               1998                 56,184
                               1999                  3,348
                                                ----------
       Total minimum lease payments                186,499
       Less amount representing interest           (23,406)
       Present value of minimum lease payments     163,093
       Less current portion                       (109,444)
                                                ----------
       Long term portion                        $   53,649
                                                ==========

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4 - LONG-TERM DEBT


Long term debt consist of the following at June 30:        1996                 1995
                                                           ----                 ----
Note payable to bank collateralized by uplink truck
   and equipment.
This loan was paid in full on August 17, 1995.                   -              $  312,819

Note payable bearing interest at 8%, due in equal
monthly installments of principal of $20,833,
plus interest through June 6, 2000, collateralized
by common stock of BCST.                                   $1,000,000            1,250,000

Notes payable due in April 2000, with interest
payable at 12% quarterly, collateralized by
certain equipment.                                            800,000              800,000

Note payable bearing interest at 9.5% due in
monthly installments of $26,106 with a
balloon payment due in March 2000.                          2,399,858            2,480,908

Note payable to related party bearing interest
at 15% due in monthly installments of $9,700,
collateralized by certain equipment.                          435,101              463,933

Note payable in monthly installments of $3,000,
including interest at 6.57% repaid in 1996.                         -               32,136

Note payable to related party bearing interest at
prime plus 2% (10.75% at June 30, 1996) due in monthly
installments of principal and interest totaling
$43,494 through September 1, 2000.*                         1,775,366                    -


   Total long term debt                                     6,410,325            5,339,796
   Less current maturities                                   (741,262)            (924,720)
                                                           ----------           ----------

   Long term debt less current portion                     $5,669,063           $4,415,076
                                                           ==========           ==========

* This note originated in August 1995, at $2,000,000 payable to Global Network Television, Inc. (Global), J.D. Clinton, a director of the Company is the sole shareholder and Chairman of Global and that Corporation is an indirect principal shareholder of the Company. The loan is collateralized by a security interest in inventory, accounts receivable, certain equipment, furniture and fixtures, as well as stock of MFP, Inc. and an assignment of the proceeds of any sale of the FCC license of station WMFP. The note is convertible into common stock of the Company at a conversion rate of $3 per common share of principal.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





     The aggregate future required principal payments at June 30, 1996 for the above liabilities are as follows:


                          1997            $  741,262
                          1998               798,332
                          1999               862,168
                          2000               933,501
                          2001             3,072,141
                                          ----------

                                          $6,407,404
                                          ==========

NOTE 5 - REDEEMABLE PREFERRED STOCK

     The following is a brief summary of the terms and conditions of Series A of the preferred stock of the Company issued in connection with the acquisition of MFP, Inc. This summary is qualified in its entirety by reference to the Company's charter provisions with respect to the preferred stock.

     During fiscal year 1995, the Company issued 140,000 shares of preferred stock, $10.00 par value, in connection with a merger with MFP, Inc., a Delaware corporation. The Series A preferred stock will rank ahead of the common stock with respect to dividends, preferences, qualifications, limitations, restrictions and the distribution of assets upon liquidation. Shares of Series A preferred stock have no preemptive rights and no voting rights, except those rights provided by statute. Each holder of Series A preferred stock will have the option to require the Company to redeem their shares, after 5 years from date of issuance, for $10.00 per share plus any accumulated and unpaid dividends. Prior to redemption, Series A preferred stock is convertible into shares of common stock at a ratio of one share of common stock for one share of Series A preferred stock.

     Holders of shares of Series A preferred stock are entitled to receive, but only when and if declared by the Board of Directors of the Company out of funds legally available, cash dividends at the rate of 1% per annum (i.e., $.10 per share per annum) of par value per share.

     Dividends on each share of Series A preferred stock accrue and are cumulative from (but not including) the date of its original issuance on the basis of an annual dividend period. For any dividend period, no dividends may be paid or declared and set apart for payment on any common stock, or any other series of preferred stock at the time outstanding, unless dividends properly accumulated in respect to the Series A stock and all other series of preferred stock senior to or on a parity therewith for all prior dividend periods shall have been paid or declared and set apart for payment.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     In the event of a liquidation, dissolution and winding up of the Company, whether voluntary or involuntary, the registered holders of shares of Series A preferred stock then outstanding shall be entitled to receive out of the assets of the Company, before any distributions to the holders of common stock or any other junior stock, an amount equal to the "Liquidation Preference" with respect to such shares of Series A preferred stock. The Liquidation Preference for the Series A preferred stock is $10.00 per share, plus an amount equal to all dividends thereon (whether or not declared) accrued and unpaid through the date of final distribution. For those purposes a sale of substantially all of the assets of the Company to a third party, or the consummation of the Company or its shareholders of any transaction with any single purchaser whereby a change in control of more than fifty percent (50%) of the issued and outstanding shares of common stock of the Company occurs, will be considered a liquidation, dissolution and winding up of the Company entitling the holders of Series A preferred stock to payment of the Liquidation Preference.

     No class of the Company's capital stock is presently outstanding that possesses rights with respect to distributions upon liquidation, dissolution and winding up senior to the Series A preferred stock. So long as the Series A preferred stock remains outstanding, the Company may not issue any capital stock, including preferred stock of any series, that ranks senior to the Series A preferred stock with respect to liquidation, dissolution and winding up.

     As of June 30, 1996 and 1995, the Company was $19,000 and $5,000 respectively, in arrears of its dividend payments due. These dividend payments are payable only when declared by the Board of Directors.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 6 - COMMON STOCK

     In August 1995, Shop at Home, Inc. issued, to a related party, 100,000 shares of common stock in connection with the securing of $2,000,000 of long term debt (Note 4) from the related party; in September the Company issued 2,000 shares in conversion of its Redeemable Preferred Stock (Note 5); in October 1995 and May 1996, the Company issued a total of 126,000 shares in connection with the exercise of employee stock options (Note 10); and during the period of March through June 1996, Shop at Home, Inc. issued a total of 203,175 shares of common stock, of which 44,000 shares were issued as payment of payable obligations and 159,175 shares were issued in exchange for certain sport cards and collectibles acquired for resale (Note 8). By agreement, the stock was valued at $3.00 per share or approximately $609,000. The Company has 19,519 additional shares remaining to be issued under this agreement.

     On June 30, 1994, Shop at Home, Inc. sold 400,000 shares of its common stock for $2.00 per share and also sold for $240,000 an option to purchase up to 600,000 additional shares of common stock at a purchase price of $2.50 per share. This option may be exercised at any time after December 31, 1995, but on or before June 30, 1999. During fiscal 1994 the Company also issued 125,454 shares of Common Stock valued at $316,028 in exchange for inventory acquired for resale and to satisfy outstanding payable obligations.

     Effective June 9, 1993, an agreement was entered into between Shop at Home, Inc., SAH Holdings, L.P. and Global Network Television, Inc., whereby Shop at Home, Inc. agreed to sell 1,000,000 shares of its common stock to SAH Holdings at $1.00 per share. The Company also agreed to sell to SAH Holdings a warrant to acquire 1,300,000 shares of common stock in Shop at Home, Inc. for a purchase price of $1.00 per share. The common stock and warrant were sold to SAH Holdings on August 6, 1993 for $1,130,000. The warrant is exercisable through August 6, 1997. The Company agreed to sell to SAH Holdings an additional warrant to acquire up to 2,000,000 shares of common stock for a purchase price of $1.00 per share. This warrant was sold for $400,000 and is exercisable on various dates through 1997. The Company paid a transaction fee to Media One, Inc., a related party, of $75,000 and legal fees of $44,882 for costs associated with these transactions.

     In fiscal 1995 the Company also issued shares of common and preferred stock in connection with the acquisitions of BCST and MFP, Inc. For details of those issuances see Notes 12 and 13.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 7 - INCOME TAXES

     The components of temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at June 30, 1996 and 1995, are as follows:



                                                1996              1995
                                             -----------      ------------
     Deferred tax assets:
       Net operating loss
              carryforwards                  $ 2,324,269      $  2,110,797
       Other                                     384,495           198,572
       Valuation allowance                    (1,263,991)         (901,850)
                                             -----------      ------------
              Total deferred tax assets        1,444,773      $  1,407,519
                                             -----------      ------------

     Deferred tax liabilities:
              License                          3,331,736         3,369,167
              Depreciation                       115,373           144,081
                                             -----------      ------------
     Total deferred tax liabilities            3,447,109         3,513,248
                                             -----------      ------------
     Net deferred tax liabilities            $ 2,002,336      $  2,105,729
                                             ===========      ============

     Current deferred tax asset              $    80,000      $    198,572
     Long-term deferred tax liabilities       (2,082,336)       (2,304,301)
                                             -----------      ------------
     Net deferred tax liabilities            $(2,002,336)     $ (2,105,729)
                                             ===========      ============

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





     At June 30, 1996 the Company had net operating loss carry forwards which expire as follows:


                      June 30, 2002         $  125,164
                      June 30, 2003            806,757
                      June 30, 2004            664,610
                      June 30, 2008          2,331,197
                      June 30, 2009            819,270
                      June 30, 2010            754,918
                      June 30, 2011            614,062
                                            ----------
                                            $6,115,978
                                            ==========


     Income tax benefit varies from the amount computed by applying the federal corporate income tax rate of 34% to loss before tax benefit as follows:


                                                           1996         1995
                                                        ---------    ---------
      Computed "expected" income tax benefit            $(499,732)   $(435,876)
      Increase (decrease) in income tax benefit
      resulting from:
          State income tax benefit, net
               of federal effect                          (58,792)     (51,280)
          Change in valuation allowance                   362,411      476,582
          Nondeductible portion of meals
               and entertainment                            8,480       10,574
          Other                                            84,239          -
                                                        ---------    ---------
          Actual income tax benefit                     $(103,394)   $       0
                                                        =========    =========


     In connection with the acquisitions of BCST and MFP, Inc., the Company reduced the valuation allowance for deferred tax assets by an aggregate of $1,263,438, representing the effect of the deferred tax liabilities expected to reverse in the net operating loss carry forward period. The reduction of the valuation allowance was effected by reducing intangible asset balances recorded as a result of the acquisitions.

     Recognition of a deferred tax asset is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized through the amortization of the license intangible.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 8 - COMMITMENTS

TRANSPONDER USE AGREEMENT

     In December 1995, the Company's transponder lease with AT&T's 402R became effective. This lease calls for initial monthly payments of $96,000 in the first year and increasing to $105,000 and $115,000 in year two and three respectively. Transponder expense was $1,379,000 in 1996, $1,281,000 in 1995, and $812,000 in 1994.

     In December 1994, the Company entered into a transponder use agreement for one year with Broadcast International, Inc. for the use of one 36 MHZ transponder on Satellite Spacenet 3. The agreement called for rental payments of $80,000 per month and terminated in December 1995.

     On April 1, 1993, the Company entered into a transponder use agreement with B&P The Space connection for the use of one 36 MHZ, C-band transponder on satellite Galaxy III. The agreement required rental payments of $40,000 per month and terminated on December 31, 1994.

PURCHASE COMMITMENT

     During 1994, the Company entered into an agreement to purchase, over a period of 18 months, $1,750,000 of inventory, of which 50% may be paid for with the Company's common stock. The Company also has an option to purchase an additional $1,750,000 of this inventory. Terms on this commitment require the Company to pay the greater of $97,222 per month or the value of the actual inventory shipped during the month. Any amount up to one-half of the contractual commitment may be satisfied through the issuance of Company common stock on terms as set forth in the contract. To satisfy part of this requirement, the Company issued 100,454 shares of its common stock to this vendor for inventory purchased in 1994.

     The Company issued stock under terms specified in the agreement valued at $241,028 during the year ended June 30, 1994 in connection with this transaction. Additionally, the Company sold $175,000 of the inventory back to the stockholder for $350,000 during the year ended June 30, 1994. The stockholder has assigned to the Company all of his rights to the license to sell the inventory, and thus had to purchase inventory from the Company for resale to third parties.

     At June 30, 1995, the Company had purchased $624,200 of inventory under the terms of this agreement.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     In January 1996, the Company entered into a "Restated Agreement" whereby it was obligated to purchase the remaining balance of merchandise it had not acquired of approximately $720,000. The payment of which was part in cash and part in stock. (Note 6). As of June 30, 1996 the remaining obligation under this revised agreement was approximately $57,500.

LEASE COMMITMENTS

     The Company leases its Knoxville office and studio space from William and Warren, Inc., an entity owned by a principal owner and director of the Company. Payments under this lease totaled $143,325, $132,592, and $136,933 in fiscal years ended June 30, 1996, 1995, and 1994, respectively.

     The Company has agreements with various carriers to lease air time. The terms of the agreements vary from week to week to one year periods.

     The expenses for leased air time, primarily for cable access fees, was $4,646,000 in 1996, $1,945,000 in 1995 and $1,118,000 in 1994.

     Rental expense for the office and studio and miscellaneous equipment was $483,059, $184,434 and $148,619, for the fiscal years ended June 30, 1996, 1995, and 1994 respectively.

NOTE 9-RELATED PARTY TRANSACTIONS

     During the fiscal years ended June 30, 1996, 1995, and 1994, the Company engaged in significant transactions with the Company's directors, significant stockholders, officers or interests of these parties. The following is a summary of major transactions with these related parties not disclosed elsewhere in the consolidated financial statements or notes thereto:

                                           1996        1995        1994
                                           ----        ----        ----
     PURCHASES - MERCHANDISE
       V.J.M. (Victor Mueller)          $  795,689   $989,272  $  578,775
       Howards Sports Collectibles       2,116,088    553,462   1,389,227
       Combine International, Inc.         452,348     98,843     158,005

     OTHER OPERATING EXPENSES
       Lakeway Container                    63,978     81,827      25,370
       Airbank                              22,213     37,604      27,673
       MediaOne                                -      157,567     224,359


                      SHOP AT HOME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     In the year ended June 30, 1995, the Company contracted with MediaOne, Inc., to provide certain consulting services to the Company. A director and officer of MediaOne, Inc., also serves as a director of the Company. In addition, MediaOne, Inc., acted as the commissioned broker for MFP, Inc., a Delaware corporation, from whom the Company acquired Television Station WMFP, Lawrence, Massachusetts. In consideration of its services, MediaOne was owed approximately $115,000 by the Company at June 30, 1995.

NOTE 10 - STOCK OPTIONS

     In 1991, the Company adopted a stock incentive plan for eligible employees. A special administrative committee of the Board of Directors was appointed to administer the plan. All employees of the Company are eligible to receive stock options and/or stock appreciation rights ("SARs") under the plan. Options granted under the plan can be either incentive stock options or nonqualified stock options. Incentive stock options to purchase common stock may be granted at not less than 100% of the fair market value of the common stock on the date of the grant.

     SARs generally entitle the participant to receive the excess of the fair market value of a share of common stock on the date of exercise over the initial value of the SAR. The initial value of the SAR is the fair market value of a share of common stock on the date of the grant.

     Options and SARs granted under the plan become exercisable immediately in the event 80% or more of the Company's outstanding stock or substantially all of its assets are acquired by a third party.

     A maximum of 1,500,000 shares of common stock may be issued upon the exercise of options and SARs. From its adoption through June 30, 1996, stock options for 635,000 shares of common stock have been granted under the plan.

     No option or SAR may be granted after October 15, 2001. No option that is an incentive stock option and any corresponding SAR that related to such option shall be exercisable after the expiration of ten years from the date such option or SAR was granted or five years after the expiration in the case of any such option or SAR that was granted to a 10% stockholder.

     Additionally, 1,150,000 common shares (830,000 vested) were reserved for options granted to certain executive officers, directors, employees and others as of June 30, 1996. These options vest annually over a period of five years and expire the earlier of five years from the date of vesting or 30 days after termination of employment.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Activity and price information regarding stock options including the option to acquire 600,000 shares of common stock discussed in Note 6 are as follows:



                                            Shares           Price Range
                                           --------          -------------
    Balance June 30, 1993                     60,000         $1.00 - $2.37
          Granted                          1,400,000         $1.00 - $2.88
                                           ---------         -------------
    Balance June 30, 1994                  1,460,000         $1.00 - $2.88
          Granted                            170,000         $2.13 - $2.88
                                           ---------         -------------
    Balance June 30, 1995                  1,630,000         $1.00 - $2.88
          Granted                            325,000         $2.81 - $3.25
          Exercised                         (126,000)        $1.00 - $2.44
          Canceled                           (44,000)        $2.44 - $2.81
                                           ---------         -------------
    Balance June 30, 1996                  1,785,000         $1.00 - $3.25
                                           =========         =============


NOTE 11 - CONCENTRATIONS OF CREDIT RISK

     Concentrations of credit risk include cash on deposit in a financial institution. Management believes the financial institution holding the cash is financially sound.

     The television home shopping business in general is seasonal, with the major selling season occurring the last quarter of the calendar year. The home shopping industry is also sensitive to general economic conditions and business conditions affecting consumer spending. The Company's product lines include jewelry, sports cards, sports memorabilia, collectibles, and other unique items that may make it more sensitive to economic conditions.

NOTE 12 - ACQUISITION OF BROADCAST CABLE & SATELLITE TECHNOLOGIES, INC.

     On December 6, 1994, the Company purchased all of the issued and outstanding capital stock of Broadcast, Cable and Satellite Technologies, Inc., a Texas corporation from Television Media Resources, L.C., a Texas limited liability company. The purchase price consisted of (a) $250,000 paid in cash to TMR, (b) the issuance to TMR of 389,215 shares of common stock, valued at $2.57 per share and (c) the delivery to TMR of the Company's promissory note in the principal amount of $1,250,000.

     The acquisition has been accounted for under the purchase method and, accordingly, the operating results of BCST have been included in the consolidated operating results since the date of acquisition. The purchase price, including the acquisition costs, was allocated to the net assets acquired based on fair values at the date of acquisition as follows:

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                     FCC License                  $ 2,668,846
                     Goodwill                         993,000
                     Other assets                      68,031
                     Deferred tax liability          (993,000)
                     Accounts payable                (179,740)
                     Debt assumed                     (32,137)
                                                  -----------
                                                  $ 2,525,000
                                                  ===========

     The principal asset of BCST consists of the ownership of 49% of the issued and outstanding shares of capital stock of Urban Broadcasting Systems, Inc., ("UBS"). UBS held a construction permit from the FCC which was utilized to construct Television Station KZJL, Channel 61, a full-power television station licensed in Houston, Texas. Construction was completed and the station became operational in June 1995. The remaining 51% of the stock of UBS is owned by Charles E. Walker, a resident of the State of California.

     During the ninety (90) day period immediately following the first anniversary of the Houston station's commencement of regular program test operations, BCST has the option to purchase the 51% capital stock ownership in UBS held by Walker for the lesser of $1,400,000 or 51% of the appraised value of UBS as of the date the option is exercised. On September 5, 1996 the Company executed this option (Note 14).

     The purchase price for Walker's 51% ownership interest in UBS is payable by delivering to Walker a promissory note in the principal amount of the purchase price, which note which bears interest at the rate of 6%, payable interest only monthly for the first twelve (12) months, and thereafter principal and interest in equal monthly payments over a period of 120 months. The note is secured by a pledge of the stock of UBS.

     BCST was organized in April 1993 and had not commenced operations at the time of acquisition. BCST had not generated any revenues from operations and had minimal organizational related expenses.

NOTE 13 - ACQUISITION OF MFP, INC.

     On February 24, 1995, the Company purchased all of the issued and outstanding capital stock of MFP, Inc. through a merger with SAH Merger Corp., a newly formed Tennessee corporation and a wholly owned subsidiary of Shop at Home, Inc., MFP, Inc. operates a commercial television station, WMFP, Channel 62, serving the Boston television market area. Under the agreement, the Company paid the shareholders of MFP, Inc., a total consideration of $7,000,000.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     The total consideration of $7,000,000 was comprised of $1,000,000 cash and assumption of liabilities, $2,500,000 in notes payable, the issuance of 896,747 shares of common stock valued at $2,100,000 and $1,400,000 in preferred stock.

     The acquisition has been accounted for under the purchase method and, accordingly, the operating results of MFP have been included in the consolidated operating results since the date of acquisition. The purchase price, including the acquisition costs, was allocated to the net assets acquired based on appraised fair values at the date of acquisition as follows:

                      FCC License             $ 8,960,813
                      Property & equipment        615,000
                      Deferred tax liability   (2,376,000)
                                              -----------
                                              $ 7,199,813
                                              ===========

     The unaudited consolidated pro forma operating data for the Company, assuming the acquisition of BCST and MFP, Inc. occurred on July 1, 1993, are set forth below. It should be noted that BCST had no revenues for the periods prior to the acquisition as the broadcast facility had not been constructed. Accordingly, the unaudited pro forma information does not include amortization of the intangible assets of BCST during the 1995 period.


                                                   UNAUDITED
                                                   ---------
                                         June 30, 1995      June 30, 1994
                                         -------------      -------------
       Revenues                           $27,376,119        $22,567,430
       Net loss                             2,166,932          1,920,967
       Net loss per share                 $       .21        $       .20


     The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they indicative of future operating results.


NOTE 14 - SUBSEQUENT EVENT

     On September 5, 1996, the Company, through BCST, exercised its option to acquire the remaining 51% of KZJL-Houston. The exercise price was $1,400,000 payable with 6% interest over 11 years with interest only payable in year one (Note 12).

                      SHOP AT HOME, INC. AND SUBSIDIARIES



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information with respect to directors and executive officers of the Company in the Company's definitive Proxy Statement for the annual Meeting of Shareholders planned to be held December 6, 1996 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Remuneration of Directors and Officers" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information with respect to security ownership by management as set forth in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                      SHOP AT HOME, INC. AND SUBSIDIARIES





                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

         (a)  The following financial statements are included in
              Item 8 of  Form 10-K:

              1.  Financial Statements
                       Report of Independent Auditors
                       Consolidated Balance Sheets as of June 30, 1996 and 1995 Consolidated Statements of Operations for the years ended June 30, 1996, 1995 and 1994
                       Consolidated Statements of Stockholders' Equity for the years ended June 30, 1996, 1995, and 1994
                       Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994.
                       Notes to the Consolidated Financial Statements

              2.  Financial Statement Schedule                       Page
                  Independent Auditors' Report on
                       Financial Statement Schedule                   49
                  Schedule II  Valuation and Qualifying Accounts      50


                  The other schedules are omitted because the required information is either inapplicable or has been disclosed in the consolidated financial statements and notes thereto.

              3.  Exhibits

                  The Index to Exhibits is at page 51.

          (b)     Reports on Form 8-K

                  None

                   INDEPENDENT AUDITORS' REPORT ON FINANCIAL
                               STATEMENT SCHEDULE


     Our report on the consolidated financial statements of Shop at Home, Inc. and Subsidiaries as of June 30, 1996 and 1995 and for each of the three years in the period ended June 30, 1996 is included on page 23 of this Form 10-K.
In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 48 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Knoxville, Tennessee                    COOPERS & LYBRAND L.L.P.
September 6, 1996

                      SHOP AT HOME, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994







                          BALANCE AT   CHARGED TO                    BALANCE
                           BEGINNING  RETURNS AND                     AT END
                             OF YEAR   ALLOWANCES  DEDUCTIONS (1)    OF YEAR
                          ----------  -----------  --------------    -------


Year ended June 30, 1994
 Estimated credits
   due to customers         $509,956  $ 4,204,522     $4,242,600   $  471,878
                            ========  ===========     ==========   ==========


Year ended June 30, 1995
 Estimated credits
   due to customers         $471,878  $ 4,863,486     $4,717,460   $  617,904
                            ========  ===========     ==========   ==========

Year ended June 30, 1996
 Estimated credits
  due to customers          $617,904  $10,147,556     $9,665,340   $1,100,120
                            ========  ===========     ==========   ==========



(1)    Merchandise returned

                               INDEX TO EXHIBITS




Exhibit                                                                   Sequential
No.                                  Description                             Page
2.1          Agreement and Plan of Merger, dated May 17, 1994, among
             Shop at Home, Inc., SAH Merger Corp., and MFP, Inc., filed as Exhibit 2.1 to the Company's Registration Statement on
             Form S-4 filed with the Commission on October 26, 1994,
             and incorporated herein by this reference.

2.2          First Amendment to Agreement and Plan of Merger, dated
             November 11, 1994, among Shop at Home, Inc., SAH Merger
             Corp., and MFP, Inc., filed as Exhibit 2.2 to the Company's Registration Statement on Form S-4 filed with the Commission on December 28, 1994, and incorporated herein by this reference.

2.3 Articles of Merger of SAH Merger Corp. and MFP, Inc., recorded in Tennessee on February 24, 1995, filed as
             Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on March 2, 1995, and incorporated herein by this reference.

3(i).1, 4.1  Charter of the Company, filed as Exhibit 3.1 to the
             Company's Annual Report Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by this reference.

3(i).2, 4.2  Charter amendment recorded February 17, 1995, filed as
             Exhibit 4.3 to the Company's Current report on Form 8-K filed with the Commission on March 2, 1995, and incorporated hereby by this reference.

3(ii), 4.3   Bylaws of the Company, filed as Exhibit 3.2 to the
             Company's Annual Report on Form 10-K filed with the
             Commission for the fiscal year ended June 30, 1993, and
             incorporated herein by this reference.

4.1          Form of Trust Indenture dated February 23, 1995, filed as
             Exhibit 4.5 to the Company's Current Report on Form 8-K filed with the Commission on March 2, 1995, and incorporated herein by this reference.



4.2 Form of Promissory Note of the Company issued to the indenture trustee under the Trust Indenture dated February 23, 1995, filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed with the Commission on March 2, 1995, and incorporated herein by this reference.

4.3 Specimen of Common Stock certificate, filed as Exhibit 4.8 to the Company's Registration Statement on Form S-4 filed with the Commission on December 28, 1994, and incorporated herein by this reference.

4.4          Specimen of Preferred Stock certificate, filed as Exhibit
             4.9 to the Company's Amendment No. 1 to the Registration Statement on Form S-4 filed with the Commission on January 20, 1995, and incorporated herein by this reference.

4.5 Specimen of Note Certificate, filed as Exhibit 4.10 to the Company's Registration Statement on Form S-4 filed with the Commission on December 28, 1995, and incorporated herein by this reference.

10.1 Company's Omnibus Stock Option Plan, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended June 30, 1992, and incorporated herein by this reference.

10.2 Lease dated April 1, 1993, between Shop at Home, Inc. and Book Ends Discount Bookstores, Inc., filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by this reference.

10.3 Lease dated July 1, 1994 between Shop at Home, Inc. and William & Warren, Inc., filed as Exhibit 10.3 to the Company's Registration Statement on Form S-4 filed with the Commission on December 28, 1994, and incorporated herein by this reference.

10.4 Form of Transponder Use Agreement dated April 1, 1993 between Shop at Home, Inc. and B & P The Spaceconnection, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by this reference.

10.5 Transponder Use Agreement dated June 6, 1994, between Shop at Home, Inc. and Broadcast International, Inc., filed as Exhibit 10.5 to the Company's Registration Statement on Form S-4 filed with the Commission on December 28, 1994, and incorporated herein by this reference.

10.6 Form of Transponder Lease Agreement dated December 21, 1994, between Shop at Home, Inc. and Broadcast International, Inc., filed as Exhibit 10.7 to the Company's Registration Statement on Form S-4 filed with the Commission on December 28, 1994, and incorporated herein by this reference.

10.7 Stock and Warrant Purchase Agreement dated June 9, 1993, between Shop at Home, Inc., SAH Holdings, L.P., and Global Network Television, Inc., filed as Exhibit B to the Statement on Schedule 13D of SAH Holdings, L.P., filed with the Commission on June 18, 1993, and incorporated herein by this reference.

10.8 First Amendment to Stock and Warrant Purchase Agreement dated July 12, 1993, between Shop at Home, Inc., SAH Holdings, L.P., and Global Network Television, Inc., filed as Exhibit E to the Statement on Schedule 13D of SAH Holdings, L.P., filed with the Commission on July 27, 1993, and incorporated herein by this reference.

10.9 Agreement dated December 8, 1993, between Richard Howard, Inc. and Shop at Home, Inc., filed as Exhibit 10.10 to the Company's Registrant Statement on Form S-4 filed with the Commission on December 28, 1994, and incorporated herein by this reference.

10.10 Form of Employment Agreement between Kent E. Lillie and Shop at Home, Inc., filed as Exhibit B to the Company's Current Report on Form 8-K filed with the Commission on September 17, 1993, and incorporated herein by this reference.

10.11 Form of Warrant to Purchase Shares dated September 7, 1993, between Shop at Home, Inc. and SAH Holdings, L.P., filed as Exhibit A to the Company's Current Report on Form 8-K filed with the Commission on September 17, 1993, and incorporated herein by this reference.

10.12 Form of Option Agreement for options issued to employees, executive officers and others, filed as Exhibit 10.13 to the Company's Registrant Statement on Form S-4 filed with the Commission on December 28, 1994, and incorporated herein by this reference.

10.13        Agreement dated June 30, 1994, between Combine
             International, Inc. and Shop at Home, Inc, filed as
             Exhibit 10.14 to the Company's Registrant Statement on Form S-4 filed with the Commission on December 28, 1994, and incorporated herein by this reference.

10.14 1994 $2.50 Common Stock Purchase Option dated June 30, 1994, issued to Combine International, Inc., filed as
             Exhibit 10.15 to the Company's Registrant Statement on Form S-4 filed with the Commission on December 28, 1994, and incorporated herein by this reference.

10.15 Description of agreement with MediaOne, Inc. for consulting services, filed as Exhibit 10.16 to the Company's
             Registrant Statement on Form S-4 filed with the Commission on December 28, 1994, and incorporated herein by this reference.

10.16 Stock Purchase Agreement dated December 6, 1994, by and between the Company and Television Media Resources, L.C., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 1994, and incorporated herein by this reference.

10.17 Promissory Note dated December 6, 1994, in the original principal amount of $1,250,000, the maker of which is Registrant and the original payee of which is Television Media Resources, L.C., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 1994, and incorporated herein by this reference.

10.18 Security Agreement and Pledge Agreement dated December 6, 1994, by and between Registrant and Television Media Resources, L.C., filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 1994, and incorporated herein by this reference.

10.19 Letter Agreement dated December 6, 1994, by and between Registrant and Charles E. Walker, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the

             Commission on December 20, 1994, and incorporated herein by this reference.

10.20 Majority Partnership Interest and Majority Stock Purchase Option by and among Charles E. Walker, Urban Broadcasting Systems and Broadcast, Cable and Satellite Technologies, Inc., filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 1994, and incorporated herein by this reference.

10.21 Form of Majority Partnership Interest and Majority Stock Purchase Agreement by and among Charles E. Walker, Urban Broadcasting Systems and Broadcast, Cable and Satellite Technologies, Inc., filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 1994, and incorporated herein by this reference.

10.22 Minority Partnership Interest and Minority Stock Purchase Agreement dated May 15, 1993, by and among Charles E. Walker, Urban Broadcasting Systems and Broadcast, Cable and Satellite Technologies, Inc., filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 1994, and incorporated herein by this reference.

10.23 Modification, Ratification and Consent by and among Charles E. Walker, Urban Broadcasting Systems, Urban Broadcasting Systems, Inc., Television Media Resources, L.C., and Broadcast, Cable and Satellite Technologies, Inc., filed as Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 1994, and incorporated herein by this reference.

10.24 Restated Majority Partnership Interest and Majority Stock Purchase Option by and among Charles E. Walker, Urban Broadcasting Systems and Broadcast, Cable and Satellite Technologies, Inc. dated as of May 15, 1993, filed as
             Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 1994, and incorporated herein by this reference.

10.25 Restated Construction Agreement dated as of May 15, 1993, by and among Charles E. Walker, Urban

             Broadcasting Systems, Broadcast, Cable and Satellite
             Technologies, Inc., and Spectrum Communications and
             Engineering, Inc., filed as Exhibit 10.9 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 1994, and incorporated herein by this reference.

10.26 Engineering Services Agreement dated as of December 14, 1993 by and between Broadcast, Cable and Satellite
             Technologies, Inc., and Spectrum Communications and
             Engineering, Inc., filed as Exhibit 10.10 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 1994, and incorporated herein by this reference.

10.27        Form of Employment Agreement by and between Urban
             Broadcasting Systems, Inc. and Charles E. Walker, filed as
             Exhibit 10.11 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 1994, and incorporated herein by this reference.

10.28 Form of Time Brokerage Agreement dated December 14, 1993, by and between Urban Broadcasting Systems and Broadcast, Cable and Satellite Technologies, Inc., filed as Exhibit
             10.12 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 1994, and incorporated herein by this reference.

10.29 Form of Escrow Agreement by and between Registrant, Charles E. Walker and U.S. Trust Company of Texas, N.A., filed as Exhibit 10.13 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 1994, and incorporated herein by this reference.

10.30 Form of Promissory Note in the principal amount of $750,000.00, the maker of which is Broadcast, Cable and Satellite Technologies, Inc., payable to Charles E. Walker, filed as Exhibit 10.14 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 1994, and incorporated herein by this reference.

10.31        Form of Security Agreement by and between Charles E.
             Walker and Broadcast, Cable and Satellite Technologies, Inc., filed as Exhibit 10.15 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 1994, and incorporated herein by this reference.

10.32        Lease Agreement dated December 28, 1993, by and between H
             & C Communications, Inc. and Broadcast, Cable and Satellite Technologies, Inc., filed as Exhibit 10.16 to the Company's Current Report on Form 8-K filed with the
             Commission on December 20, 1994, and incorporated herein by this reference.

10.33 Agreement dated as of December 17, 1993, by and between Blue Ridge Tower Corporation and Broadcast, Cable and Satellite Technologies, Inc., filed as Exhibit 10.17 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 1994, and incorporated herein by this reference.

10.34 Amendment to Agreement dated December 17, 1993, by and between Blue Ridge Tower Corporation and Broadcast, Cable and Satellite Technologies, Inc., filed as Exhibit 10.18 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 1994, and incorporated herein by this reference.

10.35 Letter to Shop at Home, Inc., from the directors of MFP, Inc., dated November 11, 1994, filed as Exhibit 10.36 to the Company's Registration Statement on Form S-4 filed with the Commission on December 28, 1994, and incorporated herein by this reference.

10.36 Programming Agreement between Shop at Home, Inc., and MFP, Inc., dated November 11, 1994, filed as Exhibit 10.37 to the Company's Registration Statement on Form S-4 filed with the Commission on December 28, 1994, and incorporated herein by this reference.

10.37**      Variable Rate Convertible Secured Note Due 2000 of the       _____
             Company dated August 16, 1995

10.38**      Security Agreement dated August 16, 1995, by and between     _____
             the Company, MFP, Inc., and Global Network Television,
             Inc.

10.39**      Restated Agreement dated January 26, 1996, and the First     _____
             Amendment thereto dated March 7, 1996, by and between Richard Howard, Inc., and the Company

10.40**      Majority Stock Purchase Agreement dated June 3, 1996, by     _____
             and between Charles E. Walker, Broadcast, Cable and

             Satellite Technologies, Inc., and Urban Broadcasting
             Systems, Inc.

10.41**      Promissory Note dated September 5, 1996, made by the         _____
             Company and Broadcast, Cable and Satellite Technologies,
             Inc., payable to Charles E. Walker.

10.42**      Security Agreement dated September 5, 1996, by and between   _____
             Broadcast, Cable and Satellite Technologies, Inc., and
             Charles E. Walker.

21.1**       Subsidiaries of the Company                                  _____

                                                                          _____

27**         Financial Data Schedule (for SEC use only)                   _____


**Filed herewith

SIGNATURES

       Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  SHOP AT HOME, INC.


 By:         /s/                           Date:         9/30/96
    -------------------------------------            -------------------
    Kent E. Lillie
    President and Chief Executive Officer
   (Principal Executive Officer)


 By:        /s/                            Date:         9/30/96
    -------------------------------------            --------------------
    Joseph Nawy
    (Vice President-Finance)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities on the dates indicated.

Date:           9/30/96                         /s/
           ---------------------        -----------------------------------
                                        J.D. Clinton, Director

Date:           9/30/96                         /s/
           ---------------------        -----------------------------------
                                        W. Paul Cowell, Director

Date:           9/30/96                         /s/
           ---------------------        -----------------------------------
                                        Kent E. Lillie, Director

Date:           9/30/96                         /s/
           ---------------------        -----------------------------------
                                        Joseph I. Overholt, Director

Date:           9/30/96                         /s/
           ---------------------        -----------------------------------
                                        A.E. Jolley, Director
                                        Secretary / Treasurer

Date:           9/30/96                         /s/
           ---------------------        -----------------------------------
                                        Frank A. Woods, Director