Form 10-Q
period 1996-09-30
SHOP AT HOME INC /TN/
filed 1996-11-07
CIK 810029

                         --------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                 ----------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                      Commission File Number
           September 30, 1996                               0-25596
         ---------------------                      ----------------------

                               SHOP AT HOME, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


             TENNESSEE                                    62-1282758
             ---------                                    ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock $.0025 par value                           10,594,414
-----------------------------                        ----------------
    (Title of class)                                 (Shares outstanding at
                                                     October 25, 1996)

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                                     INDEX
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995





PART     I       FINANCIAL INFORMATION


         ITEM 1 - FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets - unaudited                  3

         Condensed Consolidated Statements of Operations - unaudited        4

         Condensed Consolidated Statements of Cash Flows - unaudited        5-6

         Notes to Condensed Consolidated Financial Statements - unaudited   7-8


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS             9-11



PART     II      OTHER INFORMATION


         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           12

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             September 30,                           June 30,
                                                                 1996                                  1996
                                                              (Unaudited)                           (Audited)
                                                           -----------------                      ------------
Cash                                                         $  1,983,112                         $  1,914,759
Accounts receivable                                               484,167                              387,757
Inventories                                                     2,777,463                            2,611,142
Prepaid expenses                                                  212,886                              279,505
Deferred tax assets                                               100,000                               80,000
                                                             ------------                         ------------
   Total current assets                                         5,557,628                            5,273,163

Property & equipment, net                                       3,503,475                            3,470,226
FCC License, net                                               12,368,974                           10,516,041
Goodwill, net                                                     601,275                              605,154
Other assets                                                      309,707                              422,086
                                                             ------------                         ------------

   Total assets                                              $ 22,341,059                          $20,286,670
                                                             ============                          ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                        $  8,305,175                         $  6,616,796
Current portion - capital leases and long term                    838,001                              850,706
Deferred revenue                                                   98,772                            1,512,291
                                                             ------------                         ------------
   Total current liabilities                                    9,241,948                            8,979,793

Long-term debt                                                  6,927,353                            5,722,712

Deferred income taxes                                           2,445,961                            2,082,336

Redeemable Preferred Stock
 $10 par value, 1,000,000 shares authorized,
  137,943 and 140,000 shares issued
  and outstanding at September 30, 1996 and
  June 30, 1996, respectively                                   1,393,430                            1,393,430

Stockholders' equity:
Common stock - $.0025 par value,
 30,000,000 shares authorized,
 10,594,414 and 10,575,255 shares issued at
 September 30, 1996 and June 30, 1996, respectively                26,486                               26,438
Additional paid in capital                                      9,985,216                            9,927,787
Accumulated deficit                                            (7,679,335)                          (7,845,826)
                                                             ------------                          -----------

   Total liabilities and stockholders' equity                $ 22,341,059                          $20,286,670
                                                             ============                          ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Three Months Ended September 30,
                                                                      1996                                   1995
                                                                   -----------                           -------------
                                                                   (Unaudited)                            (Unaudited)
Net revenues                                                       $13,741,493                            $ 7,811,094

Cost of sales                                                        8,474,787                              4,631,752
                                                                   -----------                            -----------

Gross profit                                                         5,266,706                              3,179,342

Other operating income                                                 226,834                                141,397

Operating expenses                                                   5,190,519                              3,580,096
                                                                   -----------                            -----------

  Operating income (loss)                                              303,021                               (259,357)

Interest expense                                                      (186,820)                              (169,836)

Other income                                                            25,292                                  8,296
                                                                   -----------                            -----------

   Income (loss) before income taxes                                   141,493                               (420,897)

Income tax benefit                                                      25,000                                 27,000
                                                                   -----------                            -----------

   Net income (loss)                                               $   166,493                            $  (393,897)
                                                                   ===========                            ===========

Primary and fully diluted net
   earnings per common and
   equivalent share                                                $      0.01                            $     (0.04)
                                                                   ===========                            ===========

Weighted average number of
   common and equivalent
   shares outstanding                                               14,812,455                             10,194,423
                                                                   ===========                            ===========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995

                                                                                1996                          1995
                                                                            -----------                   -----------
                                                                            (Unaudited)                   (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:

  Net income (loss)                                                         $   166,493                    $ (393,897)
  Non-cash expenses included in net loss
   Depreciation and amortization                                                211,190                       211,904
   Deferred income taxes                                                        (25,000)                      (27,000)
  Changes in current and non-current items
   Accounts receivable                                                          (96,410)                      108,250
   Inventories                                                                 (108,844)                       90,558
   Prepaid expenses and other assets                                             77,790                       (42,820)
   Accounts payable and accrued expenses                                      1,688,379                      (976,664)
   Deferred revenue                                                          (1,413,519)                      288,265
                                                                            -----------                    ----------
    Net cash (used)/provided by operations                                      500,079                      (741,404)
                                                                            -----------                    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                                                        (172,768)                     (168,810)
  Other assets                                                                                                (12,928)
  FCC licenses                                                                  (50,894)                       20,576
                                                                            -----------                    ----------
   Net cash (used)/provided by investing activities                            (223,662)                     (161,162)
                                                                            -----------                    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of debt                                                           (208,064)                     (722,084)
  Additional long-term debt                                                                                 2,000,000
                                                                            -----------                    ----------
   Net cash (used) /provided by financing activities                           (208,064)                    1,277,916
                                                                            -----------                    ----------

NET INCREASE IN CASH                                                             68,353                       375,350

  Cash beginning of period                                                    1,914,759                       202,146
                                                                            -----------                    ----------
  Cash end of period                                                        $ 1,983,112                    $  577,496
                                                                            ===========                    ==========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                THREE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995

                                                                      1996                            1995
                                                                  -----------                      -----------
                                                                  (Unaudited)                      (Unaudited)
SCHEDULE OF NONCASH
 FINANCING ACTIVITIES

 Stock issued for inventory and reduction
  of accounts payable                                              $   57,477                               --
                                                                   ==========                      ===========

 Note payable issued for acquisition
  of FCC license                                                   $1,400,000                               --
                                                                   ==========                      ===========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations of the interim periods. The condensed consolidated balance sheet data for the fiscal year ended June 30, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accounting policies followed by the Company are set forth in the Company's financial statements in the Shop at Home, Inc. and Subsidiaries Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

NOTE 2 - NET INCOME (LOSS) PER SHARE

Income per share is computed by dividing net income or loss by the weighted average number of common shares and equivalents outstanding. Common stock equivalents represented by options, warrants, redeemable preferred stock, and convertible debt outstanding have been included in the computation through the use of the treasury stock method. See Exhibit 11 for details of changes in computation of weighted average number of shares.

NOTE 3 - MANAGEMENT STOCK OPTIONS OUTSTANDING

At September 30, 1996, options to purchase up to 1,691,500 shares of common stock at prices ranging from $1.00 - $3.75 per share were outstanding to employees and members of management. Options vest annually over a period of up to five years. The options expire the earlier of 5 years from date of vesting or 30 days after termination of employment.

NOTE 4 - ACQUISITION OF SUDSIDIARY INTEREST

On September 5, 1996 the Company, through its subsidiary, Broadcast, Cable and Satellite Technologies, Inc. (BSCT), purchased the remaining 51% interest in Urban Broadcast System, Inc., for the purchase price of $1,400,000 (See Note
5).

NOTE 5- LONG-TERM DEBT

In September 1996, the Company, through its subsidiary, Broadcast, Cable and Satellite Technologies, Inc. (BCST), entered into a $1,400,000 Promissory Note payable to Charles E. Walker for the acquisition of the remaining 51% interest in Urban Broadcast Systems, Inc. The note bears interest at 6% interest only in the first year, principal and interest payable thereafter; and is payable in 132 monthly installments. The note is collateralized by a pledge of the capital stock of Urban Broadcast Systems, Inc.

NOTE 6 - ISSUANCE OF COMMON STOCK

During the three month period ended September 30, 1996, the Company issued a total of 19,159 shares of common stock in connection with the purchase of merchandise.

NOTE 7 - INCOME TAXES

The income tax benefit varies from the amount of expense computed by applying the federal corporate income tax rate of 34% to net income before tax benefit due to the expected utilization of net operating loss carryforwards. In connection with the acquisition of BCST, the Company reduced the valuation allowance of deferred tax assets by $221,175 representing the effect of the deferred tax liability expected to reverse in the net operating loss carryforward period. The reduction of the valuation allowance was effected by reducing intangible asset balances recorded as a result of the acquisition.

                      SHOP AT HOME, INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had total current assets of $5,538,000 and total current liabilities of $9,242,000 for negative working capital of $3,704,000. At June 30, 1996, the Company had current assets of $5,273,000 and current liabilities of $8,980,000 for a negative working capital of $3,707,000. During the quarter, the Company generated cash flow of approximately $540,000 which was used to fund the transition to on line credit card processing.

The Company believes internally generated funds from operations (which should improve significantly as carriage penetration increases and cost control programs take effect), and the sale of common stock and warrant rights, if needed, will be sufficient to meet the Company's capital requirements for the near future. The Company is investigating other avenues of additional financing for the near to mid-future to facilitate its contemplated relocation, which may be necessary due to the Company's anticipated increased growth.

            RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED
                          SEPTEMBER 30, 1996 AND 1995.

The following table sets forth for the periods indicated the percentage relationship to total revenues of certain items included in the Company's Condensed Consolidated Statements of Operations:

                                                                    Three Months Ended
                                                                       September 30,
                                                                    1996             1995
                                                                    ----             ----
Net revenues                                                        100.0%           100.0%

Cost of sales                                                        61.7             59.3

Gross profit                                                         38.3             40.7

Other operating income                                                1.7              1.8

Operating expenses                                                   37.8             45.8

Interest expense                                                      1.4              2.2

Other income                                                           .2               .1

Net income (loss) before income taxes                                 1.0             (5.4)
                                                                    =====            =====

The Company's net revenues for the quarter ended September 30, 1996, were $13,741,000 which was an increase of 76% from net revenues of $7,811,000 for the quarter ended September 30, 1995. These increases reflect expanded carriage and market penetration and reflect the increase in full-time equivalent households (FTEs) to approximately 5,600,000 in 1996 compared to approximately 2,900,000 in 1995. During the quarter, the Company instituted on line credit card verification which has helped increase sales and system changes which speed up product delivery to its customers. In addition, stronger sales from the Company's customer base reflects a combination of new households and rising revenue per household as the Company's market share continues to grow.

The gross profit margin for the three month period ended September 30, 1996, was 38.3%, compared to 40.7% for the same period in 1995. This decrease is primarily the result of more aggressive and competitive pricing in a tighter retail economy together with incentive offers provided to the Company's customers in 1996.

The Company had other operating income of $227,000 during the three months ended September 30, 1996, compared to $141,000 in the comparable three month period in 1995. This income represents infomercial income generated by WMFP
(TV) in Boston and KZJL (TV) in Houston.

The Company's operating expenses for the three month period ended September 30, 1996, increased $1,610,000 or 45% compared to the same period in 1995. Expressed as a percentage of net revenue, operating expenses decreased to 37.8% from 45.8%, for the three months ended September 30, 1996. This percentage decrease in operating expenses for the quarter was achieved primarily as a result of the leveling of fixed operating expenses and management's cost control programs. Although, the total operating expenses expressed as a percentage of sales declined, cable cost which is included in operating expense, increased $1,269,000 or 179% over the comparable 1995 period. Cable costs reflect 14.4% of net revenues for the quarter ended September 30, 1996 compared to 9.1% for the same period in 1995. The Company expects this expense to continue to grow as it aggressively pursues new cable markets. Cable costs precede the subsequent increase in revenues when expanding into new markets. In addition, other general and administrative expenses grew with the general increase in business but their increase did not keep pace with the 76% growth in sales.

As a result of the foregoing, the Company generated a net income of $166,000 for the three months ended September 30, 1996, compared to a net loss of $394,000 for the same period from the prior year. The Company believes this $560,000 improvement and turnaround reflected in the first quarter is attributable to the higher level of sales from its investment in cable carriage coupled with expense control programs.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: Exhibit 27 - Financial Data Schedule (SEC Use Only)
             Exhibit 11 - Schedule of Computation of Net Earnings Per Share
         (b) No reports on Form 8-K were filed during the period covered by this report.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/S/ Kent Lillie
------------------------------------
Kent E. Lillie, President


Date: November 7, 1996
      ------------------------------


/S/ Joseph Nawy
------------------------------------
Joseph Nawy, Vice President Finance


Date: November 7, 1996
      ------------------------------