Form 10-Q
period 1996-12-31
SHOP AT HOME INC /TN/
filed 1997-02-07
CIK 810029

                         -----------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                  -----------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended                     Commission File Number
         December 31, 1996                             0-25596
       ---------------------                     ----------------------

                               SHOP AT HOME, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


                   TENNESSEE                            62-1282758
                   ---------                            ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock $.0025 par value                          10,714,414
-----------------------------                    ----------------------
      (Title of class)                           (Shares outstanding at
                                                   January 24, 1997)

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                                     INDEX
             THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

------------------------------------------------------------------------




PART I        FINANCIAL INFORMATION


     ITEM 1 - FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets - unaudited                    4

     Condensed Consolidated Statements of Operations - unaudited          5

     Condensed Consolidated Statements of  Cash Flows - unaudited         6-7

     Notes to Condensed Consolidated Financial Statements - unaudited     8-9


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS               10-12


PART II       OTHER INFORMATION


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            13-14

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                     ASSETS


                                                     December 31,    June 30,
                                                         1996          1996
                                                     (Unaudited)    (Audited)
                                                     ------------  ------------

Cash                                                 $ 3,244,061   $ 1,914,759
Accounts receivable                                      544,146       387,757
Inventories                                            2,899,083     2,611,142
Prepaid expenses                                         395,507       279,505
Deferred tax assets                                      100,000        80,000
                                                     -----------   -----------
  Total current assets                                 7,182,797     5,273,163

Property & equipment, net                              3,744,229     3,470,226
FCC License, net                                      12,289,268    10,516,041
Goodwill, net                                            597,396       605,154
Other assets                                             297,206       422,086
                                                     -----------   -----------

  Total assets                                       $24,110,896   $20,286,670
                                                     ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                $ 9,881,007   $ 6,616,796
Current portion - capital leases and long term debt      840,940       850,706
Deferred revenue                                          74,855     1,512,291
                                                     -----------   -----------
  Total current liabilities                           10,796,802     8,979,793

Long-term debt                                         6,711,789     5,722,712

Deferred income taxes                                  2,420,961     2,082,336

Redeemable Preferred Stock
 $10 par value, 1,000,000 shares authorized,
 137,943 and 140,000 shares issued
 and outstanding at December 31, 1996 and
 June 30, 1996, respectively                           1,393,430     1,393,430

Stockholders' equity:
Common stock - $.0025 par value,
 30,000,000 shares authorized,
 10,614,414 and 10,575,255 shares issued at
 December 31, 1996 and June 30, 1996, respectively        26,536        26,438
Additional paid in capital                             9,980,805     9,927,787
Accumulated deficit                                   (7,219,429)   (7,845,826)
                                                     -----------   -----------
  Total liabilities and stockholders' equity         $24,110,896   $20,286,670
                                                     ===========   ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================


                                      Three Months Ended December 31,      Six Months Ended December 31,
                                             1996          1995                  1996          1995
                                         ------------  ------------           -----------  -------------
                                         (Unaudited)   (Unaudited)            (Unaudited)   (Unaudited)

Net revenues                             $16,054,772   $ 9,315,379            $29,796,265  $ 17,126,473

Cost of sales                              9,671,430     5,997,051             18,146,217    10,628,803
                                         -----------   -----------            -----------  ------------

Gross profit                               6,383,342     3,318,328             11,650,048     6,497,670

Infomercial income                           229,985       110,006                456,819       251,403

Operating expenses                         5,979,373     4,237,305             11,169,892     7,817,401
                                         -----------   -----------            -----------  ------------

  Operating income (loss)                    633,954      (808,971)               936,975    (1,068,328)

Interest expense                             201,684       190,287                388,504       360,122

Other income                                  42,666        33,416                 67,958        41,712
                                         -----------   -----------            -----------  ------------

  Income (loss) before income taxes          474,936      (965,842)               616,429    (1,386,738)

Income tax benefit / (expense)               (15,000)       23,000                 10,000        50,000
                                         -----------   -----------            -----------  ------------

  Net income (loss)                      $   459,936  ($   942,842)           $   626,429 ($  1,336,738)
                                         ===========   ===========            ===========  ============

Primary and fully diluted net
   earnings (loss) per common
   and equivalent share                        $0.04        ($0.09)                 $0.05        ($0.13)
                                         ===========   ===========            ===========  ============

Weighted average number of
   common and equivalent
   shares outstanding                     14,784,816    10,262,274             14,777,886    10,228,177
                                         ===========   ===========            ===========  ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                                              1996           1995
                                                          -----------   -----------
                                                          (Unaudited)   (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:

 Net income (loss)                                        $   626,429   $(1,336,738)
 Non-cash expenses included in net loss
  Depreciation and amortization                               415,396       423,807
  Deferred income taxes                                       (10,000)      (50,000)
 Changes in current and non-current items
  Accounts receivable                                        (156,389)      (47,749)
  Inventories                                                (287,941)     (477,349)
  Prepaid expenses and other assets                           (79,153)      (83,289)
  Accounts payable and accrued expenses                     3,277,295       570,511
  Deferred revenue                                         (1,437,436)      283,478
                                                          -----------   -----------
   Net cash (used)/provided by operations                   2,348,201      (717,329)
                                                          -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of equipment                                       (534,139)     (298,018)
 Other assets                                              ----------        44,591
 FCC licenses                                                 (84,071)      (39,500)
                                                          -----------   -----------
  Net cash (used) by investing activities                    (618,210)     (292,927)
                                                          -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Exercise of stock options                                     20,000       -------
 Repayments of debt                                          (420,689)     (664,731)
 Additional long-term debt                                          0     2,030,000
                                                          -----------   -----------
  Net cash (used)/provided by financing activities           (400,689)    1,365,269
                                                          -----------   -----------

NET INCREASE IN CASH                                        1,329,302       355,013

 Cash beginning of period                                   1,914,759       202,146
                                                          -----------   -----------
 Cash end of period                                       $ 3,244,061   $   557,159
                                                          ===========   ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995


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
                                             ==========   ===========










   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (UNAUDITED)

-----------------------------------------------------------------------

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

NOTE 2 - NET INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing net income or loss by the weighted average number of common shares and equivalents outstanding. Common stock equivalents represented by options, warrants, redeemable preferred stock, and convertible debt outstanding have been included, unless anti-dilutive, in the computation through the use of the modified treasury stock method. See
Exhibit 11 for details of changes in computation of weighted average number of shares.

NOTE 3 - MANAGEMENT STOCK OPTIONS OUTSTANDING

At December 31, 1996, options to purchase up to 1,649,500 shares of common stock at prices ranging from $1.00 thru $3.75 per share were outstanding to employees and members of management. Options vest annually over a period of up to five years. The options expire the earlier of 5 years from date of vesting or 30 days after termination of employment.

NOTE 4 - INCOME TAXES

The income tax benefit varies from the amount of expense computed by applying the federal corporate income tax rate of 34% to net income before tax benefit due to the expected utilization of net operating loss carryforwards.

                      SHOP AT HOME, INC. AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company had total current assets of $7,183,000 and total current liabilities of $10,797,000 for negative working capital of $3,614,000. At June 30, 1996, the Company had current assets of $5,273,000 and current liabilities of $8,980,000 for a negative working capital of $3,707,000. During the six months, the Company experienced an increase of $3,300,000 in accounts payable and accrued expenses basically due to the increased volume of business. This increase helped fund the Company's transition to billing at time of shipment which is shown as the $1,400,000 reduction in deferred revenue. The $2,348,000 of cash flow generated, is largely the result of the combination of $600,000+ of net income and $400,000+ of non cash items. The cash was used to purchase approximately $500,000 worth of equipment, repay debt of approximately $400,000 and to increase cash by approximately $1,300,000.

The Company believes internally generated funds from operations (which should improve significantly as carriage penetration increases and cost control programs take effect), outside financing sources and the sale of common stock and warrant rights, if needed, will be sufficient to meet the Company's capital requirements for the near future. The Company is investigating other avenues of additional financing for the near to mid-future to facilitate its contemplated relocation, which may be necessary due to the Company's anticipated increased growth.

        RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED
                          DECEMBER 31, 1996 AND 1995.

The following table sets forth for the periods indicated the percentage relationship to total revenues of certain items included in the Company's Condensed Consolidated Statements of Operations:


                                        Three Months Ended    Six Months Ended
                                           December 31,          December 31,
                                         1996       1995       1996      1995
                                        ------     ------     ------    ------
Net revenues                            100.0%     100.0%     100.0%     100.0%

Cost of sales                            60.2       64.4       60.9       62.1
                                        -----      -----      -----      -----

Gross profit                             39.8       35.6       39.1       37.9

Other operating income                    1.4        1.2        1.5        1.5

Operating expenses                       37.2       45.8       37.5       45.6

Interest expense                          1.3        2.0        1.3        2.1

Other income                               .3         .4         .3         .2
                                        -----      -----      -----      -----

Net income (loss) before income taxes     3.0%     (10.6)%      2.1%      (8.1)%
                                        =====      =====      =====      =====

The Company's net revenues for the three and six months ended December 31, 1996, were $16,055,000 or 72% and $29,796,000 or 74 % over the comparable three and six month periods in the prior year. These increases represent expanded carriage and market penetration and reflect the increase in full-time equivalent house holds (FTEs) to approximately 7,300,000 by December 31, 1996, compared to approximately 4,350,930 at December 31, 1995. The gross profit margin for the three and six month period ended December 31, 1996 was 39.8% and 39.1% compared to 35.6% and 37.9% respectively for the same 1995 periods.
These increases are primarily the result of tighter inventory control and a shift in the product mix towards lines yielding slightly higher profit margins.

The Company had infomercial income of $230,000 and $457,000 during the three and six months period ended December 31, 1996, compared to $110,000 and $251,000 in the comparable three and six month periods in 1995. This represents income generated by WMFP (TV) in Boston and KZJL (TV) in Houston. The increase in informerical revenue is attributable to the continuing development of these maturing markets.

The Company's operating expenses for the three and six months ended December 31, 1996, increased $1,742,000 or 41% and $3,352,000 or 43% respectively.
Expressed as a percentage of net revenue, operating expenses decreased to 37.2% from 45.8% and to 37.5% from 45.6% for the three and six month periods respectively, reflecting the semi-variable nature of the Company's operating expenses. Although the total operating expenses expressed as a percentage of sales declined, distribution cost which is included in operating expense, increased $1,270,000 or 87% and $2,534,000 or 102% for the three and six months periods over the comparable 1995 periods. This increase in distribution cost is attributable to the Company's market strategy to gain wider coverage through agreements with multiple service organizations and cable systems such as TCI. Operating expenses net of distribution cost increased only 15% over the comparable six month period of the prior year compared to the Company's 74% increase in revenue over the comparable prior year period.

As a result of the increased sales level, improved gross profit margins, and overall containment of operating expenses, the Company generated net income of $460,000 and $626,000 for the three and six months periods ended December 31, 1996, compared to net losses of $943,000 and $1,337,000 incurred during the same periods in 1995.

                                   EXHIBIT 11
                      SHOP AT HOME, INC. AND SUBSIDIARIES
               SCHEDULE OF COMPUTATION OF NET EARNINGS PER SHARE
                                  (UNAUDITED)


                                      Three months ended              Six months ended
                                         December 31,                   December 31,
                                   1996            1995           1996            1995
                                   ----            ----           ----            ----
Net earnings (loss)             $   459,936    $  (942,842)   $   626,429     $(1,336,738)

Interest expense saved from          29,582              0         59,164               0
 conversion of debt

Interest expense saved from
 payoff of debt with excess
 proceeds from conversion
 of options and warrants             56,399              0         93,887               0
                                -----------    -----------    -----------     -----------

Adjusted net earnings (loss)    $   545,917    $  (942,842)   $   779,480     $(1,336,738)
                                ===========    ===========    ===========     ===========

Common shares outstanding        10,605,284     10,262,274     10,596,621      10,228,177

Common equivalent shares
 issuable upon exercise of
 stock options and warrants (1)   3,478,443              0      3,480,176               0

Common equivalent shares
 issuable upon conversion
 of debt                            563,146              0        563,146               0

Common equivalent shares
 issuable upon conversion
 of preferred stock                 137,943              0        137,943               0
                                -----------    -----------    -----------     -----------

Total weighted average shares    14,784,816     10,262,274     14,777,886      10,228,177
                                ===========    ===========    ===========     ===========

Primary and fully diluted net
 earnings per common and
 equivalent share               $      0.04    $     (0.09)   $      0.05     $     (0.13)
                                ===========    ===========    ===========     ===========

Notes:
(1) Amount calculated using the modified treasury stock method and fair market values.

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: Exhibit 27 - Financial Data Schedule is filed as a part of this Quarterly Report and Financial Data Schedule (for SEC use only)

          Exhibit 11 - Schedule of Computation of Net Earnings Per Share on page 13.

     (b) No reports on Form 8-K were filed during the period covered by this report.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/S/ Kent Lillie
--------------------------------------------
Kent E. Lillie, President


Date:     February 5, 1997
     ---------------------------------------

/S/ Joseph Nawy
--------------------------------------------
Joseph Nawy, Vice President Finance


Date:     February 5, 1997
     ---------------------------------------