Form 10-Q
period 1997-03-31
SHOP AT HOME INC /TN/
filed 1997-05-13
CIK 810029

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   ----------
                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended                                Commission File Number
     March  31, 1997                                          0-25596
  ---------------------                                ----------------------

                               SHOP AT HOME, INC.
             (Exact name of registrant as specified in its charter)


           TENNESSEE                                        62-1282758
           ---------                                        ----------
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

       Registrant's telephone number, including area code: (423) 688-0300
                                                            -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock $.0025 par value                               10,714,414
-----------------------------                         ---------------------
     (Title of class)                                (Shares outstanding at
                                                                May 5, 1997)

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                                      INDEX
               THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996


--------------------------------------------------------------------------------


PART     I        FINANCIAL INFORMATION


         ITEM 1 - FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets - unaudited                    3

         Condensed Consolidated Statements of Operations - unaudited          4

         Condensed Consolidated Statements of  Cash Flows - unaudited         5-6

         Notes to Condensed Consolidated Financial Statements - unaudited     7-8


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS               9-11



PART     II       OTHER INFORMATION


         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           12-13

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                     ASSETS

                                                             March 31,            June 30,
                                                               1997                1996
                                                            (Unaudited)          (Audited)
                                                           -------------       -------------
Cash                                                       $   3,334,581       $   1,914,759
Accounts receivable                                            1,028,519             387,757
Inventories                                                    2,647,530           2,611,142
Prepaid expenses                                                 379,794             279,505
Deferred tax assets                                              100,000              80,000
                                                           -------------       -------------
     Total current assets                                      7,490,424           5,273,163

Property & equipment, net                                      4,284,966           3,470,226
FCC License, net                                              12,209,559          10,516,041
Goodwill, net                                                    593,517             605,154
Other assets                                                   1,516,638             422,086
                                                           -------------       -------------

     Total assets                                          $  26,095,104       $  20,286,670
                                                           =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                      $  11,642,317       $   6,616,796
Current portion - capital leases and long term debt              906,232             850,706
Deferred revenue                                                  59,057           1,512,291
                                                           -------------       -------------
     Total current liabilities                                12,607,606           8,979,793

Long-term debt                                                 6,440,435           5,722,712

Deferred income taxes                                          2,395,961           2,082,336

Redeemable Preferred Stock
  $10 par value, 1,000,000 shares authorized,
  139,343 shares issued and outstanding                        1,393,430           1,393,430

Stockholders' equity:
Common stock - $.0025 par value,
  30,000,000 shares authorized,
  10,714,414 and 10,575,255 shares issued at
  March 31, 1997 and June 30, 1996, respectively                  26,786              26,438
Additional paid in capital                                    10,066,555           9,927,787
Accumulated deficit                                           (6,835,669)         (7,845,826)
                                                           -------------       -------------

     Total liabilities and stockholders' equity            $  26,095,104       $  20,286,670
                                                           =============       =============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months Ended March 31,    Nine Months Ended March 31,
                                             1997            1996            1997            1996
                                          -----------    ------------     -----------    ------------
                                          (Unaudited)    (Unaudited)      (Unaudited)     (Unaudited)
Net revenues                              $17,981,856    $ 10,557,388     $47,778,121    $ 27,683,861

Cost of sales                              10,731,692       6,467,587      28,877,910      17,096,390
                                          -----------    ------------     -----------    ------------

Gross profit                                7,250,164       4,089,801      18,900,211      10,587,471

Infomercial income                            288,936         180,498         745,755         431,901

Operating expenses                          7,062,805       4,211,205      18,232,697      12,026,875
                                          -----------    ------------     -----------    ------------

    Operating income (loss)                   476,295          59,094       1,413,269      (1,007,503)

Interest expense                              208,894         231,644         597,397         591,767

Other income                                   61,360           8,179         129,317          48,161
                                          -----------    ------------     -----------    ------------


     Income (loss) before income taxes        328,761        (164,371)        945,189      (1,551,109)

Income tax benefit                             55,000          25,000          65,000          75,000
                                          -----------    ------------     -----------    ------------

     Net income (loss)                    $   383,761    ($   139,371)    $ 1,010,189    $  1,476,109
                                          ===========    ============     ===========    ============

Primary and fully diluted net
      earnings (loss) per common
      and equivalent share                $      0.03    ($      0.01)    $      0.08    ($      0.14)
                                          ===========    ============     ===========    ============

Weighted average number of
      common and equivalent
      shares outstanding                   13,914,234      10,273,161      14,044,855      10,243,074
                                          ===========    ============     ===========    ============





               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                          1997                1996
                                                                     -------------       -------------
                                                                      (Unaudited)         (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:

   Net income (loss)                                                 $   1,010,189       ($  1,476,109)
   Non-cash expenses included in net loss
     Depreciation and amortization                                         600,199             700,260
     Loss on sale of equipment                                                --                19,165
     Deferred income taxes                                                 (65,000)            (75,000)
     Deferred interest charge                                                 --                33,333
     Provision for bad debt                                                 18,800                --
   Changes in current and non-current items
     Accounts receivable                                                  (659,562)             60,323
     Inventories                                                           (36,388)              2,952
     Prepaid expenses and other assets                                    (162,904)           (149,336)
     Accounts payable and accrued expenses                               5,048,379              92,732
     Deferred revenue                                                   (1,453,234)            342,900
                                                                     -------------       -------------
       Net cash (used)/provided by operations                            4,300,479            (448,780)
                                                                     -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of equipment                                                (1,176,093)           (423,616)
   Proceed from sale of equipment                                             --                20,000
   Other assets                                                         (1,100,000)             (3,050)
   FCC licenses                                                            (84,071)            (39,500)
                                                                     -------------       -------------
     Net cash (used) by investing activities                            (2,360,164)           (446,166)
                                                                     -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payment of dividends                                                    (13,742)               --
   Exercise of stock options                                               120,000              27,440
   Repayments of debt                                                     (626,751)           (864,212)
   Additional long-term debt                                                  --             2,030,000
                                                                     -------------       -------------
     Net cash (used)/provided by financing activities                     (520,493)          1,193,228
                                                                     -------------       -------------

NET INCREASE IN CASH                                                     1,419,822             298,282

   Cash beginning of period                                              1,914,759             202,146
                                                                     -------------       -------------
   Cash end of period                                                $   3,334,581       $     500,428
                                                                     =============       =============





               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                          1997                1996
                                                                     -------------       -------------
                                                                      (Unaudited)         (Unaudited)
SCHEDULE OF NONCASH
  FINANCING ACTIVITIES

   Stock issued for inventory and reduction
     of accounts payable                                             $      57,477                --
                                                                     =============       =============

   Note  payable issued for acquisition
     of FCC license                                                  $   1,400,000                --
                                                                     =============       =============







               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)

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

NOTE 3 - MANAGEMENT STOCK OPTIONS OUTSTANDING

At March 31, 1997, options to purchase up to 1,419,822 shares of common stock at prices ranging from $1.00 thru $3.75 per share were outstanding to employees and members of management. Options vest annually over a period of up to five years. The options expire the earlier of 5 years from date of vesting or 30 days after termination of employment.

At March 31,1997, warrants to purchase 3,300,000 shares of common stock exercisable at $1 were outstanding. In addition, options to purchase 650,000 shares of common stock at prices ranging from $1 to $2.50 expiring in 1999 are outstanding.

NOTE 4 - INCOME TAXES

The income tax benefit varies from the amount of expense computed by applying the federal corporate income tax rate of 34% to net income before tax benefit due to the expected utilization of net operating loss carryforwards.

NOTE 5 - INVESTMENT

In February 1997, the Company purchased $750,000 of preferred stock convertible into common stock of Collector's Edge, a licensee of sports trading cards. The stock is convertible at the option of Shop at Home. The company also advanced $400,000 as a working capital loan. In March of 1997, Collector's Edge repaid $50,000 of this amount. The net amount of $1,100,000 has been recorded in Other Assets as of March 31, 1997.

In addition and in conjunction with this transaction, the Company pledged certain assets and guaranteed approximately $2,900,000 of indebtedness of Collector's Edge to a bank.

NOTE 6 - SUBSEQUENT EVENT

In April 1997, the Company financed the acquisition of approximately $437,000 in new computer and telephone equipment.

                       SHOP AT HOME, INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had total current assets of $7,483,000 and total current liabilities of $12,608,000 for negative working capital of $5,125,000. At June 30, 1996, the Company had current assets of $5,273,000 and current liabilities of $8,980,000 for a negative working capital of $3,707,000. The main components of the net working capital decrease of $1,400,000 are an increase in accounts payable of approximately $5,000,000 due to the increase in the level of business, reduced by, (a) $1,200,000 cash outlay to purchase fixed assets, (b) $750,000 to purchase convertible preferred stock of Collector's Edge, a licensee of sports trading cards, (c) net advance of $350,000 in working capital loans to Collector's Edge and (d) $1,400,000 increase in cash.

The Company believes internally generated funds from operations (which should continue to improve significantly as carriage penetration increases and new cost control programs take effect), outside financing sources and the sale of common stock and warrant rights, if needed, will be sufficient to meet the Company's capital requirements for the near future. In addition, the Company has excess value in its collateralized assets and believes that debt restructuring will free up much of the assets now encumbered and make them available for future borrowing collateral. The Company is investigating other avenues of additional financing for the near to mid-future to facilitate its contemplated relocation, which may be necessary due to the Company's anticipated increased growth.

        RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED
                            MARCH 31, 1997 AND 1996.

The following table sets forth for the periods indicated the percentage relationship to total revenues of certain items included in the Company's Condensed Consolidated Statements of Operations:

                                              Three Months Ended               Nine Months Ended
                                                   March 31,                       March 31,
                                              1997          1996              1997          1996
                                              ----          ----              ----          ----
Net revenues                                 100.0%         100.0%            100.0%       100.0%

Cost of sales                                 59.7           61.3              60.4         61.8
                                             -----          -----             -----        -----

Gross profit                                  40.3           38.7              39.6         38.2

Other operating income                         1.6            1.7               1.6          1.6

Operating expenses                            39.3           39.9              38.2         43.5

Interest expense                               1.1            2.2               1.3          2.1

Other income                                    .3             .1                .3           .2
                                             -----          -----             -----        -----

Net income (loss) before income taxes          1.8%          (1.6)%             2.0%        (5.6)%
                                             =====          =====             =====        =====


The Company's net revenues for the three and nine months ended March 31, 1997, were $17,982,000 or 70% and $47,778,000 or 72% over the comparable three and nine month periods in the prior year. These increases represent expanded carriage and market penetration and reflect the increase in full-time equivalent house holds (FTEs) to approximately 7,100,000 by March 31, 1997, compared to approximately 5,200,000 at March 31, 1996. The gross profit margin for the three and nine month period ended March 31, 1997 was 40.3% and 39.6% compared to 38.7% and 38.2% respectively for the same 1996 periods. These increases are primarily the result of tighter inventory control and a shift in the product mix towards lines yielding slightly higher profit margins.

The Company had infomercial income of $289,000 and $746,000 during the three and nine months period ended March 31, 1997, compared to $180,000 and $432,000 in the comparable three and nine month periods in 1996. This represents income generated by WMFP (TV) in Boston and KZJL (TV) in Houston. The increase in informerical revenue is attributable to the continuing development of these maturing markets.

The Company's operating expenses for the three and nine months ended March 31, 1997, increased $2,852,000 or 38% and $6,206,000 or 31% respectively. Expressed as a percentage of net revenue, operating expenses decreased to 39% from 40% and to 38% from 43% for the three and nine month periods respectively, reflecting the semi-variable nature of the Company's operating expenses. The

Company instituted cost reduction programs in its phone center which should reduce expenses by approximately $50,000 a month. In addition, the Company completed the automation of its Boston and Houston operations which are expected to reduce operating expenses by approximately $35,000 a month. Although the total operating expenses expressed as a percentage of sales declined, carriage distribution cost which is included in operating expense, increased $2,238,000 or 30.1% and $4,811,000 or 24% for the three and nine months periods over the comparable 1996 periods. This increase in distribution cost is attributable to the Company's market strategy to gain wider coverage through agreements with multiple service organizations and cable systems such as Tele-Communication, Inc. Operating expenses net of distribution cost increased only 7% over the comparable nine month period of the prior year compared to the Company's 73% increase in revenue over the comparable prior year period.

As a result of the increased sales level, improved gross profit margins, and overall containment of operating expenses, the Company generated net income of $384,000 and $1,010,000 for the three and nine months periods ended March 31, 1997, compared to net losses of $139,000 and $1,476,000 incurred during the same periods in 1996.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:
             Exhibit 11 - Schedule of Computation of Net Earnings Per Share.

             Exhibit 27 - Financial Data Schedule is filed as a part of this
                          Quarterly Report (for SEC use only)

         (b) No reports on Form 8-K were filed during the period covered by this report.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/S/ Kent Lillie
----------------------------------
Kent E. Lillie, President


Date:    May 13, 1997


/S/ Joseph Nawy
-----------------------------------
Joseph Nawy, Vice President Finance


Date:    May 13, 1997