Form 10-K
period 1997-06-30
SHOP AT HOME INC /TN/
filed 1997-09-29
CIK 810029

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K
(Mark One)

         [x]     Annual report pursuant to section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the fiscal year ended June 30, 1997

         [ ]     Transition report pursuant to section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from ____________ to ____________

         Commission File number 0-25596
                                -------


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the Common Stock held by non-affiliates of the registrant on September 22,1997 was: $43,633,191

         Number of shares of Common Stock outstanding as of October 1, 1997:
11,074,414

                      Documents Incorporated by Reference
                      -----------------------------------

         The Registrant's definitive Proxy Statement in connection with the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended June 30, 1997 is incorporated by reference in Part III of this Annual Report on Form 10-K

                              SHOP AT HOME, INC.
                                  FORM 10-K
                                    PART I
ITEM 1.  BUSINESS

GENERAL
-------

         Shop at Home, Inc. ("Company"), a Tennessee corporation, is headquartered in Knoxville, Tennessee and was incorporated in 1986. The Company's principal business is the sale and distribution of merchandise and retail products through televised programs broadcast to cable television system subscribers, television station viewers and owners of satellite dish receivers. The Company originates twenty-four hours of live programming each day and broadcasts that programming by satellite. It is viewable by up to 30 million households as of June 30, 1997 and recently as of mid-September, 1997, the Company has added an additional 11 million part-time households through its programming on the Inspirational Network. The Company's programming is currently viewable by a total of 41 million (estimated) households throughout North America during all or a portion of each day. This same programming (and occasionally other programs also produced live or on tape) is provided to the Company's owned and operated television stations in Boston and in Houston, and to an "ad hoc" network of over 70 independently owned television stations and cable systems throughout the country for all or a portion of each broadcast day.

         The Company's business offices, broadcast studios, inbound call center, and fulfillment operations are headquartered in Knoxville, Tennessee. In addition to its Tennessee office, the Company owns and operates television stations in Boston (WMFP), and in Houston (KZJL), maintains a corporate and investor relations office in Nashville, Tennessee, a cable affiliate development office in Denver, Colorado, and the offices of its subsidiary, Collector's Edge of Tennessee, Inc. in Denver, Colorado.

         The Company's programming features a variety of consumer products, including jewelry, sports collectibles, electronics, health and beauty, personal care, household and lifestyle, and other select merchandise and collectibles such as estate jewelry, knives, coins, dolls, and figurines, etc. The Company seeks to offer its products at competitive prices generally below the price for which the consumer could purchase the goods at a retail outlet or through a catalog. The Company's programming uses a show host approach whereby the Company's information is conveyed about the products with a demonstration of the use of the products to the television audience. The Company receives customer orders at its own call center and ships orders through its own fulfillment center or through its affiliated vendors. The viewer may purchase any product the Company offers at any time after the product is offered, subject to availability.

         The Company seeks to differentiate itself from the other televised home shopping programmers by utilizing a friendly, personal style of programming and by offering unique types of products and high quality goods such as rare coins, collectible sports items, jewelry and other limited-availability items with prices up to $40,000. The Company has also successfully developed and utilized proprietary products and brand names in its jewelry and cosmetic lines.

          The Company intends to continue providing viewers with upscale alternatives to the products offered on other home shopping television programming including a large mix of sports related products. Many items in the Company's line are targeted to its predominantly male-oriented audience.

BUSINESS STRATEGY
-----------------

         The Company's primary mission is to achieve positive earnings per share by attaining accelerated revenue growth, controlling expenses and therefore increasing the level of profitability. A key factor in achieving these objectives is the Company's marketing strategy of establishing dominance in niche markets that are underserved by other television home shopping and retail competitors. The Company constantly strives to broaden its niche product categories, offer unique items, and improve its level of customer service.

         Management has focused internal emphasis on revenue growth, improvement in gross margins, expense control, cable distribution growth, and building its infrastructure to maintain its fast growth pace. The Company has recently increased the capacity of the organization in systems, finance, physical distribution, planning, customer service, and affiliate relations. Areas of emphasis during the upcoming fiscal year include wider merchandising, and a continuation of the expansion into TV and cable carriage distribution. The Company also plans to continue to focus on major television markets in which its programming is not at present readily accessible through part-time coverage on its ad hoc network of independently owned television stations and cable systems.

RECENT DEVELOPMENTS
-------------------

         In August 1997, the Company submitted an offer to the bankruptcy court in New York to acquire the assets of Global Shopping Network. If successful, this could permanently retain the approximately 1.3 million full-time equivalent households (FTEs) on the Company's existing base of viewers and would be a significant step in adding to its owned and operated stations. The Company has escrowed $1,000,000 as a good faith deposit for its offer. If accepted, the Company will be required to raise additional capital to finance this transaction.


         On February 25, 1997, Collectors Edge of Tennessee, Inc. ("Collectors") was formed. Collectors is a trading card manufacturer whose principal assets are licenses from the National Football League Properties and the NFL Players, Inc. Collectors was initially funded through the purchase by the Company of $750,000 of Preferred Stock and a working capital loan of $400,000.

         In September 1996, the Company purchased the remaining 51% interest in Urban Broadcast Systems, Inc. (Urban), which it did not own, for the purchase price of $1,400,000. Urban's main asset is the license for Television Station KZJL, Houston, Texas. Houston is the nation's 11th largest television market with approximately 1.6 million television households and approximately 900,000 cable households.

         The Company has successfully completed two agreements with TeleCommunications, Inc. (TCI), the first of which added approximately 4.5 million households with the potential to increase to 10 million cable households on a part-time basis. The second agreement gives the Company the right to solicit and negotiate with each of the individual cable systems in TCI's network of over 12 million cable households. To date, the Company has not signed any households under this second agreement.

         A priority for the Company over the past four years has been the attainment of higher gross margins. Internal programs focused on improved buying techniques, stronger vendor partnerships, and a more favorable merchandise mix have enabled the Company to improve its gross margin percentage to 40.1% in fiscal 1997, from 38.7% and 36.1% in fiscal 1996, and 1995 respectively.

         The Company has recently created its first interactional Internet Website, under the URL of www.ishopathome.com. Given that a significant portion of the Company's revenues are derived from the sale of collectible merchandise, especially to male consumers (who are primary users of personal computers and the Internet), the Company sees this as an opportunity to extend and promote its products to a completely new audience who cannot currently view the Company's programming as well as an opportunity to cross-promote this site through its 40 million household network. Although the Company anticipates a modest revenue contribution by the Website during fiscal 1998, it does represent the first step in a natural market progression from the main mode of traditional TV.

         The Company expects to continue a rapid growth rate which is taxing the limits of its current facility in Knoxville, Tennessee. Accordingly, the Company is working with architects to advise on site location, facility requirements, and transition planning as the Company evaluates its physical facility needs for the next several years. Although no new site has as yet been selected, the Company anticipates that it will complete its move during the 1998 calendar year and that the first part of the move will be initiated during the 1998 fiscal year.

"MUST CARRY" REGULATIONS
------------------------

         Television station ownership allows the Company to take advantage of the "must carry" rules of the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended ("the Act"). Generally, the "must carry" rules require most cable systems (with the exception of some small systems) to set aside up to one-third of their channels to carry the broadcast signals of local, full power television stations, including those which broadcast predominantly home shopping programming. These signals must be carried on a continuous, uninterrupted basis and must be placed in the same numerical channel position as when broadcast over-the-air, or on a mutually agreeable channel.

         In April 1997, the United States Supreme Court rendered a decision upholding these "must carry" provisions. This decision has had the effect of increasing the potential value of broadcast stations since they now have some assurance of coverage in the cable markets served in their broadcast area, referred to as the ADI (Area of Dominant Influence).

         Under the Act, however, the FCC is also directed to consider changes in ADI areas, including the exclusion of communities from a television station's market. These changes are considered on a case by case basis, acting on specific written requests for market modifications. The Act provides that the FCC will consider a number of factors in ruling on such requests, including whether or not the station in question provides coverage to the community and evidence of the viewing patterns in cable and noncable households in that community. In recent months, the FCC has ruled on several such requests and in many of these cases has ruled to exclude particular communities from an ADI.
To its knowledge, there are no pending requests at the FCC seeking to exclude any station carrying the Company's programming from the designated ADI, which would, if negatively decided, have a material adverse effect on the Company.
It is not expected, in any event, such request would negatively affect the Company's owned and operated stations.

OWNED AND OPERATED STATIONS
---------------------------

         In the pursuit of its strategy to build full-time distribution, the Company purchased its first television station in February of 1995, WMFP, Channel 62, licensed to Lawrence, Massachusetts and serving the greater Boston area. The station broadcasts at maximum FCC allowable power from atop the 35th floor of #1 Beacon Street, in downtown Boston. Boston is the 6th largest television market in the country with 2,105,110 television households, and 1,664,810 cable households, according to Nielsen Media Research (January 1997). Metropolitan Boston's 5,717,000 residents spend in excess of $53 billion on total annual retail sales.

         Total consideration for the purchase of WMFP was $7,000,000 comprised of cash, long term debt, common stock, and series A preferred stock.

         In fiscal 1995, the Company also purchased a 49% interest and an option to acquire the remaining 51% of television station KZJL, Channel 61, licensed to Houston, Texas. On September 5, 1996, the Company acquired this 51% interest. The station signed on the air on June 3, 1995 and broadcasts from a 1500 foot tower in the Houston "antenna farm". Houston is the 11th largest Designated Marketing Area with 1,595,350 television households and 894,120 cable households, according to Nielson Media research (June 1997). Houston is ranked 8th in the United States Buying Power Index and has total retail sales of over $35 billion. The Company's programming runs exclusively on the station for the majority of each broadcast day.

         Total consideration for the entire interest in KZJL was $3,900,000 comprised of cash, long term debt and common stock. In addition, the cost to the Company to construct the station was approximately $2.2 million.

CABLE CARRIAGE AFFILIATIONS
---------------------------

         The business planning of the Company for future revenue growth and the general expansion of the opportunities for the Company center upon carriage. Carriage is the distribution of the Company's programming into television homes in the United States and some coverage into other North American homes. A Company priority is to achieve an increase in the number of cable homes and the number of hours those homes receive the programming of the Company.

         In mid-1993, an aggressive strategy was launched to build cable distribution for the Company's programming. Since that time, the Company has been successful in continuously increasing its cable distribution and in building strong ties to major cable Multiple System Operators. The Company's programming is now viewed in more than 70 cable markets, including eight of the country's top ten Designated Market Areas.

         In fiscal 1997, the Company added over 25 new cable markets on either a full-time or part-time basis. In addition, the Company secured coverage on WWOR, New York, which gives the Company access to more than 7 million households for some portion of each day.

         On June 30, 1997, a time brokerage agreement with the licensee of KLDT (TV), which serves the Dallas, Texas market, under which the Company's programming was broadcast on substantially a full-time basis by that station, expired according to its terms. The licensee of the station elected not to enter into an agreement with the Company to extend the term of the agreement.

         The Company has also entered into two carriage agreements with TeleCommunications, Inc. (TCI), one of which added at least 4.5 million part-time households in November 1996, and which can grow to a total of 10 million households. The second agreement gives the Company the right to solicit and negotiate with the individual cable systems in TCI's system of over 12 million cable households.

BROADCAST OPERATIONS
--------------------

         The Company's programming is distributed to television stations, cable television systems and satellite dish owners, from the Company's studios in Knoxville, Tennessee. The programming is transmitted by means of the Company's satellite uplink facilities to transponders leased or subleased by the Company on domestic communications satellites. The transponders then re-transmit the signals received from the Company to satellite dish receivers located throughout the United States and parts of Canada and Mexico. Owners of home satellite dish receivers, the Company's principal market of customers prior to mid-1993, are generally able to receive programming directly from the satellite. The signal is also received by affiliated cable television systems and television stations which re-broadcast the Company's signal.

         Since December 1, 1995, the Company commenced broadcasting on transponder 4C of AT&T's state-of-the-art satellite 402R, and thereby terminating its use of the S3-18 transponder. It is the Company's intention to extend this agreement beyond its original three year term for at least an additional two years.

PRODUCT ASSORTMENT
------------------

         The Company offers a variety of consumer products including jewelry, gemstones, opals, sports cards and memorabilia, rare coins and currency, collectible knives and swords, electronics, fitness equipment, health and beauty products, and home related items. The Company seeks to offer high quality products that are not readily available or are differentiated from its competitors. From time to time, the Company also offers exceptional values when it is able to take advantage of close-out merchandise and pricing from selected vendors.

         The Company has multiple sources of products and believes its relationships with most of its vendors are excellent. The Company believes certain products which it sells are available through multiple suppliers. The Company also acquires unique products from a select group of vendors (some of whom are shareholders) and believes it will be able to continue to identify sources of specialty products. The Company believes these unique products help differentiate it from its competitors.

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

         The Company is continuously evaluating new products and vendors as it seeks to broaden its merchandise selection.

PROGRAMMING
-----------

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

CUSTOMER RELATIONS
------------------

         The Company maintains its own call center and customer service operations at its headquarters in Knoxville, Tennessee. Customers can place orders with the Company 24 hours a day, seven days a week, via the Company's toll-free 800 number. The Company uses both customer sales representatives and an automated touch-tone ordering system to accept customer orders. A majority of the Company's customers pay for their purchases by credit card, and the Company also accepts payment by money order, personal check, certified check, debit cards and wire transfers. The Company has developed and implemented a new in house training program in order for its operators to be more proficient and product knowledgeable and to further raise the service to its customers and productivity levels.

         The Company ships customer orders as quickly as possible utilizing UPS, Federal Express, and Parcel Post for the majority of its shipments. To increase speed of service, the Company ships both from its warehouse facility in Knoxville and directly to the customer from selected vendors with whom it has arranged "drop ship" agreements. The Company also operates a separate customer service department to facilitate and handle customer inquiries about ship dates, product, and billing information.

         The Company offers a full 30 day return policy to insure customer satisfaction and to promote the purchase of its merchandise. Mechanical, electronic, and other items may be covered by manufacturer warranties, however, the Company does not offer additional warranties on the products it sells. The Company strives to continuously improve its customer service and utilizes outside agencies to conduct objective comparisons with other TV home shopping competitors. Additionally, the Company periodically surveys and researches its customers to solicit ideas for better products, programming, and service.

         From time to time the Company conducts promotional campaigns to launch new shows and products, increase its revenue per household, and introduce new viewers to its programming. Multiple media are used to communicate these events including on-air promotion, show host emphasis, package stuffers, direct response mailers and cable commercials.

FEDERAL REGULATION AND LEGISLATION
----------------------------------

         Each of the Company's owned television stations operate pursuant to a license issued by the FCC. Television broadcast licenses are issued for a period of five (5) years. The license for KZJL will expire in 1998 and the license for WMFP will expire in 1999. The Company may apply to renew these licenses, and third parties may challenge those applications or file competing applications. Although the Company has no reason to believe its licenses will not be renewed in the ordinary course, there can be no assurance that the licenses will be renewed.

         The television broadcast industry is subject to extensive and changing regulation. The Act and FCC rules require the FCC to approve assignments of FCC licenses or the transfer of control of FCC licensees. FCC regulations also require broadcast stations to maintain certain records for public inspection and to submit periodic reports to the FCC, including reports concerning the ownership of the licensee, the employment practices of the station, and other matters. While the Company has no reason to believe that it is not in full compliance with all applicable regulations, it is subject to periodic inspections by the FCC and there can be no assurance of full compliance. The FCC has the power to assess monetary penalties for violations of applicable law and regulations, and it can, in particularly egregious cases, seek to revoke the station's license or to decline to renew the license.

         The FCC grants licenses to construct and operate uplink equipment, which transmits signals to satellites. These licenses are generally issued without a hearing if suitable frequencies are available. Presently, the Company has licenses issued by the FCC for the operation of two domestic fixed satellite service earth stations that are renewable on a one (1) year basis.
In the event, the FCC fails to renew or terminates the licenses for one or both of these stations, the Company's ability to provide programming will be significantly affected. The Company does not have any agreements for backup transmission of its programming to satellites, but it believes it could obtain such services, although it might incur substantial additional costs in entering into new arrangements. In addition, the Company's ability to expand its programming capability is limited by the requirement that it obtain licenses for additional uplink facilities

COMPETITION
-----------

         The television home shopping industry is highly competitive and is dominated by two companies, Home Shopping Network and QVC Network. The Company's programming competes directly with Home Shopping Network, QVC, or other home shopping networks in almost all of the Company's markets. Home Shopping Network and QVC are well-established and significantly better capitalized than the Company, and each network reaches a significantly larger percentage of U.S. television households. The Company is at a competitive disadvantage in attracting viewers for a number of reasons, including the fact that the Company's programming is often not carried by cable systems on a full-time basis and the Company may have less desirable television channel placement on cable systems. The Company expects the home shopping industry to grow and expand. As a result, the Company expects increased competition for viewers, personnel, and television station carriage from present competitors, as well as new entries into the market. New companies that announced or launched competitive services during the last year were largely unsuccessful including Global Shopping Network, Outlet Mall Network, and Hollywood Showcase.

         The Company believes that there is substantial value in its 11 year operating history and the fact that it is one of only four broadly distributed electronic retailers in the U.S.

         As a seller of merchandise at retail, the Company competes for consumer expenditures with other types of retail businesses, including department, discount, warehouse, jewelry and specialty stores, mail order, and catalog companies and other direct sellers.

SEASONALITY
-----------

         Although the television home shopping business in general is seasonal, with the major selling season occurring during the last quarter of the calendar year, the Company has not experienced the usual seasonality primarily because it has, over the past three years, significantly increased its carriage and therefore, each quarter has increased over the sales of the previous quarter. The home shopping industry is also sensitive to general economic conditions and business conditions affecting consumer spending. The Company's product lines include jewelry, sports cards, sports memorabilia, collectibles, and other unique items that may make it more sensitive to economic conditions. Over the last five years, the Company's revenues in the last quarter of the calendar year were approximately 26% of total revenues for the year.

EMPLOYEES
---------

         The Company had approximately 280 paid employees as of June 30, 1997, most of whom are full-time. The Company believes its relationship with its employees is good. Presently no collective bargaining agreements exist between the Company and its employees.

ITEM 2.  PROPERTIES

         Until August 1997, the Company leased office space in Atlanta, Georgia primarily to house its investor and affiliate relations departments. The Company currently leases approximately 17,000 square feet of studio, office, and warehouse space in Knoxville, Tennessee from a corporation controlled by W. Paul Cowell, a director. As the Company grows, it may need additional office, studio, and warehouse space. Although no additional space is available at the Company's current location in Knoxville, management believes the Company can obtain suitable large facilities at other locations, if needed. The Company's Knoxville lease is currently on a term lease which has been extended through March 1999. The Company also maintains a corporate and investor relations office in Nashville, Tennessee and an affiliate relations office in Denver, Colorado.

         In addition, the Company through its subsidiaries leases space to house the transmitters for WMFP in Boston and KZJL in Houston and the offices of Collector's Edge of Tennessee, Inc. in Denver, Colorado.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to litigation which arises in the normal course of its business. Except as may be indicated below, the Company is not currently a party to any litigation which, if adversely determined, would have a materially adverse effect on the Company, its liquidity or its operations.

         In February, 1995, the Company was named as a co-defendant in a case in United States District Court for the Southern District of California brought by Upper Deck Authenticated. That complaint, as amended, alleges that the Company violated the Plaintiff's rights by selling sports memorabilia featuring certain named athletes, who are alleged to be under exclusive contract with one of the Upper Deck entities. Upper Deck also alleges that the Company sold merchandise without compliance with the requirements of California law that requires a certificate of authenticity accompany each item. The Plaintiff also alleges that the autographs on two specific items are counterfeit. Upper Deck requests compensatory damages, restitution, punitive damages, reasonable attorney's fees, prejudgment interest and costs, all in an unspecified amount. The Company believes that the case can be successfully defended.

         As a result of recent negotiations, the terms of a settlement agreement resolving this matter has been agreed upon by the parties. The settlement agreement is subject to certain formalities prior to being fully effective which the Company anticipates will be accomplished in the next few weeks.

         In May, 1997, Signature Financial/Marketing, Inc. filed a Complaint for Declaratory Judgment in the U.S. District Court for the Northern District of Illinois seeking a judgment of its non-violation of the Lanham Act (the federal law governing trademerks) with respect to its use of the designation "SHOP AT HOME" in connection with the promotion and sale of goods. This case was precipitated by letters to Signature from Shop at Home, Inc., asserting that the use of this mark by Signature in connection with catalogue sales and sales on the Internet infringed on Shop at Home's right to that designation and was creating confusion in the marketplace.

         In response to the filing of this action, the Company has filed an answer and counterclaim alleging that the use of the name "SHOP AT HOME" by Signature infringes on the trademark of the Company and requests compensatory and injunctive relief. Plaintiff has also filed an amendment to its original complaint alleging that the use of the name by the Company infringes on the trademark of Signature, and also requests compensatory and injunctive relief.

         Counsel to the Company has indicated that based upon its initial review of the matter, the likelihood of Signature preventing the Company from using the designation of "SHOP AT HOME" for its television programming is remote.

         In July, 1997, NBA Properties, Inc., the licensing affiliate of the National Basketball Association, filed a complaint in the U.S. District Court for the Southern District of Florida, alleging that a number of defendants, including the Company, have committed trademark infringement and counterfeiting, false designation of origin, dilution and unfair competition, alleging that the defendants fraudulently manufactured, promoted, distributed and sold unlicensed basketball trading cards depicting the plaintiff's trademarks. The plaintiff is seeking injunctive relief, an accounting of profits, compensatory damages, treble damages, punitive damages, statutory damages in the amount of $1,000,000 from each defendant, interest, costs and fees.

         This case relates to a particular series of basketball trading cards. At the present time, Shop at Home has voluntarily agreed to a temporary injunction with the plaintiff whereby it has agreed not to sell any additional
cards of that series of trading cards pending the resolution of this case.   If
the trading cards are in fact counterfeit, it is probable that Shop at Home can assert a successful cross-claim against the other defendants who produced the cards or who sold them to Shop at Home. There may also be a possibility of recovery of a portion or all of any loss from the insurance carriers for Shop at Home, and Shop at Home has notified its carriers of this litigation.

         In August, 1997, KLDT-TV 55, Inc., the licensee of KLDT (TV), licensed to Lake Dallas, Texas, filed a demand for arbitration concerning its allegations that the Company defaulted in the payment of certain amounts due under the time brokerage agreement concerning that station, and that the Company breached the asset sale agreement with regard to the acquisition of the asset sale agreement with regard to the acquisition of the assets of KLDT, and committed fraud and tortious interference with contract in regard thereto. The request for arbitration requests a payment of $577,500 in actual damages and a payment of at least $3,750,000 for the alleged breach of the asset sale agreement, fraud and tortious interference.

         This arbitration claim arises out of a lawsuit filed in March, 1997, in the U.S. District Court for the Eastern District of Tennessee by the Company against Paxson Communications Corporation, Douglas Johnson, and others regarding certain events and circumstances arising out of the proposed sale of the assets of KLDT-TV 55, Inc., the licensee of KLDT (TV). In October, 1995, a subsidiary of the Company entered into an agreement with the licensee of KLDT to purchase the assets of the station and for the licensee to assign the FCC license for the station to the Company. At the same time, the Company and the licensee entered into a time brokerage agreement under which the licensee agreed to make available to the Company substantially all of the broadcast time of the station for the Company to broadcast its Shop at Home programming. For this programming time, the Company agreed to make monthly payments to the licensee.

         After the execution of the asset sale agreement and the time brokerage agreement, the Company entered into an agreement with Paxson Communications Corporation, under which the Company agreed to assign the sale agreement and the time brokerage agreement to a Paxson related company. Under the agreement, Paxson agreed that the Company would acquire a 49% interest in the voting stock of the new licensee and that the Company would have certain other rights with regard to the operation of the new licensee, including the programming of the station. Acting under this agreement, the Company assigned the sale agreement and the brokerage agreement to the Paxson related entity. Under the terms of the sale agreement, the purchaser was obligated to order and to install a new antenna for KLDT. The Company alleges in the lawsuit that Paxson did not install such an antenna, and this fact caused material damages to the Company.

         Thereafter, the licensee of the station and Paxson entered into an agreement with Douglas Johnson under which Paxson agreed to dismiss its FCC application to acquire the license of the station and the licensee agreed to dismiss its pending application with the FCC to renew the license of the station, and each agreed that Johnson would be awarded the right to own the station.

         The Company initiated the litigation seeking to recover its damages for the failure of Paxson to install the new antenna, and for damages against Paxson, Johnson and their related parties for their actions in causing the Company to lose its opportunity to acquire a 49% interest in the station. The transactions contemplated by the agreement between the licensee, Paxson and Johnson have not closed at this time.

         Recently, the District Court in Tennessee ordered that the case be moved to the U.S. District Court in Dallas, Texas.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

         PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

         In June 1995, the Company was approved by NASDAQ to be listed on the NASDAQ SmallCap market.

         The range of high and low bid quotations for the Company's Common Stock reported by fiscal quarters during the two most recent years, as reported by NASDAQ's SmallCap Market is shown below.

                                                High Bid                   Low Bid
                                                --------                   -------
07/01/95 - 09/30/95                               $3.00                     $2.625
10/01/95 - 12/31/95                               $5.19                     $2.375
01/01/96 - 03/31/96                               $3.25                     $2.00
04/01/96 - 06/30/96                               $3.875                    $2.9375
07/01/96 - 09/30/96                               $4.0625                   $3.25
10/01/96 - 12/31/96                               $3.75                     $2.50
01/01/97 - 03/31/97                               $3.375                    $2.375
04/01/97 - 06/30/97                               $3.5625                   $2.25

         The approximate number of shareholders of the Company's Common Stock of record on June 30, 1997 was 664.

         Since the Company's inception in 1986, the Company has paid no dividends with respect to its Common Stock. It is reasonable to project that the Company intends to retain earnings to finance the growth and development of the Company's business and does not expect to pay any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial information for the years ended June 30, 1997, 1996, 1995, 1994, and 1993 has been derived from the consolidated financial statements of the Company and should be read in conjunction with the financial statements, the related notes thereto, and other financial information included elsewhere herein.



                                         6/30/97       6/30/96      6/30/95      6/30/94        6/30/93
                                         -------       -------      -------      -------        -------
Current assets                         $13,436,339    $5,273,163   $2,750,656  $3,218,623     $1,541,712
Current liabilities                     18,077,778     8,979,793    7,371,600   3,779,660      3,975,204
Total asset                             34,410,310    20,286,670   18,157,431   4,770,262      3,130,104
Long-term liabilities                   11,135,541     7,805,048    6,865,493     283,275        161,384

Redeemable
  preferred stock                        1,393,430     1,393,430    1,405,000       - 0 -          - 0 -
Stockholders' equity                     3,803,561     2,108,399    2,520,338     707,327     (1,006,484)

Net revenues                            67,817,460    40,016,114   26,787,013  21,717,344     19,878,478
Infomercial Income                       1,014,888       659,461      189,000       - 0 -          - 0 -
Net income (loss)                        1,556,046    (1,405,472)  (1,281,989) (1,052,335)    (2,440,638)
Net income (loss) per
  share of common stock                      $ .12         ($.14)       ($.14)      ($.13)         ($.33)
Cash dividends per
  common share                               - 0 -         - 0 -        - 0 -       - 0 -          - 0 -

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage relationship to total revenue of certain items included in the Company's Statements of Operations.

                                                                                                 Year ended June 30
                                                                                    1997                1996               1995
                                                                                   ---------------------------------------------
                 Net sales                                                           100%                100%               100%

                 Cost of goods sold                                                 59.9                61.3               63.9

                 Gross profit                                                       40.1                38.7               36.1

                 Other operating income                                              1.5                 1.7                0.7

                 Promotion and advertising charges                                    .7                  .6                1.0

                 Salaries and wages                                                  8.2                10.3               12.6

                 Transponder and cable charges                                      17.9                15.1               12.0

                 Other general operating
                 and administrative  expenses
                                                                                     9.8                14.1               13.6

                 Depreciation and amortization                                       1.5                 2.2                2.0

                 Other expense                                                      (1.3)               (1.9)              (0.3)

                 Income tax benefit                                                   .1                  .3                 .0

                 Net income (loss)                                                   2.3                (3.5)              (4.7)

RESULTS OF OPERATIONS
---------------------

FISCAL 1997 VS. FISCAL 1996
---------------------------

         The Company's total revenues, consisting of net sales, infomercial and miscellaneous revenues, for the year ended June 30, 1997, were $69,064,000, an increase of $28,332,000 or 70% over the prior year. The major component of this increase in revenues was net sales which increased to $67,817,000, an increase of $27,801,000 or 59% over the prior year. The increase was primarily attributable to the addition of approximately 3,200,000 full-time equivalent households (FTEs) resulting in a total of 8,600,000 full-time equivalent households (FTEs) at the end of June 1997. This increase in households is attributable mainly to the expanded coverage through greater market penetration of approximately 2,200,000 full power television station FTEs and approximately 600,000 FTEs through the agreement with TCI. The sales increase was principally the result of increased sales volume rather than an increase in price points.

         The Company's product mix trended away from jewelry and more toward male related merchandise, including sports and collectibles in keeping with its predominately male audience.

         Gross profit increased by $11,692,000 or 75.4%, primarily as a result of increased sales related to expanded carriage throughout the United States and increased gross margins. The Company's average gross profit margin increased to 40.1% from 38.7% in the previous year as a result of improved purchasing, selection and development of more unique merchandise and product lines. Higher margins were obtained throughout most product categories, particularly in the sports product lines.

         The Company generated $1,051,000 in informercial revenue from WMFP in Boston and KZJL in Houston. This represented a 59.5% increase over the infomercial revenue of the prior year. The Company continued improvement in this area although future increases should be smaller.

         The Company develops a market by broadcasting its programming over a period of time. Consequently there is a timing difference of approximately 6 to 9 months whereby the distribution expenses outpace future revenues. In these instances, the Company's profitability in a specific new market will be initially depressed until future revenue streams exceed expenses.

         Operating expenses for fiscal 1997 increased $8,953,000, or 52.9% over 1996. The major items resulting in the increase were: (a) additional cable carriage and signal distribution costs of approximately $6,094,000 or 101.1%;
(b) an increase in salaries of approximately $756,000 or 22.5% primarily related to variable labor costs associated with the higher volume of customer calls and some additions to management; (c) an increase of $368,000 or 162.0% in legal expenses in connection with the Upper Deck lawsuit and other litigation; (d) an increase in depreciation, amortization, and utilities of approximately $975,000 or 22.7% primarily associated with the operating costs and acquisitions of fixed assets of the Boston and Houston television stations, and Collector's Edge; (e) an increase in telephone cost of $179,000 or 38.3%; and (f) credit card discounts of $354,000 or 53.5% related primarily to the higher business revenues in 1997.

FISCAL 1996 VS. FISCAL 1995
---------------------------

         The Company's total revenues, consisting of net sales, infomercial, and miscellaneous revenues, for the year ended June 30, 1996, were $40,732,000, an increase of $13,667,000 or 50% over the prior year. The major component of this increase in revenues was net sales which increased to $40,016,000 an increase of $13,229,000 or 49% over the prior year. The increase was primarily attributable to greater cable coverage which resulted from the addition of approximately 2,700,000 full time equivalent households (FTEs) resulting in a total of

5,400,000 FTE households by the end of June 1996. This two-fold increase in households is attributable mainly to the combined carriage in the Boston, Houston, and Dallas markets to which the Company did not broadcast in the prior fiscal year (approximately 60%) and the additional part-time carriage on various full power stations throughout the United States (approximately 40%). The sales increase was the result of increased sales volume and not an increase in sales prices.

         During fiscal 1996, the Company introduced and developed new product lines in Health & Beauty, Fitness, and Collectible Knives. In addition, there was a broadening of the Coin product line, and the Company re-introduced its "Dominator" collectible card. These new and expanded product lines helped generate new sales to broaden the customer base.

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

         The Company generated $659,000 in infomercial revenue from WMFP in Boston and KZJL in Houston. This represented a 248% increase over the infomercial revenue of the prior year and was the first full year of infomercial revenue.

         The Company develops a market by broadcasting its programming over a period of time. Consequently there is a timing difference of approximately 6 to 9 months whereby the distribution expenses outpace future revenues. In these instances, the Company's profitability in a specific new market will be initially depressed until future revenue streams exceed expenses.

         Operating expenses for fiscal 1996 increased $5,920,000, or 53.8% over 1995. The major items resulting in the increase were: (a) additional cable carriage and signal distribution costs of approximately $2,798,000 or 86.7%;
(b) an increase in salaries of approximately $756,200 or 22.5% related to variable labor costs associated with the higher volume of customer calls and some additions to management; (c) an increase of $367,900 or 162.0% in legal expenses associated with the unsuccessful Paxson merger and certain litigation;
(d) an increase in depreciation, amortization, station management costs and utilities of approximately $975,000 or 22.7% primarily associated with the operating costs and acquisitions of fixed assets of the Boston and Houston television stations, which were owned for a full year in 1996; (e) the Company's operating expenses for Houston exceeded revenues by $305,000 until January 1996 when Houston became profitable; (f) an increase in telephone cost of $179,000 or 38.3%; and (g) credit card discounts of $354,000 or 53.5% related primarily to the higher business revenues in 1996.

         Other expenses were negatively impacted by $610,000 or 479.1% primarily due to increased interest expense on the additional $2,000,000 in debt secured in August 1995 and the full year of expense from new debt incurred in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Fiscal 1997 was a year of dramatic growth for the Company which was mostly achieved by a 59% increase in FTEs primarily through broadcast stations, cable system and carriage agreements. Management believes the growing market value of these broadcast assets and the addition of long-term, full-time, predictable coverage will significantly and positively add long term value and revenue to the Company.

         The Company believes internally generated funds from operations, together with borrowings, and the sale of common stock and warrant rights, if needed, will be sufficient to meet the Company's capital requirements during the next fiscal year. Additionally, the Company believes it will be successful in raising capital necessary to fund its bid to acquire the assets of Global Shopping Network.

         In January 1997, the Company completed the installation of an Aspect Callcenter telephone system, which increases the Company's ability to meet the higher sales volumes while reducing operator and telephone costs. This system integrates the Company's database with caller ID capability and will reduce the time necessary to process calls. In July 1996, the Company instituted a new credit card processing system, which provides instant credit card verification at the time of sale. These capital expenditures improve the Company's operating efficiency in terms of cash flow. They are consistent with management's goal to invest in current technology to improve the ratio of costs which support sales.

         At June 30, 1997 the Company had a negative net working capital position of ($4,641,439), a decrease of $934,809. This decrease was attributable primarily to the $1,100,000 invested in Collector's Edge of Tennessee, Inc. Much of the growth in liabilities is reflective of the Company's increased sales volume. The Company believes that it enjoys strong, long-term relationships with its vendors. It is common in the retail business to have a low working capital ratio, and the Company believes that its ability to meet future vendor obligations will be adequate.


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which changes the calculations used for earnings per share (EPS) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effect of the change in the standard on the consolidated financial statements results in $0.15 and ($0.14) of basic EPS for the years ended June 30,

1997 and 1996. The standard would have no effect on the diluted EPS. The Statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure." The Statement establishes standards for disclosing information about an entity's capital structure. The Statement is effective for periods ending after December 15, 1997. Management has determined that the adoption of this Statement will not have a material impact on the financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Statement is effective for financial statements issued for periods beginning after December 15, 1997. Management has not yet determined the full effect of this Statement on its financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement establishes standards for reporting comprehensive income and its components in a full set of financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The Company currently has no items that would be classified as other comprehensive income. Thus, management has determined that the adoption of this Statement will not have a material impact on the financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Index to Consolidated Financial Statements
                  ------------------------------------------

                                                                                               Page
                                                                                               ----
Report of Independent Accountants                                                               26

Consolidated Balance Sheets at June 30, 1997 and June 30, 1996                                 27-28

Consolidated Statements of Operations for the years ended June 30, 1997,
         June 30, 1996, and June 30, 1995                                                       29

Consolidated Statements of Stockholders' Equity for the years ended
         June 30, 1997, June 30, 1996, and June 30, 1995                                       30-31

Consolidated Statements of Cash Flows for the years ended
         June 30, 1997, June 30, 1996, and June 30, 1995                                       32-33

Notes to Consolidated Financial Statements                                                     34-58

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

Board of Directors and Stockholders
Shop at Home, Inc.

         We have audited the accompanying consolidated balance sheets of Shop at Home, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shop at Home, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.



Knoxville, Tennessee                               COOPERS & LYBRAND L.L.P.
August 14, 1997

                       SHOP AT HOME, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,


                                     ASSETS

                                                 1997          1996
                                             -----------   -----------

CURRENT ASSETS
     Cash and cash equivalents               $ 5,077,641   $ 1,914,759
     Accounts receivable - trade               3,292,925       380,077
     Accounts receivable - related parties         3,000         7,680
     Inventories                               3,262,080     2,611,142
     Prepaid expenses                            458,243       279,505
     Deferred tax assets                       1,342,450        80,000
                                             -----------   -----------
          Total current assets                13,436,339     5,273,163

PROPERTY & EQUIPMENT, NET                      4,433,767     3,470,226

FCC LICENSES, NET                             13,423,182    10,516,041

GOODWILL, NET                                  1,989,529       605,154

OTHER ASSETS                                   1,127,493       422,086
                                             -----------   -----------

TOTAL ASSETS                                 $34,410,310   $20,286,670
                                             ===========   ===========










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 AS OF JUNE 30,

                                                                              1997            1996
                                                                          ------------    ------------
CURRENT LIABILITIES

    Current portion - capital leases                                      $    171,498    $    109,444
     Current portion of long-term debt                                       2,279,833         741,262
     Accounts payable - trade                                                6,821,654       3,201,320
     Accounts payable - related party                                          631,621         449,550
     Credits due to customers                                                3,121,503       1,100,120
     Other payables and accrued expenses                                     4,944,050       1,865,806
     Deferred revenue                                                          107,619       1,512,291
                                                                          ------------    ------------

       Total current liabilities                                            18,077,778       8,979,793
                                                                          ------------    ------------

LONG-TERM LIABILITIES

     Capital leases, less current portion                                      305,666          53,649
     Long term debt, less current portion                                    7,216,465       5,669,063
     Deferred income taxes                                                   3,613,410       2,082,336

REDEEMABLE PREFERRED STOCK
     $10 par value, 1,000,000 shares authorized,
     137,943 issued and outstanding in
     1997 and 1996 respectively                                              1,393,430       1,393,430

COMMITMENTS (NOTES 6,8,10, AND 14)

STOCKHOLDERS' EQUITY Common stock - $.0025 par value, 30,000,000 shares authorized 10,714,414 and 10,575,255 shares issued in
     1997 and 1996 respectively                                                 26,786          26,438

     Additional paid in capital                                             10,066,555       9,927,787
     Accumulated deficit                                                    (6,289,780)     (7,845,826)
                                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 34,410,310    $ 20,286,670
                                                                          ============    ============








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 AS OF JUNE 30,

                                              1997           1996            1995
                                         ------------    ------------    ------------
NET SALES                                $ 67,817,460    $ 40,016,114    $ 26,787,013

COST OF SALES                              40,626,134      24,516,348      17,120,791
                                         ------------    ------------    ------------

         Gross Profit                      27,191,326      15,499,766       9,666,222
                                         ------------    ------------    ------------

OTHER OPERATING INCOME                      1,014,888         659,461         189,000
                                         ------------    ------------    ------------

OPERATING EXPENSES
     Promotion and advertising costs          468,255         241,170         269,420
     Salaries and wages                     5,564,089       4,112,858       3,356,624
     Transponder and cable charges         12,118,305       6,024,743       3,226,481
     Other general operating and
          administrative expenses           6,675,322       5,673,540       3,639,749
     Depreciation and amortization          1,056,492         877,861         517,523
                                         ------------    ------------    ------------
          Total operating expenses         25,882,463      16,930,172      11,009,797
                                         ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS               2,323,751        (770,945)     (1,154,575)
                                         ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest, net                         (1,079,529)       (794,558)       (216,486)
     Miscellaneous                            231,824          56,637          89,072
                                         ------------    ------------    ------------

          Total other income (expense)       (847,705)       (737,921)       (127,414)
                                         ------------    ------------    ------------


INCOME (LOSS) BEFORE INCOME TAXES           1,476,046      (1,508,866)     (1,281,989)

INCOME TAX BENEFIT                             80,000         103,394            --
                                         ------------    ------------    ------------

NET INCOME/ (LOSS)                       $  1,556,046    ($ 1,405,472)   ($ 1,281,989)
                                         ============    ============    ============

NET INCOME (LOSS) PER SHARE
           OF COMMON STOCK               $       0.12    ($      0.14)   ($      0.14)
                                         ============    ============    ============

WEIGHTED AVERAGE COMMON AND
           COMMON EQUIVALENT SHARES        13,945,540      10,284,085       9,436,870
                                         ============    ============    ============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED JUNE 30 1997, 1996 AND 1995

                                                        ADDITIONAL                   TREASURY
                                            COMMON       PAID IN       ACCUMULATED    STOCK
                                            STOCK        CAPITAL         DEFICIT      AT COST
                                           --------    -----------    ------------   --------
Balance - June 30, 1994                    $ 22,260    $ 5,883,682    $(5,158,365)   $(40,250)
(8,904,118 shares)

Issuances of common stock
  (389,215 shares)                              973        999,027           --          --

Retirement of  treasury stock                  (115)       (40,135)          --        40,250

Issuances of common stock
  (896,747 shares)                            2,242      2,097,758           --          --

Preferred stock dividend accrued
  (46,000 shares)                              --           (5,000)          --          --

Net loss                                       --             --       (1,281,989)       --
                                           --------    -----------    -----------    --------

Balance - June 30, 1995
  (10,144,080 shares)                        25,360      8,935,332     (6,440,354)      - 0 -

Issuance of common stock
  in connection with financing
  (100,000 shares)                              250        249,750           --          --

Issuance of common stock in
  connection with conversion
  of preferred stock
  (2,000 shares)                                  5         20,565           --          --

Exercise of employee stock options              315        127,125           --          --

Issuances of common stock in
  payment of payable obligations
  (203,175 shares)                              508        609,015           --          --

Preferred stock dividend accrued               --          (14,000)          --          --

Net loss                                       --             --       (1,405,472)       --
                                           --------    -----------    -----------    --------

Balance - June 30,1996
   (10,575,255 shares)                       26,438      9,927,787     (7,845,826)      - 0 -

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES


                                                  ADDITIONAL                TREASURY
                                      COMMON       PAID IN      ACCUMULATED  STOCK
                                      STOCK        CAPITAL        DEFICIT   AT COST
                                      ------      ----------    ----------- -------
Exercise of stock options
   (100,000 shares)                      250         99,750           --       --

Exercise of employee stock options
   (20,000 shares)                        50         19,950           --       --

Issuances of common stock in
   payment of payable obligations
   (19,159 shares)                        48         33,068           --       --

Preferred stock dividend accrued        --          (14,000)          --       --

Net income                              --             --        1,556,046     --
                                     -------   ------------    -----------     --


Balance - June 30, 1997
   (10,714,414 shares)               $26,786   $ 10,066,555    $(6,289,780) $  0
                                     =======   ============    ===========  =======








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED JUNE 30


                                                         1997            1996          1995
                                                      -----------    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:

Net income (loss)                                     $ 1,556,046    ($1,405,472)   ($1,281,989)
Non-cash expenses included in net loss
     Depreciation and amortization                      1,056,492        877,861        517,523
     Loss on sale of equipment                              3,053         19,165           --
     Deferred income taxes                                (80,000)      (103,394)          --
     Change in provision for inventory obsolescence          --          (88,122)          --
     Provision for bad debt                                18,800           --             --
   Changes in current and non-current items
     Accounts receivable                               (2,926,968)       119,409        (38,135)
     Inventories                                         (650,938)      (230,024)      (110,577)
     Prepaid expenses and other assets                   (241,321)      (197,019)       102,563
     Accounts payable and accrued expenses              8,914,889        805,455      2,759,182
     Deferred revenue                                  (1,404,672)     1,016,954         (5,888)
                                                      -----------    -----------    -----------

       Net cash provided by operations                  6,245,381        814,813      1,942,679
                                                      -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Cash payments for acquisitions                     (1,838,360)          --       (1,289,072)
    Purchase of equipment                              (1,056,581)      (507,494)    (2,370,582)
    Proceeds from sale of equipment                          --          400,000           --
    Other assets                                       (1,856,744)          --             --
    FCC licenses                                             --          (38,000)          --
                                                      -----------    -----------    -----------

        Net cash used by investing activities          (4,751,685)      (145,494)    (3,659,654)
                                                      -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payment of dividends                                 (13,742)          --             --
     Exercise of stock options                            120,000        127,440           --
     Repayments of debt                                (1,233,467)      (985,851)      (662,115)
     Additional long-term debt                          2,919,440      2,056,380      1,620,488
     Capital lease payments                              (123,045)      (154,675)      (114,278)
                                                      -----------    -----------    -----------
        Net cash provided by financing activities       1,669,186      1,043,294        844,095
                                                      -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                         3,162,882      1,712,613       (872,880)

     Cash beginning of period                           1,914,759        202,146      1,075,026
                                                      -----------    -----------    -----------
     Cash end of period                               $ 5,077,641    $ 1,914,759    $   202,146
                                                      ===========    ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED JUNE 30, 1997, 1996, AND 1995 (CONTINUED)


                                                                                      1997         1996        1995
                                                                                   -----------   --------  -----------
SCHEDULE OF NONCASH FINANCING ACTIVITIES


Stock issued for inventory and reduction
   of accounts payable                                                             $   33,116   $609,523   $    --
                                                                                   ----------   --------   ----------


Cost of equipment purchased through
   Capital lease obligation                                                        $  437,116   $ 31,450   $  290,561
                                                                                   ----------   --------   ----------


Notes payable issued for acquisitions
   of BCST and MFP, Inc.                                                           $1,400,000   $   --     $3,750,000
                                                                                   ----------   --------   ----------

Stock issued for acquisitions
   of BCST and MFP, Inc.                                                           $     --     $   --     $4,500,000
                                                                                   ----------   --------   ----------

Stock issued in connection
   with financing                                                                  $     --     $250,000   $     --
                                                                                   ----------   --------   ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                                                        $  997,671   $795,125   $  139,097
                                                                                   ----------   --------   ----------




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

PRINCIPLES OF CONSOLIDATION
---------------------------

         The accompanying consolidated financial statements include the accounts of Shop at Home, Inc. and its 100% owned subsidiaries, MFP, Inc. ("MFP"), Broadcast Cable Satellite Technologies, Inc. ("BCST"), Urban Broadcasting Systems, Inc. ("UBS"), Collectors Edge of Tennessee, Inc. ("Collectors"), and RF Scientific Transportables, Inc. ("RFS"), (collectively the "Company"). All of the operating assets of RFS were sold in the latter part of fiscal 1995 and RFS subsequently ceased operations. RFS was in the business of providing mobile uplink services. All intercompany accounts and transactions have been eliminated in consolidation.

OPERATIONS
----------

         The Company markets various consumer products through a televised "shop at home" service. The programming is currently broadcast by satellite on a twenty-four hour day, seven days a week schedule.

         BCST's, principal asset consists of ownership of the outstanding shares of capital stock of UBS. UBS holds the FCC license for television station KZJL, Channel 61, a full power television station licensed to Houston, TX.

         MFP, Inc., operates a commercial television station, WMFP, Channel 62, serving the Boston television market area. MFP, Inc. was acquired in February 1995 (Note 13).

         Collector's Edge of Tennessee, Inc. ("Collectors") is a trading card manufacturer whose main assets are licenses from the National Football League Properties and the NFL Players, Inc.

CASH AND CASH EQUIVALENTS
-------------------------

         For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

INVENTORIES
-----------

         Inventories, which consist primarily of products held for sale such as jewelry and sports collectibles, are stated at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) basis. Valuation allowances are provided for valuation adjustments related to carrying costs in excess of estimated market value.

PROPERTY AND EQUIPMENT
----------------------

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

                       SHOP AT HOME, INC. AND SUBSIDIARIES



FCC LICENSES
------------

         During fiscal 1995 the Company acquired two subsidiaries who own licenses from the Federal Communications Commission under which they operate television stations. The value ascribed to these FCC licenses in connection with the acquisitions is being amortized over 40 years. Amortization of these licenses was $508,099 in 1997 and $268,562 in 1996.

GOODWILL
--------

         Management periodically evaluates the net realizability of the carrying amount of goodwill. Goodwill is amortized over 40 years, using the straight-line method. Goodwill recorded in connection with the acquisitions of WMFP and BCST represents the excess purchase price over the fair value of the net identifiable assets acquired. The goodwill amortization amounted to $60,803 for 1997 and $15,517 for 1996.

SALES RETURNS
-------------

         The Company allows customers to return merchandise for full credit or refund within 30 days from the date of receipt. Collectors sells to wholesalers and retailers, terms of sale and return privileges are negotiated on an individual basis. At June 30,1997 and 1996, the Company had recorded provisions of $3,122,000 and $1,100,000, respectively, for estimated returns.

REVENUE RECOGNITION
-------------------

         The Company's principal source of revenue is retail sales to viewing customers. Other sources of revenue include the sale of air time on its owned stations (infomercials), the sale of uplink truck services (fiscal 1995 and 1996), and miscellaneous income consisting of list rental, credit card fees, and commissions. Product sales are recognized upon shipment of the merchandise to the customer. Service revenue and air time revenue are recognized when the service has been provided or the air time has been utilized by the user. Deferred revenue consists of sales proceeds relative to unshipped merchandise.

INCOME TAXES
------------

         The Company files a consolidated federal income tax return with its subsidiaries. The companies file separate state returns. The Company determines deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

INCOME (LOSS) PER SHARE
-----------------------

         Income (loss) per share was computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. Common stock equivalents, including options, warrants, convertible debt and the convertible preferred stock have been excluded from the 1996 and 1995 computations because

                      SHOP AT HOME INC. AND SUBSIDIARIES


their inclusion would be antidilutive in these years when the Company generated losses. The effect of these common stock equivalents on the 1997 per share computation is an increase of approximately 3.3 million shares, even though these shares were not issued.

         In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "earnings per Share," which changes the calculations used for earnings per share (EPS) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effect of the change in the standard on consolidated financial statements results in $0.15 and ($0.14) of basic EPS for the years ended June 30, 1997 and 1996. The standard would have no effect on the diluted EPS. The Statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted.

USE OF ESTIMATES
----------------

         The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

         The Company's financial instruments consist principally of accounts receivable, accounts payable, accrued expenses and debt. The fair value of these financial instruments approximate their carrying value.

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

         In March 1995, the FASB issued Statement of Accounting Standards No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which i) requires that long-lived assets to be held and used be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable, ii) requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell, and iii) provides guidelines and procedures for measuring impairment losses that are different from previously existing guidelines and procedures. The Company adopted the provisions of Statement 121 in fiscal year 1996 and the changes did not have a material effect on the Company's financial position or results of operations.

STOCK-BASED COMPENSATION
------------------------

         Additionally, in October 1995, the FASB issued Statement of Accounting Standards No. 123. "Accounting and Disclosure of Stock-Based Compensation" which encourages but does not require companies to recognize stock awards based on their fair value at the date of grant. The

                       SHOP AT HOME, INC. AND SUBSIDIARIES



Company currently follows, and expects to continue to follow, the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized. Although the Company is permitted to continue to follow the provisions of APB 25 under Statement 123, certain pro forma disclosure will be required beginning in 1996, as if the Company had accounted for its stock options under the Statement 123 fair value method. Such disclosures are included in Footnote 10.

SEGMENT INFORMATION
-------------------

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Statement is effective for financial statements issued for periods beginning after December 15, 1997. Management has not yet determined the full effect of this Statement on its financial statements.

CAPITAL STRUCTURE
-----------------

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure." The Statement establishes standards for disclosing information about an entity's capital structure. The Statement is effective for periods ending after December 15, 1997. Management has determined that the adoption of this Statement will not have a material impact on the financial statements.

COMPREHENSIVE INCOME
--------------------

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement establishes standards for reporting comprehensive income and its components in a full set of financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The Company currently has no items that would be classified as other comprehensive income. Thus, management has determined that the adoption of this Statement will not have a material impact on the financial statements.

RECLASSIFICATIONS
-----------------

         Certain amounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the current year presentation.

                       SHOP AT HOME, INC. AND SUBSIDIARIES




NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

         Property and equipment consists of the following major classifications at June 30, 1997 and 1996.


                                  1997           1996
                              -----------    -----------

Leasehold improvements        $   318,416    $   285,074
Operating equipment             5,819,654      4,736,119
Furniture and fixtures            190,656        194,651
                              -----------    -----------
                                6,328,726      5,215,844
Accumulated depreciation       (1,894,959)    (1,745,618)
                              -----------    -----------
Property and equipment, net   $ 4,433,767    $ 3,470,226
                              ===========    ===========

         Depreciation expense totaled $527,103, $463,496, and $527,103 for the fiscal years ended June 30, 1997, 1996 and 1995 respectively.

NOTE 3 - CAPITAL LEASES
-----------------------

         The Company has acquired various equipment under the provisions of long term leases.

         Equipment held under capital leases, which is included in property and equipment is summarized as follows:


                                               1997        1996
                                             --------   ---------
Operating equipment                          $660,032   $ 660,032
Less accumulated depreciation                (551,074)   (396,267)
                                             --------   ---------
                                             $108,958   $263,765
                                             ========   =========

                       SHOP AT HOME, INC. AND SUBSIDIARIES




Future minimum lease payments under capitalized leases are as follows at June 30,1997:


                                               1998    229,002
                                               1999    158,286
                                               2000    154,686
                                               2001     43,712
                                                     ---------

Total minimum lease payments                           585,686

Less amount representing interest                     (108,522)
                                                     ---------
Present value of minimum lease payments                477,164
Less current portion                                  (171,498)
                                                     ---------

Long term portion                                    $ 305,666
                                                     =========



NOTE 4 - LONG-TERM DEBT
-----------------------


Long term debt consist of the following at June 30:                                   1997             1996
                                                                                      ----             ----

Note payable bearing interest at 8%, due in equal monthly installments of principal of $20,833, plus interest through June 6, 2000, collateralized
by common stock of BCST                                                            $   750,000    $ 1,000,000

Notes payable due in April 2000, with interest
payable at 12% quarterly, collateralized by
certain equipment                                                                      800,000        800,000

Note payable bearing interest at 9.5% due in
monthly installments of $26,106 with a
balloon payment due in March 2000                                                    2,310,763      2,399,858

Note payable to related party bearing interest
at 15% due in monthly installments of $9,700,
collateralized by certain equipment                                                    380,302        435,101

Note payable to related party bearing interest at
10.75% due in monthly installments of principal
and interest totaling $43,494 through September 1,
2000                                                                                 1,425,077      1,775,366

Note payable to related party bearing interest at 6%
The first twelve payments consist of interest only while the remainder of the payments consist of

                       SHOP AT HOME, INC. AND SUBSIDIARIES



principal and interest totaling $15,543. The final
payment is scheduled for September 2007                                              1,400,000           --

Assumption note payable to Norwest Credit bearing interest at 1.75% plus prime
(8.5% at 6/30/97) due in equal monthly installments of principal of $75,047
plus interest through March 1999                                                     1,575,992           --

Term note payable to Norwest Credit Bearing interest at 10% due in equal monthly installments of principal of $41,667 (with the exception of 1st and
last payment) plus interest through February 1999                                      854,164           --
                                                                                   -----------    -----------

Total long term debt                                                                 9,496,298      6,410,325
         Less current maturities                                                    (2,279,833)      (741,262)
                                                                                   -----------    -----------
         Long term debt less current portion                                       $ 7,216,465    $ 5,669,063
                                                                                   ===========    ===========


         The aggregate future required principal payments at June 30, 1997 for the above liabilities are as follows:


        1998                                  $2,279,833
        1999                                   2,001,973
        2000                                   1,050,519
        2001                                   1,281,964
        2002                                   2,882,009
                                              ----------
                                              $9,496,298
                                              ==========


NOTE 5 - REDEEMABLE PREFERRED STOCK
-----------------------------------

         The following is a brief summary of the terms and conditions of the Series A Preferred Stock of the Company issued in connection with the acquisition of MFP, Inc. This summary is qualified in its entirety by reference to the Company's charter provisions with respect to the preferred stock.

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

                       SHOP AT HOME, INC. AND SUBSIDIARIES



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

         In the event of a liquidation, dissolution and winding up of the Company, whether voluntary or involuntary, the registered holders of shares of Series A preferred stock then outstanding shall be entitled to receive out of the assets of the Company, before any distributions to the holders of common stock or any other junior stock, an amount equal to the "Liquidation Preference" with respect to such shares of Series A preferred stock. The Liquidation Preference for the Series A preferred stock is $10.00 per share, plus an amount equal to all dividends thereon (whether or not declared) accrued and unpaid through the date of final distribution. For those purposes, a sale of substantially all of the assets of the Company to a third party, or the consummation of the Company or its shareholders of any transaction with any single purchaser whereby a change in control of more than fifty percent (50%) of the issued and outstanding shares of common stock of the Company occurs, will be considered a liquidation, dissolution and winding up of the Company entitling the holders of Series A preferred stock to payment of the Liquidation Preference.

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

         As of June 30, 1997 and 1996, the Company was $14,000 in arrears of its dividend payments due. These dividend payments are payable only when declared by the Board of Directors

NOTE 6 - COMMON STOCK
---------------------

         In August 1996, the Company issued 100,000 shares of common stock valued at $250,000 in connection with the securing of $2,000,000 of long term debt (Note 4); in September the Company issued 2,000 shares in conversion of its Redeemable Preferred Stock (Note 5); in October 1995 and May 1996, the Company issued a total of 126,000 shares in connection with the exercise of employee stock options (Note 10); and during the period of March through June 1996, the Company issued a total of 203,175 shares of common stock, of which 44,000 shares of common

                       SHOP AT HOME, INC. AND SUBSIDIARIES



stock were issued as payment of payable obligations and 159,175 shares of common stock were issued in exchange for certain sport cards and collectibles acquired for resale (Note 8). By agreement, the stock was valued at $3.00 per share or $477,525. The Company has 19,519 additional shares remaining to be issued under this agreement.

         On June 30, 1994, the Company sold for $240,000 an option to purchase up to 600,000 shares of common stock at a purchase price of $2.50 per share. This option may be exercised at any time after December 31, 1995, but on or before June 30, 1999.

         Effective June 9, 1993, an agreement was entered into between the Company, SAH Holdings, L.P. and Global Network Television, Inc., whereby the Company agreed to sell 1,000,000 shares of its common stock to SAH Holdings at $1.00 per share. The Company also agreed to sell to SAH Holdings a warrant to acquire 1,300,000 shares of common stock in the Company for a purchase price of $1.00 per share. The warrant expires on June 30, 2001. The Company agreed to sell to SAH Holdings an additional warrant to acquire up to 2,000,000 shares of common stock for a purchase price of $1.00 per share. This warrant was sold for $400,000 and also expires on June 30, 2001.

         The Company also issued shares of common and preferred stock in connection with the acquisitions of BCST and MFP, Inc. For details of those issuances see Notes 13 and 14.



NOTE 7 - INCOME TAXES
---------------------

         The components of temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at June 30, 1997 and 1996, are as follows:

                                                 1997            1996
                                              -----------    -----------

         Deferred tax assets:
            Net operating loss
                  carryforwards               $   389,126    $ 2,324,269
         Accruals                               1,342,450        384,495
         Valuation allowance                         --       (1,263,991)
                                              -----------    -----------
                  Total deferred tax assets     1,731,576      1,444,773
                                              -----------    -----------

         Deferred tax liabilities:
                  Licenses                      3,726,985      3,331,736
                  Depreciation                    275,551        115,373
                                              -----------    -----------
         Total deferred tax liabilities         4,002,536      3,447,109
                                              -----------    -----------
         Net deferred tax liabilities         $ 2,270,960    $ 2,002,336
                                              ===========    ===========


         Current deferred tax asset           $ 1,342,450    $    80,000
         Long-term deferred tax liabilities    (3,613,410)    (2,082,336)
                                              -----------    -----------
         Net deferred tax liabilities         $(2,270,960)   $(2,002,336)
                                              ===========    ===========


                       SHOP AT HOME, INC. AND SUBSIDIARIES




         At June 30, 1997 the Company had net operating loss carry forwards which expire as follows:


             June 30, 2010                      409,954
             June 30, 2011                      614,062
                                             ----------
                                             $1,024,016
                                             ==========


         Income tax benefit varies from the amount computed by applying the federal corporate income tax rate of 34% to loss before tax benefit as follows:

                                                       1997          1996
                                                   -----------    ----------
Computed "expected" income tax expense (benefit)   $   501,855    $(499,732)
Increase (decrease) in income tax benefit
resulting from:
         State income tax expense (benefit), net
                  of federal effect                     74,102      (58,792)

         Change in valuation allowance              (1,042,816)     362,411

         Nondeductible portion of meals
               and entertainment                        16,529        8,480

         Other                                         370,330       84,239
                                                   -----------    ---------
         Actual income tax benefit                 $   (80,000)   $(103,394)
                                                   ===========    =========

         In connection with the acquisitions of BCST and MFP, Inc. in 1994, the Company reduced the valuation allowance for deferred tax assets by an aggregate of $1,263,438, representing the effect of the deferred tax liabilities expected to reverse in the net operating loss carry forward period. In connection with the remaining acquisition of BCST in 1997, the Company reduced the valuation allowance for deferred tax assets by $221,175, representing the effect of the deferred tax liabilities expected to reverse in the net operating loss carry forward period. The reduction of the valuation allowance was effected by reducing intangible asset balances recorded as a result of the acquisitions.

         Recognition of a deferred tax asset is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized through the amortization of the license intangible.

                       SHOP AT HOME, INC. AND SUBSIDIARIES


NOTE 8 - COMMITMENTS
--------------------

TRANSPONDER USE AGREEMENT
-------------------------

         In December 1995, the Company's transponder lease with AT&T's 402R became effective. This lease calls for initial monthly payments of $96,000 in the first year and increasing to $105,000 and $115,000 in years two and three respectively. Transponder expense was $1,330,000 in 1997, $1,379,000 in 1996, and $1,281,000 in 1995.

PURCHASE COMMITMENTS
--------------------

         In 1994, the Company entered into an agreement to purchase, over a period of 18 months, $1,750,000 of inventory, of which 50% could be paid for with the Company's common stock. The Company also had an option to purchase an additional $1,750,000 of this inventory. Terms on this commitment require the Company to pay the greater of $97,222 per month or the value of the actual inventory shipped during the month. Any amount up to one-half of the contractual commitment could be satisfied through the issuance of Company common stock on terms as set forth in the contract.

         In January 1996, the Company entered into a "Restated Agreement" whereby it was obligated to purchase the remaining balance of merchandise it had not yet acquired approximating $720,000. The payment of which was made part in cash and part in stock. (Note 6). As of July 31, 1996, the remaining obligation under this restated agreement had been satisfied.

         Collector's Edge of Tennessee, Inc. has minimum contractual committments to NFL Players Association and NFL Properties of $2.2 million, which includes $1.2 million in fiscal year 1998 and $1.0 million in fiscal year 1999.


LEASE COMMITMENTS
-----------------

         The Company leases its Knoxville office and studio space from William and Warren, Inc., an entity owned by a principal owner and director of the Company. Payments under this lease totaled $139,763, $143,325, and $132,592, in fiscal years ended June 30, 1997, 1996, and 1995, respectively.

         The Company has agreements with various carriers to lease air time. The terms of the agreements vary from week to week to one year periods.

         The expenses for leased air time, primarily for cable access fees, was $10,789,000 in 1997, $4,646,000 in 1996, and $1,945,000 in 1995.

         Rental expense for the office and studio and miscellaneous equipment inclusive of the Knoxville office and studio expense referred to above, was $529,484, $483,059, and $184,434, for the fiscal years ended June 30, 1997,
1996, and 1995 respectively.

                       SHOP AT HOME, INC. AND SUBSIDIARIES


NOTE 9- RELATED PARTY TRANSACTIONS
----------------------------------

         During the fiscal years ended June 30, 1997, 1996, and 1995, the Company engaged in significant transactions with the Company's directors, significant stockholders, officers or interests of these parties. The following is a summary of major transactions with these related parties not disclosed elsewhere in the consolidated financial statements or notes thereto:


                                      1997         1996        1995
                                   ----------   ----------   --------

 PURCHASES - MERCHANDISE
     V.J.M. (Victor Mueller)       $1,077,925   $  795,689   $989,272
     Howards Sports Collectibles    3,136,470    2,116,088    553,462
     Combine International, Inc.      706,674      452,348     98,843

OTHER OPERATING EXPENSES
     Lakeway Container                  5,559       63,978     81,827
     Airbank                           22,213       37,604     27,673
     MediaOne                            --        157,567    224,359

         In the year ended June 30, 1995, the Company contracted with MediaOne, Inc. to provide certain consulting services to the Company. A director and officer of MediaOne, Inc. also serves as a director of the Company. In addition, MediaOne, Inc. acted as the commissioned broker for MFP, Inc., a Delaware corporation, from whom the Company acquired Television Station WMFP, Lawrence, Massachusetts.

NOTE 10 - STOCK OPTIONS
-----------------------

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

         A maximum of 1,500,000 shares of common stock may be issued upon the exercise of options and SARs. From its adoption through June 30, 1997, a net of stock options for 588,500 shares of common stock have been granted under the plan. No SAR's have been issued under the plan.

                       SHOP AT HOME, INC. AND SUBSIDIARIES



         No option or SAR's may be granted after October 15, 2001. No option that is an incentive stock option and any corresponding SAR that related to such option shall be exercisable after the expiration of ten years from the date such option or SAR was granted or five years after the expiration in the case of any such option or SAR that was granted to a 10% stockholder.

         Additionally, 1,650,000 common shares (680,000 vested at June 30, 1997) were reserved for options granted to certain executive officers, directors, employees and others as of June 30, 1997. These options vest annually over a period of five years and expire the earlier of five years from the date of vesting or 30 days after termination of employment.

         As permitted by SFAS 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted under the plan. Had compensation cost for the Company's plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below.

                                     1997                       1996                        1995
                            -----------------------   -------------------------   -------------------------
                                As                         As                          As
                             Reported     Pro Forma     Reported     Pro Forma      Reported     Pro Forma
                            ----------   ----------   -----------  ------------   ------------ ------------
Net Income (Loss)           $1,556,046   $1,466,058   $(1,405,472) $(1,431,467)   $(1,281,989) $(1,292,259)

Net Income (Loss) Per Share $     0.12   $     0.11   $     (0.14) $     (0.14)   $     (0.14) $     (0.14)

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grant in 1997: dividend yield of 0%; expected volatility of 65%; risk-free interest rate of 6%; and expected life of
7.5 years.

         A summary of the status of the Company's plan as of June 30, 1997, 1996, and 1995, and changes during the years ending on those dates is presented below:

                                                 1997                              1996                         1995
                                      ----------------------------      ----------------------------    ------------------------
                                                       Weighted                          Weighted                     Weighted
                                                       Average                           Average                      Average
                                        Shares      Exercise Price        Shares      Exercise Price     Shares   Exercise Price
                                      ---------     --------------      ---------     --------------    --------- --------------
Outstanding at beginning of year      1,785,000         $2.01           1,630,000          $1.77        1,460,000     $1.69

Granted                                 639,500          2.88             325,000           2.84          170,000      2.44

Exercised                              (200,000)         1.00            (126,000)          1.00               --        --

Forfeited                              (212,000)         2.81             (44,000)          2.44               --        --
                                      ---------                         ---------                       ---------

                       SHOP AT HOME, INC. AND SUBSIDIARIES



Outstanding at end of year            2,192,500         2.20           1,785,000            2.01        1,630,000           1.77
                                     ==========                        =========                       ==========

Options exercisable at year-end       1,493,500                        1,012,000                          943,000


Weighted-average fair value of            $2.04                           $2.02                             $1.72
   options granted during the year


The following table summarizes information about the plan's stock options at June 30, 1997;



                                           Options Outstanding                            Options Exercisable
                           ----------------------------------------------------     ---------------------------------
                             Number          Weighted-Average      Weighted           Number               Weighted
   Range of                Outstanding          Remaining           Average         Exercisable            Average
Exercise Prices            at 6/30/97        Contractual Life    Exercise Price     at 6/30/97         Exercise Price
---------------            -----------       -----------------   --------------     -----------        --------------
$1.00 - $1.99                  630,000              8 years         $1.00             620,000              $1.00
$2.00 - $2.99                1,557,500              7 years          2.68             873,500               2.56
$3.00 - $3.99                    5,000             10 years          3.00                -
                             ---------                                              ---------
                             2,192,500                                              1,493,500
                             =========                                              =========



NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------

         Concentrations of credit risk include cash on deposit in financial institutions and accounts receivables. Receivables are primarily due from credit card companies. The Company maintains reserves which management believes are adequate to provide for credit losses. Management believes the financial institutions holding the cash to be financially sound.
         The television home shopping business in general is seasonal, with the major selling season occurring the last quarter of the calendar year. The home shopping industry is also sensitive to general economic conditions and business conditions affecting consumer spending. The Company's product lines include jewelry, sports cards, sports memorabilia, collectibles, and other unique items that may make it more sensitive to economic conditions.

NOTE 12 - ACQUISITION OF BROADCAST CABLE & SATELLITE TECHNOLOGIES, INC.
-----------------------------------------------------------------------

         On December 6, 1994, the Company purchased all of the issued and outstanding capital stock of Broadcast, Cable and Satellite Technologies, Inc.
(BCST), a Texas corporation, from Television Media Resources, L.C., a Texas limited liability company. The purchase price consisted of (a) $250,000 paid in cash to TMR, (b) the issuance to TMR of 389,215 shares of common

                       SHOP AT HOME, INC. AND SUBSIDIARIES


stock, valued at $2.57 per share, and (c) the delivery to TMR of the Company's promissory note in the principal amount of $1,250,000.

         The acquisition has been accounted for under the purchase method and, accordingly, the operating results of BCST have been included in the consolidated operating results since the date of acquisition. The purchase price, including the acquisition costs, was allocated to the net assets acquired based on fair values at the date of acquisition as follows:


FCC License                           $2,668,846
Goodwill                                 993,000
Other assets                              68,031
Deferred tax liability                 ( 993,000)
Accounts payable                       ( 179,740)
Debt assumed                           (  32,137)
                                      ----------
                                      $2,525,000

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

NOTE 13 - ACQUISTION OF MFP, INC.
---------------------------------

         On February 24, 1995, the Company purchased all of the issued and outstanding capital stock of MFP, Inc. through a merger with SAH Merger Corp., a newly formed Tennessee corporation and a wholly owned subsidiary of the Company MFP, Inc. operates a commercial television station, WMFP, Channel 62, serving the Boston television market area. Under the agreement, the Company paid the shareholders of MFP, Inc. a total consideration of $7,000,000.

         The total consideration of $7,000,000 was comprised of $1,000,000 cash and assumption of liabilities, $2,500,000 in notes payable, the issuance of 896,747 shares of common stock valued at $2,100,000, and $1,400,000 in preferred stock.

                       SHOP AT HOME, INC. AND SUBSIDIARIES


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

                             UNAUDITED
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

NOTE 14 - ACQUISITION OF COLLECTOR'S EDGE OF TENNESSEE, INC.
------------------------------------------------------------

         On February 25, 1997, Collectors Edge of Tennessee, Inc. ("Collectors") was formed to acquire the assets of a former trading card manufacturer. Collectors is a trading card manufacturer whose principal assets are licenses from the National Football League Properties and NFL Players, Inc.

         Collectors was initially funded through the purchase by the Company of $750,000 of Preferred Stock and a working capital loan of $400,000. The Preferred Stock is convertible into common stock of Collectors at the option of the Company. As of June 30, 1997, Collectors has repaid none of the working capital loan. In addition, Collectors assumed a term note with Norwest Bank at $1.9 million, and borrowed an additional $1.0 million with Norwest Bank. The note is guaranteed by the Company and collateralized by BCST.

         The acquisition of Collectors has been accounted for under the purchase method because of its economic dependence on the Company, the Company bears the economic risk of losses of Collectors , and the Company has the ability to effectively gain equity control of Collectors. Accordingly, the operating results of Collectors have been included in the consolidated operating

                       SHOP AT HOME, INC. AND SUBSIDIARIES



results since the date of acquisition. The purchase price of $1,150,000 has been allocated to the net assets acquired based on appraised fair values at the date of acquisition as follows:

Current assets                 $ 3,324,000
Licensing costs                  1,455,000
Property and equipment             340,000
Goodwill                         1,185,000
Accounts payable and accrued
         liabilities            (2,235,000)
Notes Payable                   (2,919,000)
                               -----------
                               $ 1,150,000
                               ===========


         The unaudited consolidated pro forma operating data for the Company, assuming the acquisition of the former trading card manufacturer by Collectors, occurred on the first day of each year presented are set forth below.


                                                        UNAUDITED
                                             June 30, 1997     June 30, 1996
                                             -------------     -------------
         Revenues                            $74,987,000       $50,666,000
         Net income (loss)                     1,178,000        (1,432,000)
         Net income (loss) per share         $       .09       $      (.14)

         The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they indicative of future operating results.

NOTE 15 - SUBSEQUENT EVENT
--------------------------

         In August 1997, the Company made an offer to the bankruptcy court to acquire the assets of Global Shopping Network. If successful, this would retain approximately 1,300,000 FTEs on the Company's existing base and would be a significant step in adding to its owned and operated stations. The Company has paid $1,000,000 as a good faith deposit for its bid. If accepted, the Company will be required to raise additional capital to finance this transaction.

NOTE 16 - CONTINGENCIES
-----------------------

         The Company is subject to claims in the ordinary course of business. Management does not believe the resolution of any such claims will result in a material adverse effect on the future financial condition, results of operations, or cash flows of the Company.

                       SHOP AT HOME, INC. AND SUBSIDIARIES





ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                       SHOP AT HOME, INC. AND SUBSIDIARIES


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information with respect to directors and executive officers of the Company in the Company's definitive Proxy Statement for the 1997 annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

                       SHOP AT HOME, INC. AND SUBSIDIARIES

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K

         (a) The following financial statements are included in Item 8 of Form 10-K:


                  1.   Financial Statements
                       --------------------
                           Report of Independent Accountants
                           Consolidated Balance Sheets as of June 30, 1997 and 1996
                           Consolidated Statements of Operations for
                           the years ended June 30, 1997, 1996 and 1995
                           Consolidated Statements of Stockholders'
                           Equity for the years ended June 30, 1997,
                           1996, and 1995.
                           Consolidated Statements of Cash Flows for the years
                           ended June 30, 1997, 1996 and 1995.
                           Notes to the Consolidated Financial Statements

                  2.       Financial Statement Schedule                                 Page
                           ----------------------------
                           Independent Accountants' Report on
                                   Financial Statement Schedule                         57
                           Schedule II  Valuation and Qualifying Accounts               58


                  The other schedules are omitted because the required information is either inapplicable or has been disclosed in the consolidated financial statements and notes thereto.

                  3.        Exhibits
                            --------

                  The Index to Exhibits is at page 59.

                  (b)      Reports on Form 8-K

                                    None

                       SHOP AT HOME, INC. AND SUBSIDIARIES




                    INDEPENDENT AUDITORS' REPORT ON FINANCIAL
                               STATEMENT SCHEDULE

         Our report on the consolidated financial statements of Shop at Home, Inc. and Subsidiaries as of June 30, 1997 and 1996 and for each of the three years ended June 30, 1997 is included on page 26 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 53 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Knoxville, Tennessee                                 COOPERS & LYBRAND L.L.P.
August 14, 1997

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                       -----------------------------------

                                   SCHEDULE II
                                   -----------

                        VALUATION AND QUALIFYING ACCOUNTS
                        ---------------------------------

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                    ----------------------------------------




                           BALANCE AT    CHARGED TO                   BALANCE
                           BEGINNING     RETURNS AND                   AT END
                           OF YEAR       ALLOWANCES   DEDUCTIONS (1)  OF YEAR
                           ----------    ----------   ----------      --------
Year ended June 30, 1995
  Estimated credits
     due to customers      $  471,878   $ 4,863,486   $ 4,717,460   $  617,904
                           ==========   ===========   ===========   ==========


Year ended June 30, 1996
  Estimated credits
     due to customers      $  617,904   $10,147,556   $ 9,665,340   $1,100,120
                           ==========   ===========   ===========   ==========


Year ended June 30, 1997
  Estimated credits
    due to customers       $1,100,120   $19,503,181   $17,481,798   $3,121,503
                           ==========   ===========   ===========   ==========

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

10.13              Agreement dated June 30, 1994, between Combine International, Inc. and Shop at
                   Home, Inc., filed as Exhibit 10.14 to the Company's Registrant Statement on
                   Form S-4 filed with the Commission on December 28, 1994, and incorporated herein by this reference.

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

10.27              Form of Employment Agreement by and between Urban
                   Broadcasting Systems,Inc. and Charles E. Walker, filed as
                   Exhibit 10.11 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 1994, and incorporated herein by this reference.

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

10.37              Variable Rate Convertible Secured Note Due 2000 of the Company dated August
                   16, 1995

10.38              Security Agreement dated August 16, 1995, by and between the Company, MFP,
                   Inc., and Global Network Television, Inc.

10.39              Restated Agreement dated January 26, 1996, and the First
                   Amendment thereto dated March 7, 1996, by and between Richard
                   Howard, Inc., and the Company

10.40              Majority Stock Purchase Agreement dated June 3, 1996, by and between Charles
                   E. Walker, Broadcast, Cable and Satellite Technologies, Inc., and Urban
                   Broadcasting Systems, Inc.

10.41              Promissory Note dated September 5, 1996, made by the Company and Broadcast,
                   Cable and Satellite Technologies, Inc., payable to Charles E. Walker.

10.42              Security Agreement dated September 5, 1996, by and between Broadcast, Cable and Satellite Technologies, Inc., and Charles E. Walker.

10.43**            Employment Agreement between Kent E. Lillie and Shop at Home, Inc. dated July
                   1, 1997.
                                                                                                    _____
11                 Schedule of Computation of Net Income Per Share
                                                                                                    _____
21.1**             Subsidiaries of the Company
                                                                                                    _____
27**               Financial Data Schedule
                                                                                                    _____

**Filed herewith


SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    SHOP AT HOME, INC.

    By:   /s/ Kent E. Lillie                                   Date:    9/29/97
          -------------------------------------                      -------------
          Kent E. Lillie
          President and Chief Executive Officer
         (Principal Executive Officer)

    By:   /s/ Joseph Nawy                                      Date:    9/29/97
          ------------------------------------                       ------------
          Joseph Nawy
         (Vice President -Finance)




        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities on the dates indicated.

    Date:      9/29/97                /s/ J. D. Clinton
            ---------------           ------------------------------------
                                       J. D. Clinton, Director

    Date:      9/29/97                /s/ W. Paul Cowell
            ---------------           ------------------------------------
                                       W. Paul Cowell, Director

    Date:      9/29/97                /s/ Kent E. Lillie
            ---------------           ------------------------------------
                                       Kent E. Lillie, Director

    Date:      9/29/97                /s/ Joseph I. Overholt
            ---------------           ------------------------------------
                                       Joseph I. Overholt, Director


    Date:      9/29/97                /s/ A.E. Jolley
            ---------------           ------------------------------------
                                       A.E. Jolley, Director
                                       Secretary / Treasurer


    Date:      9/29/97                /s/ Frank A. Woods
          ---------------             ------------------------------------
                                       Frank A. Woods, Director
