Form 10-K/A
period 1997-06-30
SHOP AT HOME INC /TN/
filed 1997-10-28
CIK 810029

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)

               [x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended June 30, 1997

               [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to ____________

         Commission File number 0-25596
                                -------


                               SHOP AT HOME, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

TENNESSEE                                                         62-1282758
----------                                                        ----------

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

         Number of shares of Common Stock outstanding as of October 1, 1997:
11,074,414

                      Documents Incorporated by Reference
                      -----------------------------------

         The Registrant's definitive Proxy Statement in connection with the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended June 30, 1997 is incorporated by reference in Part III of this Annual Report on Form 10-K

The undersigned Registrant hereby amends the Annual Report on Form 10-K for the fiscal year ended June 30, 1997 as set forth below.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - of the Form 10-K for the year ended June 30, 1997 is amended and restated as follows:

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage relationship to total revenue of certain items included in the Company's Statements of Operations.

                                                   Year ended June 30
                                         1997            1996            1995
                                        ----------------------------------------

Net Sales                                 100%            100%            100%

Cost of goods sold                       59.9            61.3            63.9

Gross profit                             40.1            38.7            36.1

Other operating income                    1.5             1.7             0.7

Promotion and advertising charges          .7              .6             1.0

Salaries and wages                        8.2            10.3            12.6

Transponder and cable charges            17.9            15.1            12.0

Other general operating
and administrative  expenses              9.8            14.1            13.6

Depreciation and amortization             1.5             2.2             2.0

Other expense                            (1.3)           (1.9)           (0.3)

Income tax benefit                         .1              .3              .0

Net income (loss)                         2.3            (3.5)           (4.7)


RESULTS OF OPERATIONS
----------------------

FISCAL 1997 VS. FISCAL 1996
----------------------------

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

         Operating expenses for fiscal 1997 increased $8,953,000, or 52.9% over 1996. The major items resulting in the increase were: (a) additional cable carriage and signal distribution costs of approximately $6,094,000 or 101.1%;
(b) an increase in salaries of approximately $1,452,000 or 35.3% primarily related to variable labor costs associated with the higher volume of customer calls and some additions to management; (c) an increase in depreciation and amortization of approximately $179,000 or 20.4% primarily associated with the operating costs and acquisitions of fixed assets of the Boston and Houston television stations, and Collector's Edge; (d) an increase in telephone cost of $255,000 or 39.3%; and (e) credit card discounts of $490,000 or 48.2% related primarily to the higher business revenues in 1997.

FISCAL 1996 VS. FISCAL 1995
----------------------------

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

LIQUIDITY AND CAPITAL RESOURCES
---------------------------------

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


RECENT ACCOUNTING PRONOUNCEMENTS
---------------------------------

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


    SHOP AT HOME, INC.

    By: /s/ Kent E. Lillie                                  Date:    10/28/97
        -------------------------------------                      -----------
        Kent E. Lillie
        President and Chief Executive Officer
        (Principal Executive Officer)

    By: /s/ Joseph Nawy                                     Date:    10/28/97
        ------------------------------------                       -----------
        Joseph Nawy
        (Vice President -Finance)