Form 10-K/A
period 1997-06-30
SHOP AT HOME INC /TN/
filed 1997-11-06
CIK 810029

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                 Amendment No. 2
(Mark One)

         [x]     Annual report pursuant to section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the fiscal year ended June 30, 1997

         [ ]     Transition report pursuant to section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from              to
                                        ------------    ------------

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

         Number of shares of Common Stock outstanding as of October 1, 1997:
11,074,414

         The undersigned Registrant hereby amends the Annual Report on Form 10-K for the fiscal year ended June 30, 1997 by adding thereto Items 10, 11, 12 and 13, as follows:

Item 10.  Directors and Executive Officers of the Registrant

The following information is set forth with respect to the persons who are currently the directors of the Registrant:

         J.D. Clinton. Shop At Home Director and Chairman of the Board since 1993. Chairman, President and Chief Executive Officer, Independent Southern Bancshares, Inc., Brownsville, Tennessee, a diversified financial institutions holding company. Chairman and Director, Brownsville Bank, Brownsville, Tennessee. Chairman and Director, Tennessee Bank & Trust, Millington, Tennessee. Director, Union Savings Bank, Covington, Tennessee. Director, Southern Financial, Inc., Nashville, Tennessee. Age 53. Graduate of the University of Memphis.

         W. Paul Cowell. Shop At Home Director since 1988, and Chairman of the Board from 1990 through 1993. President and Chief Executive Officer, Warren & William, Inc. (formerly National Book Warehouse, Inc.,) a discount bookstore chain since 1989. President and Owner, Book Ends Discount Book Stores, Inc., since 1987. Director, Global Christian Ministries, Inc. Age 54.

         A.E. Jolley. Shop At Home Director and Secretary/Treasurer since 1986. President, Lakeway Containers, Inc., Morristown, Tennessee, a corrugated container manufacturer, since 1975. Director, Union Planters Bank. Director, Kingwood School, Morristown, Tennessee. Commissioner, Morristown City Planning Commission. Member, Board of Trustees, Walters State Community College. Age 58.

         Kent E. Lillie. Shop at Home Director since 1993. Shop At Home President and Chief Executive Officer since September, 1993. Vice President and General Manager, WATL-TV, Atlanta, Georgia, 1992-1993. Vice President and General Manager, WPTY-TV, Memphis, Tennessee, 1987-1992. Age 50. Graduate of Sacramento City College.

         Joseph I. Overholt. Shop At Home Director since 1986. President and Owner of Planet Systems, Inc., a computer software development company engaged in the satellite delivery of computer data, since 1992. President and Owner of Skylink Communications since 1989. Shop At Home Vice President from 1986 through August, 1993. Age 48. Graduate of The University of Tennessee.

         Frank A. Woods. Shop At Home Director since 1993. Chairman of the Board and Director of MediaOne, Inc., Nashville, Tennessee, a communications consulting and strategic planning firm since 1991. Principal, The Woods Group, Nashville, Tennessee, a diversified merchant banking firm. Age 55. Graduate of Vanderbilt University and Vanderbilt University School of Law.

         The principal business activity of each of the above Directors has been as shown above during the past five years, except that in some cases the individual has been employed by a predecessor organization or has undertaken greater responsibilities with the same employer, a parent company, or a successor organization.

         The following information relates to the executive officers of the Company as of the date of this Proxy Statement, other than those executive officers who also serve as directors of the Company, as noted above. With the exception of the President and Chief Executive Officer, who has an employment agreement with a term of five (5) years, and Mr. Nawy and Mr. Gratteau, each of whom has an employment agreement, the remaining executive officers serve at the discretion of the Board:

NAME                       AGE           POSITION
----                       ---           --------

Everit Herter...........   56     Vice President of Affiliate Relations

Joseph Nawy.............   54     Vice President of Finance

H. Wayne Lambert........   46     Vice President of Information Technologies

Henry I. Shapiro........   51     Vice President of Merchandise

Kent H. Gratteau, Jr....   54     Vice President of Broadcasting & Engineering

Linda O. Ford...........   33     Vice President of Human Resources

Sandra B. Emery.........   52     Vice President of Customer Relations

William M. Anderson.....   52     Vice President of Sports Operations

Teresa M. McDowell......   45     Vice President of Call Center Operations



         Joseph Nawy, Vice President of Finance. Mr. Nawy has served as Vice President of Finance since September 1994. Mr. Nawy has experience in direct mail, computer operations and distribution, and prior to joining the Company has been heavily involved in business turnaround situations. From 1990 to 1993 Mr. Nawy was the Chief Operating Officer and Chief Financial officer of LP Music Group, a manufacturer and importer of percussion musical instruments. From 1987 to 1990, Mr. Nawy was the Chief Financial Officer of American Direct Industries, Inc., a direct mail retailer. Prior to that, Mr. Nawy served in a variety of corporate positions, and also started his career in public accounting with the Firm of Ernst & Young. Mr. Nawy is a certified public accountant and holds an accounting degree from New York University.

         H. Wayne Lambert, Vice President of Information Technologies. Mr. Lambert has served as Vice President of Operations for the Company since March, 1992. Immediately before joining the Company, he served as Operations Officer for National Book Warehouses, Inc., Knoxville, Tennessee. Prior to that employment, he served as Assistant Controller for the Knoxville News-Sentinel, Knoxville, Tennessee. Mr. Lambert is a retired Captain of the Tennessee Air National Guard and a Base Budget Officer. He is a graduate of University of Tennessee.

         Henry I. Shapiro, Vice President of Merchandise. Mr. Shapiro has served as the Vice President of Merchandise for the Company since January of 1994. Immediately prior to joining the Company, Mr. Shapiro designed and manufactured jewelry for leading jewelry retailers, Home Shopping Network and QVC Manufacturing Company. Mr. Shapiro attended the Fashion Institute of Technology and Maryland University. He served as a consultant for jewelry manufacturers with special emphasis on the television markets in Thailand, Czechoslovakia, Hong Kong, Switzerland and Italy.

         Kent Gratteau, Vice President of Broadcasting and Engineering. Mr. Gratteau joined the Company in August, 1995, and before that, he served for ten years as Engineering Manager for KWGN(TV), Denver, Colorado. He is member of the Society of Motion Picture and Television Engineers and has served that organization as Section Chairman and on the Board of Managers for the Rocky Mountain Section. Mr. Gratteau attended the University of Utah and Florida State University.

         Linda O. Ford, Vice President of Human Resources. Ms. Ford has served as the Vice President of Human Resources for the Company since May of 1996. Immediately prior to joining the Company, Ms. Ford served as a Human Resources Consultant for Phillips & Phillips Associates, Inc. From 1993 to 1995, she was the Manager of Human Resources for NATIONAL Auto/Truckstops, Inc. From 1989 to the time she joined NATIONAL, Ms. Ford was a Human Resources Manager for Union Oil Company of California.

         Sandra B. Emery, Vice President of Customer Service. Ms. Emery has served as Vice President of Customer Service for the Company since June, 1994. From 1992 until 1994, she served as Operations Manager of Order Entry and Customer Service for the Company. Prior to that time, she served as Operations Director for National Book Warehouse, Inc. Her other experience includes positions with Jostens' Printing and Publishing Company, R.V. Emery Company and Carousel of Curios.

         Everit A. Herter, Vice President of Affiliate Relations. Mr. Herter has served as Vice President of Affiliate Relations since July 1997. Since 1994, Mr. Herter has served the Company as Director of Affiliate Relations and as a consultant. Prior to joining the Company, Mr. Herter was a Senior Vice President of J. Walter Thompson Co.

         Teresa M. McDowell, Vice President of Call Center Operations. Ms. McDowell has served as Vice President of Call Center Operations since November 1996. From 1994-1996, Ms. McDowell served as Director of Customer Service for Mark Group, Inc., a catalog sales company. From 1993 until 1994, Ms. McDowell served as Manager of Customer Relations at the Customer

Service Center of Bedford Fair Industries, Ltd., also a catalog sales company. From 1988 to 1993, Ms. McDowell was Manager of Administration and Planning for the Atlanta, Georgia office of Sprint Corporation.

         William M. Anderson, Vice President of Sports Operations. Mr. Anderson has served as Vice President of Sports Operations since August, 1997. Prior to that time, he providing periodic consulting services to the Company and was a self-employed consultant from 1995 to 1997, primarily providing real estate acquisition, retail site selection and marketing services. From 1993 to 1995, Mr. Anderson was President of Beaty Title Company, and from 1990 to 1993 was President of Interior Logic, a commercial office furniture sales and installation business. In 1994, Mr. Anderson filed a voluntary Chapter 7 bankruptcy proceeding and received a discharge.



ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended June 30, 1997, to those person who served as the Company's CEO during the 1997 fiscal year and were the Company's most highly compensated executive officers (other than the CEO) serving as of the end of the 1997 fiscal year whose compensation exceeded $100,000 (not more than four persons are required to be shown) (collectively, the "Named Executive Officers").


                                                       SUMMARY COMPENSATION TABLE


                                                                                LONG TERM
                                                                                 COMPEN-
                                                                                 SATION
                                                                               --------------
                                                                                  AWARDS
                                                  ANNUAL COMPENSATION
                                                                                                 ALL OTHER
                                  -----------------------------------------------------------    COMPEN-
                                                                                                 SATION
                                                                               SECURITIES        ($)
                                                                               UNDERLYING
                                                               OTHER ANNUAL      OPTIONS
NAME AND                           SALARY         BONUS        COMPENSATION       /SAR
PRINCIPAL              YEAR         ($)            ($)            ($)              (#)
POSITION
-----------------------------------------------------------------------------------------------------------
Kent E. Lillie         1997       188,654       155,605        12,000(1)          510,000            --
President/CEO
                       1996       120,000            --        12,000(1)               --            --


                       1995       120,000        50,000        12,000(1)              --         18,000(2)



Joseph Nawy,           1997       114,393        15,560         6,000(1)           20,000            --
Vice President
Finance/CFO            1996        96,000            --         3,500(1)               --         7,423(3)

                       1995        76,431(4)         --            --              60,000            --


Thomas C.              1997       122,866            --         5,000(1)           10,000            --
Sutula,
Executive Vice         1996       101,539            --            --             100,000            --
President/COO(5)

-----------------------------------------


         (1)      Other Annual Compensation consists of an automobile allowance.

         (2)      Other Compensation consists of a housing allowance.

         (3)      Other Compensation consists of a relocation allowance.

         (4)      Mr. Nawy's employment began in September 1994.

         (5) Mr. Sutula's employment began in July 1995 and terminated in March 1997.

OPTION GRANTS IN LAST FISCAL YEAR

         SHOWN BELOW IS INFORMATION CONCERNING STOCK OPTION GRANTS TO ANY NAMED EXECUTIVE OFFICER WHO WAS GRANTED A STOCK OPTION DURING THE 1997 FISCAL YEAR.

                      OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS
                      ----------------------------------------               POTENTIAL REALIZABLE VALUE AT
                                     % OF TOTAL                                 ASSUMED ANNUAL RATES OF
                       OPTIONS/       OPTIONS/        EXERCISE               STOCK PRICE APPRECIATION FOR
                         SARS       SARS GRANTED      OR BASE                        OPTIONS TERMS
                        GRANTED     TO EMPLOYEES      PRICE     EXPIRATION   ------------------------------
NAME                    (#)(1)     IN FISCAL YEAR     ($/SH)       DATE          5%($)        10%($)
--------------          ------     --------------     --------  ----------      ------        ------
Kent E. Lillie          500,000         78.4%          $2.87      (1)          $588,990    $1,386,877

Kent E. Lillie           10,000          1.6            2.87     6/19/02          7,929        17,522

Joseph Nawy              20,000          3.1            2.87       (2)           23,560        55,475


(1) Options to acquire 500,000 shares of Common Stock of Registrant were issued July 1, 1996, of which options to purchase 100,000 shares became exercisable on July 1, 1997, with options to acquire 100,000 shares to become exercisable on July 1, 1998, 1999, 2000, and 2001. The options expire on the earlier of thirty
(30) days after the termination of employment or five (5) years from the date the options become exercisable. These options were originally granted at an exercise price of $3.75, but were reissued on June 19, 1997, at an exercise price of $2.87.

(2) Options to acquire 20,000 shares of Common Stock of Registrant were issued July 1, 1996, of which options to purchase 4,000 shares became exercisable on July 1, 1997, with options to acquire 4,000 shares to become exercisable on July 1, 1998, 1999, 2000, and 2001. The options expire on the earlier of thirty (30) days after the termination of employment or five (5) years from the date the options become exercisable. These options were originally granted at an exercise price of $3.75, but were reissued on June 19, 1997, at an exercise price of $2.87.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         No options to purchase shares were exercised by any Named Executive Officer during the 1997 fiscal year. Shown below is information with respect to unexercised options to purchase shares held by such officers as of the end of the 1997 fiscal year.

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUE

                                                                                         VALUE OF UNEXERCISED
                                                                    NUMBER OF UNEXER-        IN-THE-MONEY
                                                                   CISED OPTIONS/SARS      OPTIONS/SARS AT
                                                                    AT JUNE 30, 1997        JUNE 30, 1997

                    SHARES ACQUIRED ON                                EXERCISABLE/           EXERCISABLE/
NAME                   EXERCISE (#)       VALUE REALIZED ($)(1)       UNEXERCISABLE        UNEXERCISABLE(1)
-----------         ------------------    ---------------------       -------------        ---------------
Kent E. Lillie             None                    N/A               410,000/600,000      $543,900/$362,600

Joseph Nawy                None                    N/A                 24,000/56,000          16,512/24,768

-------------------

(1) Market value of underlying securities at June 30, 1997, was $2.813 per share based upon the NASDAQ SmallCap market closing price. "In-the-Money" options are ones in which the fair market value of the underlying securities exceeds the exercise price of the options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following information relates to the Common Stock of the Company beneficially owned, directly or indirectly, by all persons known to be the beneficial owners of more than five percent (5%) of the Common Stock as of October 21, 1997. Unless otherwise noted, the named persons have sole voting and investment power with respect to the shares indicated.

                  AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(6)





Name and address of                                                                     Sole Investment   Shared Investment
beneficial owner                   Sole Voting Power        Shared Voting Power              Power              Power

                                     Number of        %       Number of           %       Number of     %    Number of         %
                                      Shares                   Shares                      Shares             Shares

SAH Holdings, L.P.(1),
(2), (5), (7)
Global Network
Television, Inc.
Mortgage Funding
Corporation
Brownsville, TN
J.D. Clinton                          985,000         8.0      5,103,600          38.7     5,034,840   38.2     495,360        4.3
Naples, Florida

W. Paul Cowell(4), (5), (7)                 0           0      5,076,300          38.5       423,456    3.7     603,004        5.2
Knoxville, TN

MediaOne,Inc.(3)(7)
Frank A. Woods                         10,000         0.1        825,000           7.2        10,000    0.1     825,000        7.2
Nashville, TN

Kent E. Lillie(6)(7)                  624,000         5.3          6,000           0.1       624,000    5.3       6,000        0.1
Nashville, TN


--------------------------------------

(1) SAH Holdings, L.P. ("SAH") is a Tennessee limited partnership with Global Network Television, Inc., a Tennessee corporation ("Global"), as its sole general partner. J.D. Clinton is chairman, a director and the sole shareholder of Global.

(2) SAH currently owns 2,399,840 shares of Common Stock (20.8% of shares issued and outstanding). Mr. Clinton owns 126,500 shares in his individual name. Mr. Clinton's wife owns, individually, 6,800 shares of Common Stock that are assumed to be beneficially owned by SAH. Mortgage Funding Corporation, a corporation wholly owned by Mr. Clinton, owns 100,000 shares of Common Stock that are assumed to be beneficially owned by SAH. Global Network Television, Inc., owns 6,000 shares that are assumed to be beneficially owned by SAH. Two trusts, the beneficiaries of whom are members of Mr. Clinton's immediate family, own 20,500 shares that are assumed to be beneficially owned by SAH. SAH holds warrants to purchase up to 1,650,000 shares of Common Stock from the Company. Global holds warrants to purchase up to 742,500 shares of Common Stock from the Company which is assumed to be beneficially owned by SAH. SAH owns an option to purchase 468,060 shares of Common Stock from W. Paul Cowell. Mr. Clinton holds an option to purchase 10,000 shares of stock from the Company. If these warrants and options were exercised, SAH would beneficially own 5,530,100 shares (or 39.7%) of the 13,923,081 shares of Common Stock that would then be outstanding.

(3) MediaOne, Inc. is a Tennessee corporation of which Frank A. Woods serves as an executive officer and director. Members of Mr. Woods' immediate family own MediaOne, Inc. MediaOne owns 100,000 shares of Common Stock and holds warrants to purchase up to 725,000 shares of Common Stock. Mr. Woods holds an option to acquire 10,000 shares of Common Stock from the Company.

(4) Mr. Cowell presently owns 881,516 shares of Common Stock (7.7% of the shares issued and outstanding). Mr. Cowell has granted an option to purchase 468,060 of those shares to SAH. Mr. Cowell holds an option to purchase 10,000 shares of Common Stock from the Company. In addition, Mr. Cowell is the income beneficiary and has a limited right to name the beneficiary of the trust which owns 134,944 shares.

(5) Mr. Cowell and SAH have agreed that so long as the options granted to SAH remain outstanding, Mr. Cowell and SAH will vote all of their shares together with respect to the composition and election of directors. For the purposes of calculating Shared Voting Power, SAH is deemed to own the following shares of Shop at Home Common Stock: SAH -- 4,545,200 shares (including 2,399,840 shares now owned by SAH, 1,650,000 shares under the warrants, 6,800 shares held by Mr. Clinton's wife, 20,500 shares held by the Clinton family trusts, and 468,060 now owned by Mr. Cowell which are subject to the option held by SAH), and W. Paul Cowell -- 558,400 shares (including 134,944 shares owned by a trust). Mr. Cowell is deemed to own the same shares with the exception of the shares owned by Mr. Clinton's wife and the Clinton trusts.

(6) Mr. Lillie presently owns 414,000 shares of Common Stock, and holds options currently exercisable to purchase an additional 210,000 shares of Common Stock from the Company. Mr. Lillie also holds 6,000 shares in a retirement account. Mr. Lillie's retirement account is also a limited partner of SAH Holdings, L.P., and holds a 1.57% equity interest in SAH; however, Mr. Lillie is not considered the beneficial owner of any shares held by SAH.

(7) The shares subject to warrants and options described in the preceding Notes are deemed to be outstanding for the purposes of computing the percentage of outstanding Common Stock beneficially owned by the listed parties.


                 SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

         The following information presents the beneficial ownership of the Common Stock of the Company as of October 21, 1997, by the Company's directors, the executive officers named in the Remuneration of Directors and Officers, and by all directors and executive officers as a group.


                    AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                     BY DIRECTORS AND EXECUTIVE OFFICERS(1)


NAME OF                                                                   SOLE INVESTMENT         SHARED INVESTMENT
BENEFICIAL OWNER      SOLE VOTING POWER          SHARED VOTING POWER      POWER                   POWER

                          NUMBER OF              NUMBER OF                NUMBER OF               NUMBER OF
                           SHARES          %      SHARES           %       SHARES           %      SHARES          %

J.D. Clinton               985,000        8.0    5,103,600        38.7    5,034,840        38.2    495,360        4.3

W. Paul Cowell                   0          0    5,076,300        38.5      413,456         3.6    603,004        5.2

A.E. Jolley(2)             511,092        4.4            0           0      511,092         4.4          0          0

Kent E. Lillie             624,000        5.3        6,000         0.1      624,000         5.3      6,000        0.1

Joseph I. Overholt(2)      519,200        4.5            0           0      519,200         4.5          0          0

Frank A. Woods(2)           10,000        0.1      825,000         7.2       10,000         0.1    825,000        7.2

                         NUMBER OF SHARES BENEFICIALLY OWNED                    % OF OUTSTANDING STOCK

DIRECTORS AND
EXECUTIVE OFFICERS                       8,814,942                                         61.5%
AS A GROUP (15
PERSONS)(3)

--------------------------------------

(1) See notes to preceding section entitled "Security Ownership of Certain Beneficial Owners."

(2)      Includes an option to purchase 10,000 shares of Common Stock.

(3) For the purposes of computing the number of shares and percentage of outstanding Common Stock beneficially owned by all Directors and Executive Officers as a Group, all shares subject to warrants or options held by members of the Group, which are exercisable currently or within the next sixty days, were assumed to be outstanding.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leases its Knoxville office and studio space from William and Warren, Inc., an entity owned by Mr. Cowell, and paid total lease payments of approximately $139,800 during the fiscal year ended June 30, 1997. Management of the Company determined that these terms and conditions were competitive with comparable commercial space being leased in the Knoxville market.

         On August 16, 1995, the Company issued its $2,000,000 Variable Rate Convertible Secured Note Due 2000 to Global Network Television, Inc. J.D. Clinton, a director of the Company is the sole shareholder and Chairman of Global Network Television, and that corporation is a principal shareholder of the Company. See "Security Ownership of Certain Beneficial Owners." The loan carried interest at the prime rate plus 2%, and was payable in 60 monthly installments. The loan was secured by a security interest in the inventory, accounts, and certain equipment, furniture and fixtures of the Company, as well as the stock of MFP, Inc., a subsidiary of the Company, and an assignment of the proceeds of any sale of the Federal Communications Commission license of Television Station WMFP, Lawrence, Massachusetts. The note was convertible to Common Stock of the Company based upon one share of stock for each $3.00 of the principal balance of the note. On October 1, 1997, the note was transferred to a third party, unrelated to Global Network Television, Inc., which party immediately converted the note to 444,177 shares of Common Stock of the Company. Based upon management's knowledge of the commercial lending market, the terms and rates of the note were considered competitive.

         In the opinion of management, the terms of the above transactions were as fair to the Company as terms which could have been obtained or made with unaffiliated persons.

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    SHOP AT HOME, INC.

    By:   /s/ Kent E. Lillie                             Date:    10/28/97
          -------------------------------------                -------------
          Kent E. Lillie
          President and Chief Executive Officer
          (Principal Executive Officer)

    By:   /s/ Joseph Nawy                                Date:    10/28/97
          -------------------------------------                 ------------
          Joseph Nawy
          (Vice President-Finance)