Form 10-Q
period 1997-09-30
SHOP AT HOME INC /TN/
filed 1997-11-14
CIK 810029

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                Commission File Number
  September 30, 1997                                        0-25596
---------------------                                ----------------------

                               SHOP AT HOME, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


           TENNESSEE                                         62-1282758
           ---------                                         ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock $.0025 par value                         11,518,591
-----------------------------                   ----------------------
       (Title of class)                         (Shares outstanding at
                                                   October 28, 1997)

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                                      INDEX
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996






PART  I        FINANCIAL INFORMATION


      ITEM 1 - FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets - unaudited                        3

      Condensed Consolidated Statements of Operations - unaudited              4

      Condensed Consolidated Statements of  Cash Flows - unaudited             5-6

      Notes to Condensed Consolidated Financial Statements - unaudited         7-8


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   9-10



PART  II       OTHER INFORMATION

                      SHOP AT HOME, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------


                                     ASSETS

                                                                        September 30,       June 30,
                                                                            1997              1997
                                                                        (Unaudited)        (Audited)
                                                                        ------------       ----------
Cash                                                                   $  1,260,563       $  5,077,641
Accounts receivable                                                       3,687,168          3,295,925
Inventories                                                               3,066,301          3,262,080
Prepaid expenses                                                            894,323            458,243
Deferred tax assets                                                       1,482,530          1,342,450
                                                                       ------------       ------------
     Total current assets                                                10,390,885         13,436,339

Related party - Notes receivable                                            300,000
Property & equipment, net                                                 4,623,300          4,433,767
FCC License, net                                                         13,161,809         13,423,182
Goodwill, net                                                             2,002,390          1,989,529
Other assets                                                              2,148,838          1,127,493
                                                                       ------------       ------------

     Total assets                                                      $ 32,627,222       $ 34,410,310
                                                                       ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                  $ 13,330,112       $ 15,518,828
Current portion - capital leases and long term debt                       2,499,286          2,451,331
Deferred revenue                                                            122,973            107,619
                                                                       ------------       ------------
     Total current liabilities                                           15,952,371         18,077,778

Long-term debt                                                            6,983,834          7,522,131

Deferred income taxes                                                     3,766,871          3,613,410

Redeemable Preferred Stock
  $10 par value, 1,000,000 shares authorized,
   137,943 shares issued and outstanding at
   September 30, 1997 and June 30, 1997                                   1,393,430          1,393,430

Stockholders' equity:
Common stock - $.0025 par value,
  30,000,000 shares authorized,
  11,074,414 and 10,714,414 shares issued at
  September 30, 1997 and June 30, 1997, respectively                         27,686             26,786
Additional paid in capital                                               10,425,655         10,066,555
Accumulated deficit                                                      (5,922,625)        (6,289,780)
                                                                       ------------       ------------
     Total stockholders equity                                            4,530,716          3,803,561
                                                                       ------------       ------------

     Total liabilities and stockholders' equity                        $ 32,627,222       $ 34,410,310
                                                                       ============       ============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                                                 Three Months Ended September 30,
                                                                                      1997               1996
                                                                                  ------------       ------------
                                                                                   (Unaudited)        (Unaudited)

Net revenues                                                                      $ 20,958,035       $ 13,741,493

Cost of sales                                                                       12,347,598          8,474,787
                                                                                  ------------       ------------

Gross profit                                                                         8,610,437          5,266,706

Other operating income                                                                 270,888            226,834

Operating expenses                                                                   8,226,553          5,190,519
                                                                                  ------------       ------------

    Operating income                                                                   654,772            303,021

Interest expense                                                                      (283,569)          (186,820)

Other income                                                                           104,334             25,292
                                                                                  ------------       ------------


     Income before income taxes                                                        475,537            141,493

Income tax expense/(benefit)                                                           108,382            (25,000)
                                                                                  ------------       ------------

     Net income                                                                   $    367,155       $    166,493
                                                                                  ============       ============

Primary and fully diluted net
      income per common and
      equivalent share                                                            $       0.03       $       0.01
                                                                                  ============       ============

Weighted average number of
      common and equivalent
      shares outstanding                                                            14,256,780         14,812,455
                                                                                  ============       ============




          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997, AND 1996

                                                                                                1997              1996
                                                                                             -----------       -----------
                                                                                             (Unaudited)       (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:

   Net income                                                                                $   367,155       $   166,493
   Non-cash expenses included in net loss
     Depreciation and amortization                                                               386,229           211,190
     Deferred income taxes                                                                       108,382           (25,000)
     Provision for bad debt and returns                                                          209,849
   Changes in current and non-current items
     Accounts receivable                                                                        (601,092)          (96,410)
     Inventories                                                                                 195,779          (108,844)
     Prepaid expenses and other assets                                                          (436,080)           77,790
     Accounts payable and accrued expenses                                                    (2,208,717)        1,688,379
     Deferred revenue                                                                             15,354        (1,413,519)
                                                                                             -----------       -----------
       Net cash (used) by operations                                                          (1,963,141)          500,079
                                                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Goodwill                                                                                      (50,702)               --
   Related party notes receivable                                                               (300,000)               --
   Purchase of equipment                                                                        (202,449)         (172,768)
   Other assets                                                                               (1,021,345)               --
   FCC licenses                                                                                       --           (50,894)
                                                                                             -----------       -----------
     Net cash (used)/provided by investing activities                                         (1,574,496)         (223,662)
                                                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Exercise of stock options                                                                     360,000
   Repayments of debt                                                                           (639,441)         (208,064)
   Additional long-term debt                                                                          --
                                                                                             -----------       -----------
     Net cash  (used) by financing activities                                                   (279,441)         (208,064)
                                                                                             -----------       -----------

NET INCREASE/(DECREASE) IN CASH                                                               (3,817,078)           68,353

   Cash beginning of period                                                                    5,077,641         1,914,759
                                                                                             -----------       -----------
   Cash end of period                                                                        $ 1,260,563       $ 1,983,112
                                                                                             ===========       ===========


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 THREE MONTHS ENDED SEPTEMBER 30, 1997, AND 1996

                                                                                                 1997             1996
                                                                                             -----------       -----------
                                                                                             (Unaudited)       (Unaudited)
SCHEDULE OF NONCASH
  FINANCING ACTIVITIES

   Stock issued for inventory and reduction
     of accounts payable                                                                     $         0       $    57,477
                                                                                             ===========       ===========

   Note  payable issued for acquisition
     of FCC license                                                                          $         0       $ 1,400,000
                                                                                             ===========       ===========

   Assets acquired through capital lease                                                     $   149,099       $         0
                                                                                             ===========       ===========







          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997 (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations of the interim periods. The condensed consolidated balance sheet data for the fiscal year ended June 30, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accounting policies followed by the Company are set forth in the Company's financial statements in the Shop at Home, Inc. and Subsidiaries Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

NOTE 2 - NET INCOME PER SHARE

Income per share is computed by dividing net income by the weighted average number of common shares and equivalents outstanding. Common stock equivalents represented by options, warrants, redeemable preferred stock, and convertible debt outstanding have been included in the computation through the use of the modified treasury stock method. See Exhibit 11 for details of changes in computation of weighted average number of shares.

NOTE 3 - MANAGEMENT STOCK OPTIONS OUTSTANDING

At September 30, 1997, options to purchase up to 1,262,500 shares of common stock at prices ranging from $1.00 - $2.875 per share were outstanding to employees and members of management. Options vest annually over a period of up to five years. The options expire the earlier of 5 years from date of vesting or 30 days after termination of employment.

NOTE 4 - INCOME TAXES

The income tax expense is computed by applying the federal corporate income tax rate of 34% and the blended state rate of 4% to net income before tax plus the effect of other than temporary timing differences similar to those reflected in the annual report for June 30, 1997.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting

Standards No. 128, "Earnings per Share," which changes the calculations used for earnings per share (EPS) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effect of the change in the standard on condensed consolidated financial statements results in $.03 and $.02 of basic EPS for the quarters ended September 1997 and 1996. Diluted EPS would be consistent with the amounts currently reported as income per share for those quarters. The Statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted.

SEGMENT INFORMATION

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

NOTE 6 - RELATED PARTY - NOTE  RECEIVABLE

In August 1997, $300,000 of a total commitment of $800,000 was loaned to an officer of the Company in accordance with the officer's employment agreement. This note bears no interest and is repayable at the rate of 10% of any additional compensation above the officer's base salary. Any unpaid amount becomes due on the earlier of termination of employment or June 30, 2002. Subsequent to September 30, 1997, the Company advanced the additional $500,000 to this officer under the same terms and conditions.

NOTE 7 - SUBSEQUENT EVENT - ISSUANCE OF COMMON STOCK

In October 1997, the Company issued 444,177 shares of common stock in connection with the conversion of a 10.75% note payable in the amount of $1,332,531. The conversion rate was $3.00 per share. This note was being amortized in monthly installments of $43,494 and was due September, 2000. The conversion of this note will reduce interest expense by approximately $75,000 in the fiscal year ending June 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED
                          SEPTEMBER 30, 1997 AND 1996.

The following table sets forth for the periods indicated the percentage relationship to total revenues of certain items included in the Company's Condensed Consolidated Statements of Operations:

                                      Three Months Ended
                                         September 30,
                                       1997         1996
                                      ------       ------

Net sales                              100.0%       100.0%

Cost of sales                           58.9         61.7
                                      ------       ------

Gross profit                            41.1         38.3

Other operating income                   1.3          1.7

Operating expenses                      39.3         37.8

Interest expense                         1.4          1.4

Other income                             0.5          0.2
                                      ------       ------

Net income before income taxes           2.2          1.0
                                      ======       ======

The Company's net sales for the quarter ended September 30, 1997, were $20,958,000 which was an increase of 53% from net sales of $13,741,000 for the quarter ended September 30, 1996. The core business of the shopping network accounted for 42% of the increase based on an average of 8,443,000 Full Time Equivalent Households (FTEs) in the 1997 quarter compared to an average of 5,700,000 FTEs in the 1996 quarter. The remaining 10.5% increase resulted from approximately $1,500,000 in sales from Collector's Edge, whose operations were not part of the 1996 results. Although the shopping network sales continued to grow through the addition of more households, sales performance in the 1997 quarter suffered somewhat from the UPS strike and also from the media coverage of the passing of Princess Diana.

The gross profit margin for the three month period ended September 30, 1997, was 41.1%, compared to 38.3% for the same period in 1996. This increase, in the core business, is due to the combination of a more aggressive trend towards higher gross profits with our supplier/partners, a shift in sales towards product lines with higher gross profits such as home furnishings, ceremonial cutlery and coins and a smaller inventory write off in the 1997 quarter. In addition, although a smaller factor, the gross profit margin of Collector's Edge is approximately 6 percentage points higher than the core shopping business and also had the effect of increasing the overall gross profit percentage.

The Company had other operating income of $271,000 during the three months ended September 30, 1997, compared to $227,000 in the comparable three month period in 1996. This income represents infomercial income generated by its two owned and operated broadcast stations WMFP (TV) in Boston and KZJL (TV) in Houston.

The Company's operating expenses for the three month period ended September 30, 1997, increased $3,036,000 or 58% overall compared to the same period in 1996. Of this increase, approximately $2,461,000 or 81% relates to the core shopping business, mostly in the areas of distribution, salaries, credit card fees and other expenses which are basically volume dependent in nature. The remaining $575,000 or 19% of the increase pertains to the inclusion of the operations of Collector's Edge.

As a result of the foregoing, the Company generated net income of $367,000 for the three months ended September 30, 1997, compared to net income of $166,000 for the same period of the prior year. The Company believes this $201,000 earnings improvement is attributable to the improved gross profit margins offset in part by some increased expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had total current assets of $10,391,000 and total current liabilities of $15,952,000 for negative working capital of $5,561,000. At June 30, 1997, the Company had current assets of $13,436,000 and current liabilities of $18,078,000 for a negative working capital of $4,642,000.

The Company believes internally generated funds from operations, and the sale of common stock and warrant rights, if needed, will be sufficient to meet the Company's capital requirements for the near future. The Company is investigating other avenues of additional financing for the near to mid-future to facilitate its possible need for additional payments in connection with its bid to acquire the assets of Global Shopping Network, its contemplated relocation and capital purchases for expansion. In October 1997, the Company converted a note payable of $1,333,000 into 444,177 shares of common stock at $3.00 per share.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  List of Exhibits

              Exhibit
                No.                      Description
              -------                    -----------
                10.44      Asset Purchase Agreement, dated September 23, 1997,
                           among SAH Acquisition Corporation II, Global
                           Broadcasting Systems, Inc., and Global Broadcasting
                           Systems License Corp.

                11         Statement re Computation of Per Share Earnings


                27         Financial Data Schedule, filed as part of the Form
                           10-Q (for SEC use only)

         (b)  Reports on Form 8-K

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


/S/ Kent Lillie
------------------------------------
Kent E. Lillie, President


Date:   November 14, 1997
        ----------------------------


/S/ Joseph Nawy
------------------------------------
Joseph Nawy, Vice President Finance


Date:  November 14, 1997
       -----------------------------