Form 10-Q
period 1997-12-31
SHOP AT HOME INC /TN/
filed 1998-02-17
CIK 810029

                              ---------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                     --------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended                         Commission File Number
        December 31, 1997                                   0-25596
      ---------------------                         ----------------------

                               SHOP AT HOME, INC.
                               ------------------
            (Exact name of registrant as specified in its charter)


                 TENNESSEE                                  62-1282758
                 ---------                                  ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X      No
                                          -----       ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock $.0025 par value                              11,762,991
-----------------------------                        ---------------------
     (Title of class)                               (Shares outstanding at
                                                      February 12, 1998)

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                                      INDEX
              THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996



--------------------------------------------------------------------------------


PART    I        FINANCIAL INFORMATION


        ITEM 1 - FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets                             4

        Condensed Consolidated Statements of Operations                   5

        Condensed Consolidated Statements of Cash Flows                   6-7

        Notes to Condensed Consolidated Financial Statements              8-12


        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS            13-21


PART    II       OTHER INFORMATION

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                         22

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
--------------------------------------------------------------------------------

                                                        December 31,        June 30,
                                                            1997              1997
                                                        ------------      ------------
                                                        (Unaudited)
Cash                                                    $    532,463      $  5,077,641
Accounts receivable                                        5,857,554         3,295,925
Inventories                                                4,105,171         3,262,080
Prepaid expenses                                           1,363,696           458,243
Deferred tax assets                                        1,350,747         1,342,450
                                                        ------------      ------------
     Total current assets                                 13,209,631        13,436,339

Related party - Notes receivable, net of discount
  of $160,000                                                640,000
Property & equipment, net                                  4,748,097         4,433,767
FCC and NFL Licenses, net                                 13,042,102        13,423,182
Goodwill, net                                              2,590,023         1,989,529
Other assets                                               4,742,793         1,127,493
                                                        ------------      ------------

     Total assets                                       $ 38,972,646      $ 34,410,310
                                                        ============      ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                   $ 16,004,376      $ 15,518,828
Current portion - capital leases and long term debt        2,264,686         2,451,331
Deferred revenue                                              67,114           107,619
                                                        ------------      ------------
     Total current liabilities                            18,336,176        18,077,778

Long-term debt                                             8,592,204         7,522,131

Deferred income taxes                                      3,913,329         3,613,410

Redeemable Preferred Stock
  $10 par value, 1,000,000 shares authorized,
   137,943 shares issued and outstanding at
   December 31, 1997 and June 30, 1997                     1,393,430         1,393,430

Stockholders' equity:
Common stock - $.0025 par value,
  30,000,000 shares authorized,
  11,742,991 and 10,714,414 shares issued at
  December 31, 1997 and June 30, 1997, respectively           29,357            26,786
Additional paid in capital                                11,874,499        10,066,555
Accumulated deficit                                       (5,166,349)       (6,289,780)
                                                        ------------      ------------

     Total liabilities and stockholders' equity         $ 38,972,646      $ 34,410,310
                                                        ============      ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Three Months Ended December 31,  Six Months Ended December 31,
                                        1997             1996           1997            1996
                                    -----------     -----------     -----------     ------------
                                             (Unaudited)                    (Unaudited)
Net revenues                        $22,463,039     $16,054,772     $43,421,074     $ 29,796,265

Cost of sales                        12,896,586       9,671,430      25,244,184       18,146,217
                                    -----------     -----------     -----------     ------------

Gross profit                          9,566,453       6,383,342      18,176,890       11,650,048

Other operating income                  292,697         229,985         563,585          456,819

Operating expenses                    8,712,680       5,979,373      16,939,233       11,169,892
                                    -----------     -----------     -----------     ------------

    Operating income                  1,146,470         633,954       1,801,242          936,975

Interest expense                        171,416         201,684         454,985          388,504

Other income                            374,433          42,666         478,767           67,958
                                    -----------     -----------     -----------     ------------

     Income before income taxes       1,349,487         474,936       1,825,024          616,429

Income tax expense/(benefit)            593,211          15,000         701,593          (10,000)
                                    -----------     -----------     -----------     ------------

     Net income                     $   756,276     $   459,936     $ 1,123,431     $    626,429
                                    ===========     ===========     ===========     ============

Basic earnings per share            $      0.06     $      0.04     $      0.10     $       0.06
                                    ===========     ===========     ===========     ============

Diluted earnings per share          $      0.05     $      0.04     $      0.08     $       0.05
                                    ===========     ===========     ===========     ============




                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1997, AND 1996

                                                                 1997            1996
                                                             -----------      -----------
                                                                              (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:

   Net income                                                $ 1,123,431      $   626,429
   Non-cash expenses included in net income
     Depreciation and amortization                               779,690          415,396
     Deferred income taxes                                       291,622          (10,000)
     Provision for bad debts and returns                         230,826             --
   Changes in current and non-current items
     Accounts receivable                                      (3,073,022)        (156,389)
     Inventories                                              (1,011,737)        (287,941)
     Prepaid expenses and other assets                          (204,217)         (79,153)
     Accounts payable and accrued expenses                       485,549        3,277,295
     Deferred revenue                                            (40,505)      (1,437,436)
                                                             -----------      -----------
       Net cash provided by (used in) operations              (1,418,363)       2,348,201
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Goodwill                                                      (50,702)            --
   Related party notes receivable                               (800,000)            --
   Purchase of equipment                                        (487,610)        (534,139)
   Other assets                                                 (334,452)            --
   Payment of deposit on proposed acquisition                 (3,963,750)            --
   FCC licenses                                                     --            (84,071)
                                                             -----------      -----------
     Net cash used in investing activities                    (5,636,514)        (618,210)
                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Exercise of stock options and warrants                        619,650           20,000
   Repayments of debt                                         (1,109,951)        (420,689)
   Additional long-term debt                                   3,000,000             --
                                                             -----------      -----------
     Net cash provided by (used in) financing activities       2,509,699         (400,689)
                                                             -----------      -----------

NET INCREASE (DECREASE) IN CASH                               (4,545,178)       1,329,302

   Cash beginning of period                                    5,077,641        1,914,759
                                                             -----------      -----------
   Cash end of period                                        $   532,463      $ 3,244,061
                                                             ===========      ===========


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  SIX MONTHS ENDED DECEMBER 31, 1997, AND 1996

                                                                 1997            1996
                                                             -----------      -----------
                                                             (Unaudited)      (Unaudited)
SCHEDULE OF NONCASH
  FINANCING ACTIVITIES

   Stock issued for inventory and reduction
     of accounts payable                                            --        $   57,477
                                                              ==========      ==========

   Note  payable issued for acquisition
     of FCC license                                                 --        $1,400,000
                                                              ==========      ==========

   Assets acquired through capital lease
                                                              $  149,099            --
                                                              ==========      ==========

  Conversion of note payable into shares of
     common stock                                             $1,332,532            --
                                                              ==========      ==========



















                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial information included herein is unaudited: however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations of the interim periods. The condensed consolidated balance sheet data for the fiscal year ended June 30, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

In February, 1997 the Company acquired Collector's Edge of Tennessee, Inc. ("Collectors"). Consequently, the operating results of Collectors are not included in the 1996 periods.

The accounting policies followed by the Company are set forth in the Company's financial statements in the Shop at Home, Inc. and Subsidiaries Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

NOTE 2 - INVENTORY

The components of inventory at December 31, 1997 and June 30, 1997 are as follows:

                                         December 31, 1997         June 30, 1997
                                         -----------------         -------------
Work in process                             $  362,014              $  389,159
Finished goods                               4,286,154               3,570,855
                                            ----------              ----------
                                             4,648,168               3,960,014
Allowance                                     (542,997)               (697,934)
                                            ----------              ----------

Total                                       $4,105,171              $3,262,080
                                            ==========              ==========

NOTE 3 - RELATED PARTY - NOTE  RECEIVABLE

In August 1997, $300,000 of a total commitment of $800,000 was loaned to an officer of the Company in accordance with the officer's employment agreement. This note is non interest bearing and is repayable at 10% of any additional compensation above the officer's base salary. Any unpaid amount becomes due on the earlier of termination of employment or June 30, 2002. In October 1997, the Company advanced the additional $500,000 to this officer under the terms of the agreement. Interest has been imputed at a rate of 5.6%, resulting in a discount of $160,000 and will be charged as compensation expense on the life of the loan.

NOTE 4 - NOTE PAYABLE - NATIONSBANK

In November, the Company obtained a $3 million loan from a commercial bank in connection with the Acquisition (see Note 8). The proceeds from this loan, along with $1 million from cash flow was paid as a good faith deposit. The note bears interest at the bank's prime interest rate plus 3/4% and interest only is payable through August 1998. Principal plus interest payments start in September, 1998 continuing until maturity in September, 2003.

NOTE 5 - NET INCOME PER SHARE

Effective December 31, 1997, the Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The standard replaces the presentation of primary EPS with a presentation of basic EPS and replaces the presentation of fully diluted EPS with diluted EPS. Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share was computed by dividing the net income by the weighted average number of shares of common stock and assumed conversions of dilutive securities and potential common shares outstanding during the respective periods. Dilutive securities are represented by options, warrants, redeemable preferred stock and convertible debt outstanding have been included in the computation.

                                   Three Months Ended December 31,   Six Months Ended December 31,
                                        1997            1996              1997            1996
                                     ---------      -----------       -----------      ---------
Numerator:
  Net income                         $ 756,256      $   459,936       $ 1,123,431      $ 626,429
  Preferred stock dividends             (3,449)          (3,449)          (11,495)       (11,495)
                                     ---------      -----------       -----------      ---------
  Numerator for basic
    earnings per share-income
    available to common
    stockholders                       752,807          456,487         1,111,936        614,934
  Effect of dilutive securities:
    Preferred stock dividends            3,449            3,449            11,495         11,495
    Interest on convertible debt        11,824           44,710            49,750         92,185
  Numerator for diluted
    earnings per share-income
    available to common
    stockholders after assumed       ---------      -----------       -----------      ---------
    conversions                      $ 768,080      $   504,646       $ 1,173,181      $ 718,614
                                     =========      ===========       ===========      =========

Continued...

Denominator:
  Denominator for basic
    earnings per share-weighted-
    average shares                     11,640,756     10,605,284     11,283,237     10,596,621
                                       ----------     ----------     ----------     ----------
    Effect of dilutive securities:
      Employee stock options              524,409        458,524        565,667        537,485
      Contingent stock-acquisition        229,598        147,243        191,465        192,570
      Warrants                          2,410,688      2,229,614      2,322,981      2,326,118
      Convertible preferred stock         137,943        137,943        137,943        137,943
      Convertible debt                          0        563,146        237,513        590,815
                                       ----------     ----------     ----------     ----------
    Dilutive potential common
      shares                            3,302,638      3,536,470      3,455,569      3,784,931
                                       ==========     ==========     ==========     ==========
    Denominator for diluted
      earnings per share-adjusted
      weighted-average shares
      and assumed conversions          14,943,394     14,141,754     14,738,806     14,381,552
                                       ==========     ==========     ==========     ==========

     Basic earnings per share          $      .06     $      .04     $      .10     $      .06
                                       ==========     ==========     ==========     ==========
     Diluted earnings per share        $      .05     $      .04     $      .08     $      .05
                                       ==========     ==========     ==========     ==========

NOTE 6 - MANAGEMENT STOCK OPTIONS OUTSTANDING

At December 31, 1997, options to purchase up to 1,438,100 shares of common stock at prices ranging from $1.00 to $4.38 per share were outstanding to employees and members of management. Options vest annually over a period of up to five years. The options expire the earlier of 5 years from date of vesting or 30 days after termination of employment.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

CAPITAL STRUCTURE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," which is effective for periods ending after December 15, 1997. The Statement consolidates disclosures required by several existing pronouncements regarding an entities capital structure. The Company's disclosures are already in compliance with such pronouncements and, accordingly, SFAS No. 129 does not require any change to existing disclosures.

SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This

Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement will become effective for the Company's June 30, 1998 fiscal year financial statements and will impact interim reporting beginning with the quarter ending December 31, 1998. The Company is evaluating SFAS No. 131 to determine the impact, if any, on its reporting and disclosure requirements.

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

NOTE 8 - PENDING TRANSACTIONS

GLOBAL TRANSACTION

SAH Acquisition Corporation II, a Tennessee corporation and a wholly owned subsidiary of the Company ("SAH Acquisition II"), entered into an Asset Purchase Agreement dated as of September 23, 1997 (the "Asset Purchase Agreement") with Global Broadcasting Systems, Inc,. a Delaware corporation, and its affiliate, under which SAH Acquisition II agreed to acquire certain broadcast television assets (the "Acquisition"). Global Broadcasting Systems, Inc. and its affiliate are currently subject to a proceeding (the "Bankruptcy Proceeding") under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (as debtors in the Bankruptcy Proceeding, Global Broadcasting Systems, Inc. and its affiliate are referred to as "Global").

The Company will account for the Acquisition as a purchase of assets rather than the acquisition of a business because, with the exception of a de minimus period of time, these stations were operated as commercial broadcast stations and not as broadcast outlets for home shopping programming. The Company has concluded that because there is no continuity of revenues from these stations from which to derive relevant historical operation information, pro forma financial information is not meaningful and has not been provided.

The obligations of the parties under the Asset Purchase Agreement and the Executory Contract for WOAC are subject to receipt of the approval of the Federal Communications Commission ("FCC") of the Applications for Consent to Assignment of Broadcast Station Licenses (collectively, the "Applications") filed with respect to the broadcast licenses to be transferred to SAH Acquisition II. The FCC published public notice of its approval of the Applications for KCNS and WRAY on December 15, 1997 and such approval became a final order on January 25, 1998. The FCC published public notice of its approval of the Application for WOAC on January 29, 1998 and such approval is expected to become a final order on March 10, 1998 assuming no party files a timely objection thereto.

The Company plans to use the proceeds from public offerings of debt and equity securities to fund the obligations under the Asset Purchase Agreement and the Executory Contracts. The Company has filed a registration statement with the SEC covering up to 8,625,000 shares of Common Stock (the "Stock Offering") and up to $60,000,000 of its Secured Notes (the "Notes Offering")

In the event the Company is unable to close the Acquisition, under certain conditions, the escrow account balance could be forfeited.

OTHER MATTERS

The Company's Board of Directors has approved the following matters which are pending approval by shareholders at the Annual Meeting to be held March 6, 1998:
a) a 1 for 2 reverse stock split of the Company's common stock, b) the authorization of 30,000,000 shares of non-voting common stock and c) staggered three year terms for directors.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         The following analysis of the financial condition and results of operations of the Company is qualified in its entirety by the more detailed information and financial data, including the Consolidated Financial Statements and Notes thereto included elsewhere herein.

GENERAL

         The Company, founded in 1986, is a nationally televised home shopping retailer offering high-quality merchandise, at prices below those generally available from traditional retailers and catalogs, as well as unique merchandise and memorabilia that may be unavailable or have limited availability elsewhere. The Company derives revenues primarily from the sale of merchandise marketed through its home shopping programming carried by television stations owned by the Company, by television stations with whom the Company has entered into agreements to purchase broadcast time, by the carriage of those television broadcasts on cable television systems under the "must-carry" or retransmission consent provisions of federal law, by the direct carriage on cable television systems under agreements with cable system operators and by the direct reception of the Company satellite transmission by individuals which own satellite downlink equipment. Beginning in 1997, another source of revenues has been provided by the Company's manufacturing subsidiary, Collector's Edge of Tennessee, Inc. ("Collector's Edge"), a wholly-owned subsidiary, which is engaged in the business of manufacturing and sales of sports trading cards under license with National Football League Properties, Inc., and National Football Players, Incorporated. Collector's Edge was organized in February, 1997 and acquired the assets of an existing company that had been engaged in the same business for approximately four years. The Company also receives some revenues from the sale of broadcast time on its owned television stations for the broadcast of infomercials.

         As of December 31, 1997, the Company's programming was viewable during all or a part of each day by approximately 49.1 million cable households, of which approximately 4.3 million cable households receive the programming on essentially a full-time basis (20 or more hours per day) and the remaining 44.8 million cable households receive it on a part-time basis. In order to measure its performance in a manner that reflects both the growth of the Company and the part-time nature of its access to cable households, the Company utilizes a cable household full-time equivalent method to measure the reach of the Company's programming which accounts for both the quantity and quality of time available to the Company. To derive this full-time equivalent cable household base ("FTE Cable Household"), the Company has developed a methodology to assign a relative value of each daypart to the Company's overall sales, which is based on sales in markets where the programming is carried on a full-time basis. While the weighting of each daypart has a subjective element, the Company believes that changes in the number of FTE Cable Households provide a measure of the growth of the Company and applies this methodology to all affiliates. Accordingly, the Company utilizes the revenue per average FTE Cable Household as a measure of pricing new affiliates and estimating their anticipated revenue performance.

         Principal elements in the Company's cost structure are (i) cost of goods sold, (ii) transponder and cable costs, and (iii) salaries and wages. The Company's costs of goods sold have decreased in recent periods resulting in a corresponding increase in gross margins. This trend is primarily a result of the Company's strategy to have its product mix include merchandise with higher product margins. The improvement in gross margin also reflects the Company's success in negotiating more favorable prices from its vendors. Transponder and cable costs include expenses related to carriage under affiliation and transponder agreements. Carriage costs have increased on both an absolute basis and relative to sales in recent years. This trend is attributable in part to higher market prices for carriage driven by increased demand from other home shopping retailers, infomercial companies and advertisers against whom the Company competes for carriage. The Company's increased carriage costs relative to revenues is in part attributable to the lag time between the initiation of the Company's programming in a new market (at which time carriage costs begin to be incurred) and the time viewers become acquainted with the Company's programming and purchase merchandise. The Company expects this trend will continue as the Company enters new markets.

OVERVIEW OF RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage relationship to total revenue of certain items included in the Company's Condensed Consolidated Statements of Operations:

                                       Three Months Ended December 31,   Six Months Ended December 31,
                                           1997            1996             1997            1996
                                          ------          ------           ------          ------
Net sales                                 100.0%          100.0%           100.0%          100.0%

Cost of sales                              57.4            60.2             58.1            60.9

Gross profit                               42.6            39.8             41.9            39.1

Other operating income                      1.3             1.4              1.3             1.5

Salaries & wages                            7.9             8.9              8.1             9.1
Transponder & cable                        18.8            17.0             18.6            16.8
Other general operating and
administrative expense                     10.3            10.1             10.5            10.2
Depreciation & amortization                 1.8             1.2              1.8             1.4
Total operating expenses                   38.8            37.2             39.2            37.5

Interest expense                            0.8             1.3              1.1             1.3
Other income                                1.7             0.3              1.1             0.3

Net income before income taxes              6.0             3.0              4.2             2.1
Income tax expense                          2.6             0.1              1.6              --

Net income                                  3.4             2.9              2.6             2.1
------------------------------------------------------------------------------------------------

THREE MONTHS ENDED DECEMBER 31, 1997 VS. THREE MONTHS ENDED DECEMBER 31, 1996

         NET SALES. The Company's net sales for the quarter ended December 31, 1997, were $22,463,000, an increase of 40% from net sales of $16,055,000 for the same quarter in 1996. The core business of the shopping network accounted for 93% of net sales and was based on an average of 9.8 million FTE Cable Households in the quarter ended December 31, 1997 compared to an average of 6.4 million FTE Cable Households in the 1996 quarter, representing a 53% increase in FTEs. In the quarter ended December 31, 1997, the Company generated broadcast sales per FTE Cable Household of approximately $9.27 compared with approximately $10.00 per FTE Cable Household for the same quarter of the prior year. The major reason for this decrease in sales per household is due to the addition of 1,317,000 FTEs during the 1997 quarter and these new households have not yet matured to the point where they will produce their full potential of per household sales. The normal period of household maturation averages between 90 and 150 days. The remaining 7% of the 1997 increase in net sales resulted from the inclusion of approximately $1,599,000 in sales from Collector's Edge, which was acquired in February 1997, and therefore its operations were not included in the 1996 results.

         GROSS PROFITS. As a result of management's continuing focus on improving margins, the gross profit margin for the quarter ended December 31, 1997 was 42.6% compared to 39.8% for the comparable 1996 quarter. This increase represents a continuation of a favorable trend of increasing gross margins and has been accomplished primarily through improved buying power as the Company has grown and also a shift towards product lines with higher gross margins during the holiday season.

         OTHER OPERATING INCOME. The Company had infomercial income generated by its broadcast operations in Boston and Houston of $293,000 compared to $230,000 in the comparable 1996 quarter representing a 27% increase. The increase represents a stronger effort to sell time during hours where demand for home shopping products is weaker.

         SALARIES AND WAGES. Salaries and wages for the quarter ended December 31, 1997, were $1,783,000, an increase of 25.2% compared to the comparable 1996 quarter. Salaries and wages as a percent of sales, however, decreased to 7.9% from 8.9%. This decrease is attributable to the Company's investment in prior years in management and operating personnel to build an infrastructure to support growth and expansion. Salaries and wages expressed as a percentage of sales have declined since 1995 and have been outpaced by the rapid increase in sales.

         TRANSPONDER AND CABLE. Transponder and cable costs for the quarter ended December 31, 1997 were $4,228,000, an increase of $1,494,000 or 54.6%
compared to the comparable 1996 quarter. Carriage costs increased as a percentage of sales from 17.0% to 18.8%. This is a continuation of a trend which began in 1994 when management made a strategic decision to use higher cost cable distribution as a means to increase carriage. Carriage costs as a percentage of sales initially tend to be higher in periods during which the Company enters a new market. Due to the fixed nature of this expense, however, its relationship usually decreases as revenues develop and the audience is cultivated. The Company's ultimate goal is for carriage costs to stabilize in mature markets at approximately 15% of revenues. As a market matures, if carriage costs do not move down toward the target, management generally attempts to renegotiate the carriage contract.

         OTHER GENERAL OPERATING AND ADMINISTRATIVE EXPENSES. Other general, operating and administrative expenses for the quarter ended December 31, 1997 were $2,312,000, an increase of $694,000 or 42.9% compared to the comparable 1996 quarter. This constituted an increase as a percentage of sales from 10.1% in 1996 to 10.3% in 1997; and is attributable to a number of factors, including legal expenses and credit card discounts.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the quarter ended December 31, 1997 were $393,000, an increase of $189,000 or 92.7% compared to the comparable 1996 quarter and is attributable to the acquisition of additional fixed assets and the amortization of the licenses by Collector's Edge.

         INTEREST. Interest expense for the quarter ended December 31, 1997 was $171,000, a decrease of $30,000 or 15% compared to the comparable 1996 quarter. This decrease was the result of the conversion of $1,333,000 of debt on October 1, 1997 into 444,177 shares of common stock which reduced interest expense for the quarter by $38,000. This reduction was offset by $54,000 in interest in connection with $1,818,000 of working capital debt for Collector's Edge and $3,000,000 of additional bank debt incurred in mid-November in connection with the deposit on the Global stations.

         OTHER INCOME. Shop at Home sold approximately $309,000 of broadcast time to certain vendors during the 1997 period. As a result, other income increased to $374,000 for the quarter ended December 31, 1997, from $65,000 for the same period in 1996, representing a 475% increase.

         INCOME TAX EXPENSE. Income tax expense for the quarter ended December 31, 1997 was $593,000, an increase of $578,000 compared to the comparable 1996 quarter. For the quarter ended December 31, 1996, income tax expense was lower due to the reversal of a portion of the valuation allowance on deferred tax assets.

         NET INCOME. As a result of the above revenues and expenses, the Company generated net income of $756,000 for the quarter ended December 31, 1997, compared to net income of $460,000 for the comparable 1996 quarter, an increase of 64%.

SIX MONTHS ENDED DECEMBER 31, 1996 VS. SIX MONTHS ENDED DECEMBER 31, 1997.

         NET SALES. The Company's net sales for the six months ended December 31, 1997, were $43,421,000, an increase of 46% from net sales of $29,796,000 for the six months ended December 31, 1996. The core business of the shopping network accounted for 78% of net sales based on an average of 9.3 million FTE Cable Households in the six months ended December 31, 1997 compared to an average of 6.2 million FTE Cable Households in the same period in 1996. In the six months ended December 31, 1997, the Company generated sales per FTE Cable Household of approximately $8.68 compared with approximately $9.61 per FTE Cable Household for the same period of the prior year. The major reason for the decrease in sales per household is due to the addition of 3,100,000 FTEs during the six months ended December 1997 compared to the same period in 1996, representing a 54% increase. These additional households have not yet reached their full sales potential as mature households. The remaining 22% of the 1997 increase in net sales resulted from approximately $3,045,000 in sales from Collector's Edge, which was acquired in February 1997 and, therefore, its operations were not included in the 1996 results. Although the broadcast network sales continued to grow through the addition of more households, sales per FTE Cable Household in the 1997 period were somewhat lower than expected due to the UPS strike and also the media coverage of the death of Princess Diana.

         GROSS PROFITS. As a result of management's continuing focus on improving margins, the gross profit margin for the six months ended December 31, 1997 was 41.9% compared to 39.1% for the same period in 1996. This increase represents a continuation of a favorable trend of increasing gross margins and has been accomplished through improved buying power as the Company has grown and placed an emphasis on product lines with higher gross margins such as sports memorabilia, ceremonial cutlery and coins.

         OTHER OPERATING INCOME. The Company had infomercial income generated by its broadcast operations in Boston and Houston of $564,000 compared to $457,000 in the comparable 1996 six month period, representing a 23.4% increase.

         SALARIES AND WAGES. Salaries and wages for the six months ended December 31, 1997, were $3,522,000, an increase of 30.4% compared to the six months ended December 31, 1996. Salaries and wages as a percent of sales, however, decreased to 8.1% from 9.1%. This decrease is attributable to the Company's investment in prior years in management and operating personnel to build an infrastructure to support growth and expansion. Salaries and wages expressed as a percentage of sales have declined since 1995.

         TRANSPONDER AND CABLE. Transponder and cable costs for the six months ended December 31, 1997 were $8,082,000, an increase of $3,055,000 or 61% compared to the six months ended December 31, 1996. Carriage costs increased as a percentage of sales from 16.9% to 18.6%. Carriage costs as a percentage of sales initially tend to be higher in periods during which the Company enters a new market and/or adds a significant number of new households. Due to the fixed nature of this expense, however, its relationship usually decreases as revenues develop and the audience matures.

The Company's ultimate goal is for carriage costs to stabilize in mature markets at approximately 15% of revenues. As a market matures, if carriage costs do not move down toward the target, management generally attempts to renegotiate the carriage contract.

         OTHER GENERAL OPERATING AND ADMINISTRATIVE EXPENSES. Other general, operating and administrative expenses for the six months ended December 31, 1997 were $4,556,000, an increase of $1,530,000 or 51% compared to the six months ended December 31, 1996. This constituted an increase as a percentage of sales from 10.2% in 1996 to 10.5% in 1997 and is attributable to a number of factors, including legal expenses and credit card discounts.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended December 31, 1997, was $780,000, an increase of $364,000 or 88% compared to the six months ended December 31, 1996, and is attributable to the acquisition of additional fixed assets and the amortization of the licenses by Collector's Edge.

         INTEREST. Interest expense for the six months ended December 31, 1997 was $455,000, an increase of $66,000 or 17% compared to the six months ended December 31, 1996. The increase was the result of borrowing $2,919,000 by Collector's Edge to provide working capital and $3,000,000 of additional bank debt incurred by the Company in connection with the deposit on the Global stations.

         OTHER INCOME. Shop at Home sold approximately $309,000 of broadcast time to certain vendors during the 1997 period. As a result, other income increased to $479,000 for the six months ended December 31, 1997 from $68,000 for the same period in 1996, representing a 604% increase.

         INCOME TAX (BENEFIT) EXPENSE. Income tax expense for the six months ended December 31, 1997 was $702,000, an increase of $712,000 compared to the six months ended December 31, 1996. For the six month period ended December 31, 1996, income tax expense was lower due to the reversal of a portion of the valuation allowance on deferred tax assets. For the six months ended December 30, 1997, tax expense was higher due to the impact of state taxes.

         NET INCOME. As a result of the above revenues and expenses, the Company generated net income of $1,123,000 for the six months ended December 31, 1997, compared to net income of $626,000 for the six months ended December 31, 1996, an increase of 79%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's historical capital sources have included an initial public offering of Common Stock, proceeds from the private placement of Common Stock, proceeds from the exercise of warrants, bank lines of credit, funds from operations and long-term debt incurred in connection with acquisitions.

         The Company had a total of $2,799,000 and $2,613,000 of debt as of December 31, 1997 that was incurred in the acquisition of television stations KZJL in Houston and WMFP in Boston, respectively. These amounts include seller financing of $1,999,000 and $2,263,000 for Houston and Boston at combined annual interest rates of 8.9% and 9.8%, respectively. The Company also incurred additional debt, which had a balance of $1,817,000 as of December 31, 1997, in connection with its acquisition of Collector's Edge.

         In November, the Company obtained a $3 million loan from a commercial bank in connection with the Global Acquisition discussed in the following paragraphs. The remaining $503,000 of debt as of December 31, 1997 relates to fixed asset leases on new equipment acquired within the past two years. The total monthly payments of principal and interest on all debt approximate $163,000 per month. In October 1997, a note payable of the Company in the amount of $1,333,000 was converted into 444,177 shares of Common Stock at the conversion price of $3.00 per share as provided in the original 1995 note.

         As of December 31, 1997, the Company had total current assets of $13,226,000 and total current liabilities of $18,336,000 for negative working capital of $5,126,000. The Company's negative working capital position has remained relatively unchanged from June 30, 1997, and is partially attributable to low inventory requirements for the core business due to the Company's extensive use of drop shipment arrangements with suppliers and "just in time" inventory practices. The Company believes that it enjoys strong, long-term relationships with its vendors.

         As discussed in Note 8 to the Condensed Consolidated Financial Statements, the Company has agreed to acquire two broadcast television stations owned by Global, KCNS(TV) located in San Francisco, California ("KCNS"), and WRAY(TV) located in the Raleigh-Durham, North Carolina market ("WRAY"). Under the Asset Purchase Agreement, SAH Acquisition II has agreed to assume the legal right and obligation of Global under executory purchase contracts (the "Executory Contracts") to acquire two additional broadcast television stations, WOAC(TV) in the Cleveland, Ohio, market ("WOAC") and WPMC(TV) in the Knoxville, Tennessee, market ("WPMC"). The Company contemplates a sale of the right to acquire WPMC to an unaffiliated entity. The Company has guaranteed the performance of SAH Acquisition II under the Asset Purchase Agreement. An order of the Bankruptcy Court approved the Asset Purchase Agreement on November 20, 1997.

         The total purchase price payable by SAH Acquisition II to Global in connection with the Acquisition is $52,850,000 (the "Global Purchase Price"), of which the Company has paid a total of $3,963,750 into an escrow account held by the Bankruptcy Trustee and which will be applied to the Global Purchase Price at the closing. The escrow payment was funded through $1,000,000 of internal funds and a borrowing consummated subsequent to September 30, 1997. The balance of $48,886,250 is payable by the Company to Global at the closing. In connection with the assignment of the Executory Contract for WOAC, SAH Acquisition II is obligated to purchase WOAC for a total purchase price of $23,500,000. SAH Acquisition II is entitled to a credit for an escrow deposit previously paid by Global to the sellers of WOAC in the amount of $2,350,000 and will make a cash payment of $21,150,000 in connection with the closing of the purchase of WOAC.

         In addition to the capital expenditures necessary to close the Acquisition, the Company expects to incur capital expenditures of approximately $12,500,000 during the 1998 fiscal year. These expenditures are expected to include (i) $4,000,000 to upgrade the equipment at the stations acquired in the Acquisition in order to increase the power and quality of the broadcast signals of the stations, (ii) $4,000,000 to equip new studio facilities for the Company to be located in Nashville, Tennessee, (iii) $3,000,000 for build out and tenant improvements at the Company's new facility and (iv) $1,500,000 for normal recurring capital expenditures for the Company's currently owned facilities. Of these expenditures, the Company expects the $8,000,000 to upgrade the stations acquired in the Acquisition and to equip the new facility will be funded from the proceeds of a stock offering and a notes offering, the $3,000,000 for the build out and tenant improvements will be funded by a bank line of credit and normal maintenance expenses will be funded out of cash flow from operations and working capital.

         The Company expects that the notes offering and the Acquisition and the resulting discontinuation of the recently commenced time brokerage agreements with KCNS, WRAY and WOAC will impact the results of operations as follows: (i) costs of carriage will decrease due to the termination of the time brokerage agreements, (ii) costs related to station operation will increase, (iii) depreciation and amortization will increase as a result of the Acquisition, (iv) interest expense will increase as a result of the notes offering and any other additional indebtedness incurred, (v) infomercial income will increase and (vi) net revenues will increase as a result of additional households. Notwithstanding the increase in the interest expense resulting from the notes offering, the Company believes that funds necessary to meet the Company's capital requirements for the foreseeable future will be available from the proceeds of the stock offering and the notes offering, funds from operations (after giving effect of the items listed in (i) through (vi) above and additional financings, if necessary or desirable. The indenture associated with the notes offering is expected to permit the Company, subject to satisfaction of certain conditions, to incur indebtedness which may be used for future capital needs of the Company, including the acquisition of additional broadcast properties subject to satisfaction of certain conditions.

         Upon the acquisition of WMFP by a subsidiary of the Company in February 1995, the Company concluded that it was not legally obligated to collect and remit sales and use tax on sales to residents of Massachusetts. The Company requested a ruling from the Massachusetts state taxing authority that such taxes do not apply to the Company. The ruling request is currently pending and no decision has been made by the taxing authority. As a defensive strategy, the Company collects sales and use tax on all sales made into Massachusetts. The Company intends to pay these collected amounts to the taxing authority if a determination is made that taxes are due or to refund these amounts to its customers if not due as taxes. Through December 31, 1997, the Company has collected approximately $833,000 with respect to Massachusetts sales tax amounts.

         The Company believes internally generated funds from operations, and the sale of common stock and notes, will be sufficient to meet the Company's capital requirements for the near future. The Company is investigating other avenues of additional financing for the near to mid-future to set up a working capital line.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," which is effective for periods ending after December 15, 1997. The Statement consolidates disclosures required by several existing pronouncements regarding an entity's capital structure. The Company's disclosures are already in compliance with such pronouncements and, accordingly, SFAS No. 129 does not require any change to existing disclosures.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement establishes standards for reporting comprehensive income and its components in a full set of financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The Company currently has no items that would be classified as other comprehensive income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement will become effective for the Company's June 30, 1998 fiscal year financial statements and will impact interim reporting beginning with the quarter ending December 31, 1998. The Company is evaluating SFAS No. 131 to determine the impact, if any, on its reporting and disclosure requirements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   List of Exhibits

 Exhibit
   No.                                Description
 -------
   27            Financial Data Schedule, filed as part of the Form 10-Q


         (a) Reports on Form 8-K - No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/S/ Kent E. Lillie
----------------------------------------
Kent E. Lillie, President


Date:
     -----------------------------------


/S/ James Bauchiero
----------------------------------------
James Bauchiero, Chief Financial Officer


Date:
     -----------------------------------