Form 10-Q
period 1998-03-31
SHOP AT HOME INC /TN/
filed 1998-05-15
CIK 810029

                         -------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter Ended                              Commission File Number
       March 31, 1998                                        0-25596
   ---------------------                              -----------------------

                               SHOP AT HOME, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


             TENNESSEE                                       62-1282758
             ---------                                       ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock $.0025 par value                        23,303,191
------------------------------                  ----------------------
     (Title of class)                           (Shares outstanding at
                                                    May 14, 1998)

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                                      INDEX
               THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997

--------------------------------------------------------------------------------




PART I  FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets                                  3

    Condensed Consolidated Statements of Operations                        4

    Condensed Consolidated Statements of  Cash Flows                       5-6

    Notes to Condensed Consolidated Financial Statements                   7-11


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 12-19

PART II  OTHER INFORMATION                                                 20-26

    ITEM 1 - LEGAL PROCEEDINGS
    ITEM 2 - CHANGES IN SECURITIES
    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
-------------------------------------------------------------------------------



                                                                  March 31,     June 30,
                                                                    1998          1997
                                                                 ----------    ---------
                                                                 (Unaudited)
ASSETS
Cash                                                             $  26,702     $   5,078
Accounts receivable                                                  6,907         3,296
Inventories                                                          5,162         3,262
Prepaid expenses                                                       977
                                                                                     458
Deferred tax assets                                                  1,351         1,342
                                                                 ---------     ---------
     Total current assets                                           41,099        13,436

Notes receivable - related party, net of discount of $136,000          664            --
Property & equipment, net                                           10,832         4,434
FCC  and NFL Licenses, net                                          84,820        13,423
Goodwill, net                                                        2,588         1,990
Other assets                                                         5,250         1,127
                                                                 ---------     ---------
     Total assets                                                $ 145,253     $  34,410
                                                                 =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                            $  19,241     $  15,519
Current portion - capital leases and long term debt                    163         2,451
Deferred revenue                                                       302           108
                                                                 ---------     ---------
     Total current liabilities                                      19,706        18,078

Long-term debt                                                      75,285         7,522

Deferred income taxes                                                4,149         3,613

Redeemable Preferred Stock
  $10 par value, 1,000,000 shares authorized,
   137,943 shares issued and outstanding at
   March 31, 1998 and June 30, 1997                                  1,393         1,393

Stockholders' equity:
Common stock - $.0025 par value,
  30,000,000 shares authorized, 23,273,191 and
  10,714,414 shares issued at March 31, 1998
  and June 30, 1997, respectively                                       58            27
Additional paid in capital                                          48,964        10,067
Accumulated deficit                                                 (4,302)       (6,290)
                                                                 ---------     ---------
     Total liabilities and stockholders' equity                  $ 145,253     $  34,410
                                                                 =========     =========



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
--------------------------------------------------------------------------------




                                   Three Months Ended March 31,    Nine Months Ended March 31,
                                       1998          1997             1998           1997
                                   -----------   --------------   ------------   -------------
                                           (Unaudited)                      (Unaudited)

Net revenues                         $ 26,163       $ 18,271      $    70,457      $    48,524
Cost of sales                          15,622         10,732           40,866           28,878
                                     --------       --------      -----------      -----------
Gross profit                           10,541          7,539           29,591           19,646
Operating expenses                      9,888          7,063           26,828           18,233
                                     --------       --------      -----------      -----------
    Operating income                      653            476            2,763            1,413
Interest expense                          286            209              741              597
Other income                            1,044             62            1,214              129
                                     --------       --------      -----------      -----------
     Income before income taxes         1,411            329            3,236              945
Income tax expense (benefit)              536            (55)           1,238              (65)
                                     --------       --------      -----------      -----------
     Net income                      $    875       $    384      $     1,998      $     1,010
                                     ========       ========      ===========      ===========
Basic earnings per share             $   0.07       $   0.04      $      0.17      $      0.09
                                     ========       ========      ===========      ===========
Diluted earnings per share           $   0.06       $   0.03      $      0.14      $      0.08
                                     ========       ========      ===========      ===========





          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Thousands of Dollars)


                                                                1998           1997
                                                             (Unaudited)    (Unaudited)
                                                             -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:

   Net income                                                $   1,998       $  1,010
   Gain on sale of asset                                          (900)            --
   Non-cash expenses included in net income
     Depreciation and amortization                               1,193            600
     Deferred income taxes                                         869            (65)
     Provision for bad debt                                        355             19
   Changes in current and non-current items
     Accounts receivable                                        (4,257)          (660)
     Inventories                                                (2,069)           (36)
     Prepaid expenses and other assets                             183           (163)
     Accounts payable and accrued expenses                       3,380          5,048
     Deferred revenue                                              194         (1,453)
                                                             ---------      ---------
       Net cash provided by operations                             946          4,300
                                                             =========      =========

CASH FLOWS FROM INVESTING ACTIVITIES:

   Notes receivable - related party                               (800)            --
   Purchase of equipment                                          (488)        (1,176)
   Purchase of assets                                           (6,325)            --
   Purchase of licenses                                        (71,500)           (84)
   Other assets                                                 (5,546)        (1,100)
   Proceeds from sale of asset                                     900             --
                                                             ---------      ---------
     Net cash used in investing activities                     (83,759)        (2,360)
                                                             =========      =========

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payment of dividends                                             --            (14)
   Exercise of stock options and warrants                          669            120
   Common stock issued                                          40,250             --
   Payment of stock issuance costs                              (2,963)
   Repayments of debt                                          (11,519)          (626)
   Additional long-term debt                                    78,000             --
                                                             ---------      ---------
     Net cash provided by (used in) financing
        activities                                             104,437           (520)
                                                             =========      =========

NET INCREASE IN CASH                                            21,624          1,420
   Cash beginning of period                                      5,078          1,915
                                                             =========      =========
   Cash end of period                                        $  26,702      $   3,335
                                                             =========      =========



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Thousands of Dollars)




                                                              1998          1997
                                                          -----------   -----------
                                                          (Unaudited)   (Unaudited)
SCHEDULE OF NONCASH
  FINANCING ACTIVITIES

   Stock issued for inventory and reduction
     of accounts payable                                          --    $       57
                                                          ==========    ==========
   Note  payable issued for acquisition
     of FCC license                                               --    $    1,400
                                                          ==========    ==========




          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998 (UNAUDITED)

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

The accounting policies followed by the Company are set forth in the Company's financial statements in the Shop at Home; Inc. and Subsidiaries Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

Certain amounts in the prior periods condensed consolidated financial statements have been reclassified for comparative purposes to conform with the current year presentation.

NOTE 2 - INVENTORY

The components of inventory at March 31, 1998 and June 30, 1997 are as follows:



                                  March 31, 1998         June 30, 1997
                                 ---------------         -------------
                                           (Thousands of Dollars)

Work in process                      $   213                $   389
Finished goods                         5,296                  3,571
                                     -------                -------
                                       5,509                  3,960
Allowance                               (347)                  (698)
                                     -------                -------

Total                                $ 5,162                $ 3,262
                                     =======                =======

NOTE 3 - LONG-TERM DEBT

As discussed in Note 7, the Company funded the acquisition of certain television assets through the completion of a public offering of debt and equity (See Note
5). In March 1998, $75 million of 11% Senior Secured Notes due 2005 were issued. Interest is payable semi-annually on April 1, and October 1.

In addition to the television station assets acquired, the proceeds from the debt and stock offering were used to repay substantially all of the prior indebtedness of the Company. The proceeds will also be used to upgrade the television station assets acquired, to acquire and equip new Company facilities, to fund working capital needs and to pay for fees and expenses of the transaction.

NOTE 4 - EQUITY

In March 1998, the Company received proceeds from a public offering of debt and equity. The Company issued 11.5 million shares (including the underwriter's over-allotment of 1.5 million shares) of $.0025 par value common stock at $3.50 per share (See Notes 4 & 7 for discussion of the use of proceeds). At the Annual Meeting held March 6, 1998, shareholders approved the authorization of 30,000,000 shares of non-voting common stock.


NOTE 5 - NET INCOME PER SHARE

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share was computed by dividing the net income by the weighted average number of shares of common stock and assumed conversions of dilutive securities and potential common shares outstanding during the respective periods. Dilutive securities are represented by options, warrants, redeemable preferred stock and convertible debt outstanding and have been included in the computation.

The following table sets forth for the periods indicated the calculation of net earnings per share:




                                                         Three Months Ended                Nine Months Ended
                                                              March 31,                        March 31,
                                                         1998            1997            1998            1997
                                                       --------        --------        --------        --------
                                                                        (Dollars in Thousands)
Numerator:
     Net income                                        $    875        $    384        $  1,998        $  1,010
     Preferred stock dividends                               (4)             (4)            (15)            (15)
                                                       --------        --------        --------        --------
     Numerator for basic earnings per share-
     income available to common stockholders                871             380           1,983             995
     Effect of dilutive securities:
       Preferred stock dividends                              4               4              15              15
       Interest on convertible debt                          --              42              50             134
     Numerator for diluted earnings per share-
     income available to common
     stockholders after assumed conversions
                                                       --------        --------        --------        --------
                                                       $    875        $    426        $  2,048        $  1,144
                                                       ========        ========        ========        ========

Denominator:
     Denominator for basic earnings per share-
     weighted-average shares                             12,227          10,700          11,593          10,631
                                                       --------        --------        --------        --------
     Effect of dilutive securities:
       Employee stock options                               326             406             501             505
       Non-employee stock-acquisition                       233              93             242             246
       Warrants                                           2,100           1,901           2,111           2,258
       Convertible preferred stock                          138             138             138             138
       Convertible debt                                      --             520             158             552
                                                       --------        --------        --------        --------
     Dilutive potential common shares                     2,797           3,058           3,150           3,699
                                                       --------        --------       ---------        --------
     Denominator for diluted earnings per share-
     adjusted weighted-average shares and
     assumed conversions                                 15,024          13,758          14,743          14,330
                                                       ========        ========        ========        ========
     Basic earnings per share                          $    .07        $    .04        $    .17        $    .09
                                                       ========        ========        ========        ========
     Diluted earnings per share                        $    .06        $    .03        $    .14        $    .08
                                                       ========        ========        ========        ========



NOTE 6 - MANAGEMENT STOCK OPTIONS OUTSTANDING

At March 31, 1998, options to purchase up to 1,791,500 shares of common stock, including 75,000 shares issued to outside directors, at prices ranging from $1.00 to $3.75 per share were outstanding to employees and members of management. Options vest annually over a period of up to five years. The options expire the earlier of 5 years from date of vesting or 30 days after termination of employment.

NOTE 7 - THE ACQUISITIONS

On March 27, 1998, SAH Acquisition Corporation II ("SAH II"), a Tennessee corporation and a wholly-owned subsidiary of the Company, acquired the assets and broadcast licenses of Television Station KCNS, San Francisco, California; WRAY, Wilson, North Carolina (Raleigh market); and WOAC, Canton, Ohio (Cleveland market). The Stations were purchased pursuant to an Asset Purchase Agreement, dated September 23, 1997, by and between Global Broadcasting Systems, Inc. and its affiliate ("Global"), and SAH II, as purchaser.

Global are subject to a proceeding (the "Bankruptcy Proceeding") under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (as debtors in the Bankruptcy Proceeding, Global Broadcasting Systems, Inc. and its affiliate are referred to as "Global"). Under the Asset Purchase Agreement, SAH II agreed to acquire two broadcast television stations owned by Global, being KCNS and WRAY, and SAH II also agreed to assume the legal right and obligation of Global under an executory purchase contract (the "Executory Contract") to acquire WOAC. The Company guaranteed the performance of SAH II under the Asset Purchase Agreement. An order of the Bankruptcy Court approved the Asset Purchase Agreement on November 20, 1997. The total purchase price payable by SAH II to Global in connection with the acquisition was $52,350,000 (the "Global Purchase Price"), of which the Company paid a total of $4,863,750 into escrow account held by the trustee appointed to manage Global by the Bankruptcy Court and was applied to the Global Purchase Price at the closing. The balance of $47,486,250 was paid by the Company to Global at the closing of the acquisition.

In connection with the assignment of the Executory Contract, SAH II purchased WOAC for a total purchase price of $23,500,000. SAH II received a credit for an escrow deposit previously paid by Global to the sellers of WOAC in the amount of $2,350,000 and made a cash payment of $21,150,000 at the closing of the purchase of WOAC.

As a part of the transaction, Global also agreed to assign an executory contract to SAH II giving it the right to acquire television station WPMC in the Knoxville, Tennessee market. The Company subsequently sold the right to acquire WPMC to an unaffiliated entity resulting in a one time gain of $900,000, which is included in Other Income.

The obligations of the parties under the Asset Purchase Agreement and the Executory Contract were subject to receipt of the approval of the Federal Communications Commission ("FCC") of the Applications for Consent to Assignment of Broadcast Station Licenses (collectively, the "Applications") filed with respect to the broadcast licenses to be transferred to SAH II. The FCC published public notice of its approval of the Applications for KCNS and WRAY on December 15, 1997, and such approval became a final order on January 25, 1998. The FCC published public notice of its approval of the Application for WOAC on January 29, 1998, and such approval became a final order on March 10, 1998.

Funds for the acquisition of the stations were obtained from the proceeds of the sale by the Company of 11,500,000 shares (including the underwriter's over-allotment of 1.5 million shares) of its Common Stock, par value $.0025 per share, at a price of $3.50 per share, for total gross proceeds of

$40,250,000; and the issuance of the Company of its 11% Senior Secured Notes due 2005, for total gross proceeds of $75,000,000. These offerings were made pursuant to the Company's Registration Statement on Form S-1 (the "Registration Statement"), filed on January 14, 1998 (Registration No. 333-44251) as amended by Amendment No.1 filed on March 5, 1998, and Amendment No. 2 on March 23, 1998. The Registration Statement was declared effective by the SEC on March 23, 1998, and the closing of the issuance of the above described shares and notes occurred on March 27, 1998.

The acquisition of the stations was accounted for by the Company as an acquisition of assets and not the acquisition of a "business," as defined in SEC Rule 210.11-01(d). The Company reached this conclusion because, with the exception of a de minimis period of time, none of the acquired stations have been historically operated as a broadcast outlet for home shopping programming of Global or the predecessor in title, and the Company concluded that there was no continuity of revenues from those stations which relevant historical information could be derived.

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

         As of March 31, 1998, the Company's programming was viewable during all or a part of each day by approximately 61.1 million cable households, of which approximately 4.5 million cable households receive the programming on essentially a full-time basis (20 or more hours per day) and the remaining 56.6 million cable households receive it on a part-time basis. In order to measure its performance in a manner that reflects both the growth of the Company and the nature of its access to part-time cable households, the Company utilizes a cable household full-time equivalent method to measure the reach of the Company's programming which accounts for both the quantity and quality of time available to the Company. To derive this full-time equivalent cable household base ("FTE Cable Household"), the Company has developed a methodology to assign a relative value of each daypart to the Company's overall sales, which is based on sales in markets where the programming is carried on a full-time basis. While the weighting of each daypart has a subjective element, the Company believes that changes in the number of FTE Cable Households provide a measure of the growth of the Company and applies this methodology to all affiliates. Accordingly, the Company utilizes the revenue per average FTE Cable Household as a measure of pricing new affiliate contracts and estimating their anticipated revenue performance.

         Principal elements in the Company's cost structure are (i) cost of goods sold, (ii) transponder and cable costs, and (iii) salaries and wages. The Company's costs of goods sold have been generally trending downward in recent periods resulting in a corresponding increase in gross margins. This trend is primarily a result of the Company's strategy to have its product mix include merchandise with higher product margins, and also reflects the Company's success in negotiating more favorable prices from its vendors. Transponder and cable costs include expenses related to carriage under affiliation and transponder agreements. Carriage costs have increased on an absolute basis in recent years. The Company's increased carriage costs are primarily attributable to the initiation of the Company's programming in new markets. FTE Cable Households have grown from 6.7 million at March 31, 1997, to
12.7 million at March 31, 1998. The Company expects this trend will continue as the Company enters new markets.

OVERVIEW OF RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage relationship to net sales of certain items included in the Company's Condensed Consolidated Statements of Operations:



                                       Three Months Ended       Nine Months Ended
                                            March 31,                March 31,
                                        1998         1997        1998        1997
                                       ------       ------      ------      ------

Net sales                              100.0%       100.0%       100.0%     100.0%

Cost of sales                           59.7         58.7         58.0       59.5

Gross profit                            40.3         41.3         42.0       40.5

Salaries & wages                         7.2          7.5          7.3        8.0
Transponder & cable                     17.1         20.3         17.8       18.0
Other general operating and
administrative expense                  11.9          9.9         11.3       10.4
Depreciation & amortization              1.6          1.0          1.7        1.2
Total operating expenses                37.8         38.7         38.1       37.6

Interest expense                         1.1          1.1          1.1        1.2
Other income                             4.0          0.3          1.7        0.3

Net income before income taxes           5.4          1.8          4.5        2.0
Income tax expense (benefit)             2.0         (0.3)         1.7       (0.1)

Net income                               3.4          2.1          2.8        2.1

THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED MARCH 31, 1997

         REVENUES. The Company's revenues for the quarter ended March 31, 1998, were $26.2 million, an increase of 43.2% from revenues of $18.3 million for the same quarter in 1997. The core business of the shopping network accounted for 96% of revenues on an average of 11.7 million FTE Cable Households in the quarter ended March 31, 1998 compared to an average of 6.7 million FTE Cable Households in the 1997 quarter, representing a 71.9% increase in FTEs. The remaining 4% of the 1998 increase in revenues resulted from the inclusion of approximately $1.1 million in sales from Collector's Edge, which was acquired in February 1997, and therefore its operations were not included in the 1997 results.

Also included in net sales was infomercial income, generated by the Company's television stations in Boston and Houston, of $294,000 compared to $289,000 in the comparable 1997 quarter representing a 1.7% increase. The increase represents a stronger effort to sell time during hours where demand for home shopping products is weaker. Also, Shop at Home sold approximately $64,000 of broadcast time to certain vendors during the 1998 period.

         GROSS PROFITS. The gross profit margin for the quarter ended March 31, 1998 decreased to 40.3% from 41.3% in the comparable quarter of the prior year. The decrease is primarily attributable to the increased percentage of electronics sales in 1998. Other product lines enjoy gross profit percentages which are in line with the overall Company average.

         SALARIES AND WAGES. Salaries and wages for the quarter ended March 31, 1998, were $1.9 million, an increase of 36.5% compared to the comparable 1997 quarter. Salaries and wages as a percent of sales, however, decreased to 7.2% from 7.5%. This decrease is attributable to the Company's investment in prior years in management and operating personnel to build an infrastructure to support growth and expansion. Salaries and wages expressed as a percentage of sales have declined since 1995 and have been outpaced by the rapid increase in sales.

         TRANSPONDER AND CABLE. Transponder and cable costs for the quarter ended March 31, 1998 were $4.5 million, an increase of $744,000 or 20% compared to the comparable 1997 quarter. Carriage costs decreased as a percentage of sales from 20.3% to 17.1%. Carriage costs as a percentage of sales initially tend to be higher in periods during which the Company enters a new market. Due to the fixed nature of this expense, however, its relationship usually decreases as revenues develop and the audience is cultivated. The Company's ultimate goal is for carriage costs to stabilize in mature markets at approximately 15% of revenues. As a market matures, if carriage costs do not move down toward the target, management generally attempts to renegotiate the carriage contract.

         OTHER GENERAL OPERATING AND ADMINISTRATIVE EXPENSES. Other general, operating and administrative expenses for the quarter ended March 31, 1998 were $3.1 million, an increase of $1.3 million or 76% compared to the comparable 1997 quarter. This constituted an increase as a percentage of sales from 9.9% in 1997 to 11.9% in 1998; and is attributable to a number of factors, including legal and other expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the quarter ended March 31, 1998 were $413,000, an increase of $229,000 or 123.7% compared to the comparable 1997 quarter and is attributable to the acquisition of additional fixed assets and the amortization of the licenses by Collector's Edge (which was acquired in February, 1997, and therefore, not reflected in the prior year).

         INTEREST. Interest expense for the quarter ended March 31, 1998 was $286,000, an increase of $77,000 or 36.9% compared to the comparable 1997 quarter. This increase was the result of $32,000 of interest in connection with $1.6 million of debt which did not exist in the prior year for Collector's Edge and $3 million of additional bank debt incurred in mid-November in connection with the deposit on the purchase of the Global stations. This debt was retired at the end of March 1998 in connection with the Global acquisitions.

         OTHER INCOME. Other income, excluding a $900,000 gain on the sale of the right-to-acquire a television station, increased to $144,000 for the quarter ended March 31, 1998, from $61,000 for the same period in 1997, representing a 134% increase. This was due to income from the promotion of a phone company credit card, sales of the Company's mailing lists and miscellaneous interest income.

         INCOME TAX EXPENSE. Income tax expense for the quarter ended March 31, 1998 was $536,000, an increase of $591,000 compared to the income tax benefit in the comparable 1997 quarter. For the quarter ended March 31, 1997, income tax expense was lower due to the reversal of a portion of the valuation allowance on deferred tax assets.

         NET INCOME. As a result of the above revenues and expenses, the Company generated net income of $875,000 for the quarter ended March 31, 1998, compared to net income of $384,000 for the comparable 1997 quarter, an increase of 128%.

         EBITDA. In the third quarter of 1998, EBITDA increased 68% to $1.21 million (excluding a $900,000 gain on the sale of the right-to-acquire a television station) from $722,000 in the same period in 1997.

NINE MONTHS ENDED MARCH 31, 1997 VS. NINE MONTHS ENDED MARCH 31, 1998.

         REVENUES. The Company's revenues for the nine months ended March 31, 1998, were $70.5 million, an increase of 45.2% from revenues of $48.5 million for the nine months ended March 31, 1997. The core business of the shopping network accounted for 94% of revenues on an average of 10.4 million FTE Cable Households in the nine months ended March 31, 1998 compared to an average of 6.1 million FTE Cable Households in the same period in 1997. The remaining 6% of the 1998 increase in net sales resulted from approximately $4.5 million in sales from Collector's Edge, which was acquired in February 1997 and, therefore, its operations were not included in the 1997 results.

Also included in net sales was infomercial income generated by the Company's television stations in Boston and Houston of $922,000 compared to $746,000 in the comparable 1997 nine month period, representing a 23.6% increase. In addition, a new source of revenue in the 1998 period was the sale of approximately $373,000 of broadcast time to certain vendors which did not exist in 1997.

         GROSS PROFITS. As a result of management's continuing focus on improving margins, the gross profit margin for the nine months ended March 31, 1998, was 42% compared to 40.5% for the same period in 1997. This increase represents a continuation of increasing gross margins and has been accomplished through improved buying power as the Company and an emphasis on product lines with higher gross margins such as sports memorabilia and ceremonial cutlery.

         SALARIES AND WAGES. Salaries and wages for the nine months ended March 31, 1998, were $5.2 million, an increase of 32.5% compared to the nine months ended March 31, 1997. Salaries and wages as a percent of sales, however, decreased to 7.3% from 8%. This decrease is attributable to the Company's investment in prior years in management and operating personnel to build an infrastructure to support growth and expansion. Salaries and wages expressed as a percentage of sales have declined since 1995.

         TRANSPONDER AND CABLE. Transponder and cable costs for the nine months ended March 31, 1998 were $12.5 million, an increase of $3.8 million or 43.4% compared to the nine months ended March 31, 1997. Carriage costs decreased as a percentage of sales from 18% to 17.8%. Carriage costs as a percentage of sales initially tend to be higher in periods during which the Company adds a significant number of new households. Due to the fixed nature of this expense, however, its relationship usually decreases as revenues develop and the audience matures. The Company's ultimate goal is for carriage costs to stabilize in mature markets at approximately 15% of revenues. As a market matures, if carriage costs do not move down toward the target, management generally attempts to renegotiate the carriage contract.

         OTHER GENERAL OPERATING AND ADMINISTRATIVE EXPENSES. Other general, operating and administrative expenses for the nine months ended March 31, 1998 were $7.9 million, an increase of $2.9 million or 58.8% compared to the nine months ended March 31, 1997. This constituted an increase as a percentage of sales from 10.4% in 1997 to 11.3% in 1998 and is attributable to a number of factors, including legal and other expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended March 31, 1998, was $1.2 million, an increase of $593,000 or 98.8% compared to the nine months ended March 31, 1997, and is attributable to the acquisition of additional fixed assets and the amortization of the licenses by Collector's Edge (which was not acquired until February, 1997, and therefore not included in the prior year).

         INTEREST. Interest expense for the nine months ended March 31, 1998 was $741,000, an increase of $144,000 or 24% compared to the nine months ended March 31, 1997. The increase was the result of borrowing $1.6 million by Collector's Edge which was not a consolidated subsidiary in the prior year, and $3 million of additional bank debt incurred by the Company in connection with the deposit on the Global stations. This debt was retired in March 1998 in connection with the Global acquisitions.

         OTHER INCOME. Other income, excluding a $900,000 one time gain on the sale of the right-to-acquire a television station, increased to $314,000 for the nine months ended March 31, 1998 from $129,000 for the same period in 1997, representing a 143% increase. This increase was due to income from the promotion of a phone company credit card, sales of the Company's mailing lists and miscellaneous interest income.

         INCOME TAX (BENEFIT) EXPENSE. Income tax expense for the nine months ended March 31, 1998 was $1.2 million; an increase of $1.3 million compared to the income tax benefit of $65,000 for the nine months ended March 31, 1997. For the nine month period ended March 31, 1997, income tax expense was lower due to the reversal of a portion of the valuation allowance on deferred tax assets. For the nine months ended March 31, 1998, tax expense was higher due to the impact of state taxes.

         NET INCOME. As a result of the above revenues and expenses, the Company generated net income of $2 million for the nine months ended March 31, 1998, compared to net income of $1 million for the nine months ended March 31, 1997, an increase of 97.8%.

         EBITDA. EBITDA increased 43% to $4.3 million (excluding a $900,000 gain on the sale of the right to acquire a television station to an unrelated third party) in the quarter ending March 31, 1998 as compared to $3 million in the same period in 1997.

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

         As of March 31, 1998, the Company had total current assets of $41.1 million and total current liabilities of $19.7 million for working capital of $21.4 million. The Company's positive working capital position is primarily attributable to the infusion of excess cash from the public offering which will be used to fund capital expenditures and general working capital requirements. (See below)

         As discussed in Note 7 to the Condensed Consolidated Financial Statements, the Company has acquired two broadcast television stations, KCNS located in San Francisco, California, and WRAY located in the Raleigh-Durham, North Carolina market. The Company also acquired WOAC in the Cleveland, Ohio, market and assumed the right to acquire WPMC in the Knoxville, Tennessee, market. The Company sold the right to acquire WPMC to an unaffiliated entity for a one time gain of $900,000.

         The total purchase price paid in connection with the acquisitions was $73.5 million. To fund the Acquisition, the Company completed a public offering in March, 1998, which raised gross proceeds of $75 million in debt and $40.3 million in equity.

         In addition to the expenditures necessary to close the Acquisition, the Company expects to incur capital expenditures of approximately $18.9 million during the 1998 fiscal year. These expenditures are expected to include (i) $4 million to upgrade the equipment at the stations acquired in the Acquisition in order to increase the power and quality of the broadcast signals of the stations, (ii) $6.4 million to acquire and renovate the Nashville facilities;
(iii) $4 million to equip new studio facilities for the Company to be located in Nashville, Tennessee, (iv) $3 million for build out and tenant improvements at the Company's new facility and (v) $1.5 million for normal recurring capital expenditures for the Company's currently owned facilities. These expenditures will be funded from the proceeds of the stock and notes offering.

         The Company expects that the notes offering and the Acquisition and the resulting discontinuation of the recently commenced time brokerage agreements with KCNS, WRAY and WOAC will impact the results of operations as follows: (i) costs of carriage will decrease due to the termination of the time brokerage agreements, (ii) costs related to station operations will increase, (iii) depreciation and amortization will significantly increase as a result of the Acquisition, (iv) interest expense will increase as a result of the notes offering, (v) infomercial income may increase, and (vi) net revenues will increase as a result of additional households resulting from the newly acquired stations. Notwithstanding the increase in interest expense resulting from the notes offering, the

Company believes that funds necessary to meet the Company's capital requirements for the foreseeable future will be available from the proceeds of the stock and notes offering, funds from operations (after giving effect of the items listed in (i) through (vi) above) and additional financings, if necessary or desirable. The indenture associated with the notes offering will permit the Company, subject to satisfaction of certain conditions, to incur indebtedness which may be used for future capital needs of the Company, including the acquisition of additional broadcast properties subject to satisfaction of certain conditions.

         Upon the acquisition of WMFP by a subsidiary of the Company in February 1995, the Company concluded that it was not legally obligated to collect and remit sales and use tax on sales to residents of Massachusetts. The Company requested a ruling from the Massachusetts state taxing authority that such taxes do not apply to the Company. The ruling request is currently pending and no decision has been made by the taxing authority. As a defensive strategy, the Company collects sales and use tax on all sales made into Massachusetts. The Company intends to pay these collected amounts to the taxing authority if a determination is made that taxes are due or to refund these amounts to its customers if not due as taxes. Through March 31, 1998, the Company has collected approximately $935,000 with respect to Massachusetts sales tax amounts.

                       SHOP AT HOME, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



ITEM 1:  LEGAL PROCEEDINGS

ITEM 2:  CHANGES IN SECURITIES

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) List of Exhibits

 Exhibit
 No.                              Description
 -------                          -----------
3 (i).3        Articles of Amendment to the Charter
27             Financial Data Schedule, filed as part of the Form 10-Q

       (a) Reports on Form 8-K - No reports on Form 8-K were filed during the period covered by this report.

ITEM 1:  LEGAL PROCEEDINGS

The Company is occasionally a party to litigation arising out of the conduct of its business.

In May 1997, Signature Financial/Marketing, Inc. ("Signature") filed a Complaint for Declaratory Judgment in the U.S. District Court for the Northern District of Illinois seeking a judgment of non-violation of the Lanham Act (the federal law governing trademarks) with respect to Signature's use of the designation "SHOP AT HOME" in connection with the promotion and sale of goods. The case was precipitated by letters from the Company to Signature asserting that the use of the "SHOP AT HOME" mark by Signature in connection with catalogue sales and sales on the internet infringed on the Company's right to that designation and created confusion in the marketplace. In response to the filing of the declaratory judgment action, the Company has filed an answer and counterclaim alleging that the use of the name "SHOP AT HOME" by Signature infringes on the trademark of the Company and requesting compensatory and injunctive relief. Signature has filed an amendment to its original complaint alleging that the use of the name by the Company infringes on the trademark of Signature and requesting compensatory and injunctive relief. Counsel to the Company has indicated that based upon its initial review of the matter, the likelihood of Signature preventing the Company from using the designation of "SHOP AT HOME" for its television programming or of Signature recovering damages for such use, is remote. The parties are participating in mediation to determine whether a settlement can be reached.

In July 1997, NBA Properties, Inc., the licensing affiliate of the National Basketball Association, filed a complaint in the U.S. District Court for the Southern District of Florida, alleging that a number of defendants, including the Company, have committed trademark infringement and counterfeiting, false designation of origin, dilution and unfair competition, in connection with alleging fraudulent manufacture, promotion, distribution and sale of unlicensed basketball trading cards depicting the NBA's Properties trademarks. NBA Properties is seeking injunctive relief, an accounting of profits, compensatory damages, treble damages, punitive damages, statutory damages, interest, costs and fees in the amount of $1,000,000 from each defendant. According to the complaint filed by NBA Properties, one of the named defendants that previously had a licensing agreement with NBA Properties caused trading cards to be printed so as to appear to have been issued during the period of time the licensing agreement was effective, but which in fact were issued with false dates and thereby infringed on the NBA's marks. NBA Properties alleges that the Company acquired and sold some of these false cards. The cards sold by the Company were not acquired from the named defendant who allegedly created the false cards, but from the Company's regular suppliers of sports cards, and the Company had no knowledge that any of the cards were false or infringed upon any trademarks.

At the present time, the Company has agreed to a temporary injunction with the plaintiff whereby the Company will not sell any additional cards of that series of trading cards pending the resolution of the case. If the trading cards were in fact counterfeit, it is probable that the Company can assert a successful cross-claim against other defendants who produced the cards or who sold them to the Company. The Company may be able to recover a portion or all of any loss from an insurance carrier for the Company, and the Company has notified its carriers of this litigation. One carrier has confirmed coverage in an amount of up to $2,000,000 and is currently paying the costs of counsel.

In July 1996, one of the Company's liability insurance carriers filed a lawsuit against the Company in the Chancery Court of Knox County, Tennessee, seeking a declaratory action that the Company does not have coverage with the insurance company with respect to certain costs and expenses incurred by the Company in a lawsuit filed against the Company by Upper Deck Authenticated, Ltd. ("Upper Deck"), in the State of California. The Upper Deck suit has been settled and dismissed. The current litigation involves the liability of the insurance company to pay a portion of the legal expenses and costs incurred by the Company in the Upper Deck suit. The insurance carrier alleges that the Company failed to properly disclose the existence of the litigation to the carrier and violated the terms of the insurance policy by failing to give timely notice of the existence of a claim and that the claims are not within the coverage extended by the insurance policy. The amount at issue with this carrier is estimated by the Company to be less than $150,000. Unless the Company can obtain a satisfactory settlement, the Company plans to vigorously defend the action at trial and on appeal, if necessary.

ITEM 2: CHANGES IN SECURITIES

 (a) At the annual meeting of stockholders of the Company held on March 6, 1998, the stockholders approved an amendment to the Charter of the Company authorizing the issuance of 30,000,000 shares of Non-Voting Common Stock, par value $.0025. The amendment of the Charter became effective on April 8, 1998, upon filing of articles of amendment with the office of the Secretary of State of Tennessee. A copy of the amendment is included herewith as Exhibit 3(I).3.

Prior to the amendment to the Charter described above, the Charter authorized the issuance of 30,000,000 shares of Common Stock, par value $.0025 and 1,000,000 shares of Preferred Stock, $10.00, which included specific authorization to issue 140,000 shares of Series A Common Stock. Holders of the Non-Voting Common Stock have the same preferences, limitations and relative rights as holders of the Common Stock, except that holders of Non-Voting Common Stock are not entitled to vote on any matter unless expressly required by applicable law. Accordingly, holders of Non-Voting Common Stock are entitled to receive dividends when and if declared by the Board of Directors. In the event of a dissolution of the Company, the holders of Non-Voting Common Stock are entitled to be paid out of the net assets of the Company, after payment to the holders of outstanding Preferred Stock of any amount to which such holders are entitled, the balance of the assets according to their respective rights and on a parity with the holders of Common Stock according to the number of shares held. Holders of Non-Voting Common Stock are not entitled to redemption or conversion rights, or to preemptive rights.

As of this date, no shares of Non-Voting Common stock have been issued by the Board of Directors.

(b) On March 27, 1998, the Company issued its 11% Senior Secured Notes Due 2005 in the aggregate principal amount of $75,000,000 (the "Notes"). The Notes were issued pursuant to a Registration Statement on Form S-1 filed with the Securities and Exchange Commission, which was made effective by the SEC on March 23, 1998 (File No. 333-44251).

The Notes were issued under an Indenture dated March 27, 1998 (the "Indenture"), among the

Company, certain of its subsidiaries, and PNC Bank, National Association, as trustee. The terms of the Indenture include provisions that restrict the ability of the Company to pay dividends on its Common Stock. Generally, the Company has agreed, so long as the Notes are outstanding, that it will not declare or pay any dividend on, or make any distribution to holders of, any shares of its Common Stock (including any payment to the stockholders of the Company in connection with a merger or consolidation involving the Company), other than dividends or distribution payable solely in Qualified Equity Interests. Qualified Equity Interests include any capital stock of the Company (and warrants, options or other rights to acquire such stock), other than certain capital stock which is mandatorily redeemable, redeemable at the option of the holder, or is convertible into debt securities.

The Indenture also generally provides that, during the term of the Notes, the Company will not purchase, redeem or otherwise acquire any shares of its Common Stock. The Company may make such repurchases or redemptions in exchange for, or out of the net proceeds from the sale of, Qualified Equity Interests.

The above brief description of the general effect of the issuance of the Notes upon the rights of the holders of the Company's Common Stock is qualified in its entirety by reference to the provisions of the Indenture, filed as Exhibit 4.6 to the Company's Amendment No. 2 to its Registration Statement on Form S-1 with the Commission on March 21, 1998, and incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on March 6, 1998. At the meeting, the stockholders voted upon the following matters:

1. The election of all of the members of the Board of Directors of the Company.

2. The approval of an amendment to the Charter of the Company authorizing a total of 30,000,000 shares of a new class of capital stock of the Company, designated as Non-Voting Common Stock, par value $.0025.

3. The approval of the selection Coopers & Lybrand L.L.P., as the Company's independent accountants for the 1998 fiscal year.

Broker non-votes at the meeting totaled 60,500. Set forth below in tabular form are the votes cast for, against or withheld (abstain) as to each of the above matters:



-------------------------------------------------------------------------------------
                                                                VOTES
-------------------------------------------------------------------------------------
MATTER                                          FOR           AGAINST       WITHHELD
--------------------------------------------------------------------------------------
1. ELECTION OF DIRECTORS
--------------------------------------------------------------------------------------
J.D. Clinton                                 6,030,435         30,100          2,440
--------------------------------------------------------------------------------------
Kent E. Lillie                               6,030,535         30,000          2,440
--------------------------------------------------------------------------------------
W. Paul Cowell                               6,030,135         30,400          2,440
--------------------------------------------------------------------------------------
A.E. Jolley                                  6,030,535         30,000          2,440
--------------------------------------------------------------------------------------
Joseph I. Overholt                           6,030,535         30,000          2,440
--------------------------------------------------------------------------------------
Frank A. Woods                               6,030,535         30,000          2,440
--------------------------------------------------------------------------------------
J. Daniel Sullivan                           6,030,535         30,000          2,440
--------------------------------------------------------------------------------------
Patricia E. Mitchell                         6,030,535         30,000          2,440
--------------------------------------------------------------------------------------
                                                FOR           AGAINST       ABSTAIN
--------------------------------------------------------------------------------------
2. AMENDMENT TO CHARTER TO AUTHORIZE
NON-VOTING COMMON STOCK                      5,548,283        314,640        139,552
--------------------------------------------------------------------------------------
3. TO APPROVE COOPERS & LYBRAND L.L.P.       6,032,715         29,600            660
--------------------------------------------------------------------------------------

ITEM 6:  EXHIBITS AND REPORTS

                                 EXHIBIT 3(I).3

                      ARTICLES OF AMENDMENT TO THE CHARTER

                                       OF

                               SHOP AT HOME, INC.

         Pursuant to the provisions of Section 48-20-106 of the Tennessee Business Corporation Act, the undersigned Corporation adopts the following amendments to its Charter:

1. The name of the Corporation is:

                               SHOP AT HOME, INC.

2. Paragraph 6 of the Charter is amended as follows:

(a) Subparagraph 6.1 is amended to read as follows:

6.1 Capital Stock

         The aggregate number and designation of the classes of shares of capital stock that the Corporation shall have authority to issue are as follows:



                                  NUMBER OF SHARES
       CLASS                        AUTHORIZED                     PAR VALUE
       -----                        ----------                     ---------
     Common Stock                  30,000,000                       $.0025

  Non-Voting Common
       Stock                       30,000,000                       $.0025

  Preferred Stock                   1,000,000                       $10.00


(b) By adding a new subparagraph 6.2.2 to read as follows:

         6.2.2 Non-Voting Common Stock

                  The Board of Directors is authorized to issue Non-Voting Common Stock from time to time. The holders of Non-Voting Common Stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the Corporation out of funds legally available therefore. The holders of outstanding Common Stock shall not be entitled to vote on any matter unless expressly required by applicable law. In the event of the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, the holders of outstanding Non-Voting Common Stock shall be entitled to be paid out of the net assets of the Corporation, after payment to the holders of the outstanding Preferred Stock of the amount to which they are entitled, the balance of such assets according to their respective rights and on a parity with the Common Stock according to the number of shares held. Holders of shares of Non-Voting Common Stock are not entitled to redemption or conversion rights, or preemptive rights with respect to any shares or other securities of the Corporation which may be issued. In all respects, except voting rights, holders of Non-Voting Common stock shall have the same preferences, limitations and relative rights as the holders of Common Stock.

3. The amendments contained in these Articles of Amendment were duly adopted by a vote of the Corporation's shareholders at a duly called and convened meeting held on March 6, 1998.

4. These Articles of Amendment shall be effective upon filing with the Office of the Secretary of State of the State of Tennessee.

       This the 7th day of April, 1998.


                                           SHOP AT HOME, INC.

                                           By: /s/ Kent E. Lillie
                                               --------------------------------
                                               Kent E. Lillie, President

ATTEST:



 /S/ George J. Phillips
--------------------------------
George J. Phillips

                          This Instrument Prepared By:
                             WYATT, TARRANT & COMBS
                           1500 Nashville City Center
                           Nashville, Tennessee 37219

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/S/ Kent E. Lillie
----------------------------------------------
Kent E. Lillie, President


Date:       5/14/98
      ----------------------------------------

/S/ James Bauchiero
----------------------------------------------
James Bauchiero, Chief Financial Officer


Date:       5/14/98
      ----------------------------------------