Form 10-K
period 1998-06-30
SHOP AT HOME INC /TN/
filed 1998-09-28
CIK 810029

                        ---------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ----------

                                    FORM 10-K
(Mark One)

    [x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended June 30, 1998

    [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from                to
                                   --------------    --------------

    Commission File number 0-25596
                           -------


                               SHOP AT HOME, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

        TENNESSEE                                                62-1282758
        -------------------------------              ----------------------
        (State or other jurisdiction of                       (IRS Employer
        incorporation or organization)               Identification Number)

                            5388 Hickory Hollow Pkwy
                                P. O. Box 305249
                        Nashville, Tennessee 37230-05249
                     --------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: (615)263-8000
                                                            -------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                               -------------------
                         COMMON STOCK, $.0025 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  x    No
                                      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the Common Stock held by non-affiliates of the registrant on September 24,1998 was $44,553,001

         Number of shares of Common Stock outstanding as of September 24, 1998 was 23,239,417

                       Documents Incorporated by Reference

         The Registrant's definitive Proxy Statement in connection with the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended June 30, 1998 is incorporated by reference in Part III of this Annual Report on Form 10-K.

                               SHOP AT HOME, INC.
                                    FORM 10-K
                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

        The Company sells and distributes consumer products through live, customer-interactive retail sales programming that is transmitted via satellite to cable television systems, television broadcast stations and satellite dish receivers across the country. Founded in 1986, the Company is the fastest-growing competitor in the over $3.5 billion home shopping industry. The Company owns and operates five UHF television stations located in the San Francisco, Boston, Houston, Cleveland and Raleigh markets, four of which are among the top 13 television markets in the United States.

        The Company's programming is provided to its owned and operated television stations as well as to a "network" of over 130 independently-owned television stations and cable systems throughout the country, located in over 111 of the 210 television markets. The Company's programming is viewable during all or part of the day by approximately 47 million different cable households throughout North America, of which approximately 6 million cable households received the programming on essentially a full-time basis (20 or more hours per day) and approximately 41 million cable households received it on a part-time basis. For households that received the Company's viewable programming on a part-time basis, the average duration of viewable programming was 6.1 hours per day.

        The Company sells a variety of consumer products, including sports collectibles and sports-related products; rare coins; collectible cutlery; electronics; jewelry; health and beauty, personal care, household and lifestyle products; as well as other select merchandise and collectibles such as dolls and figurines. The Company believes that it occupies a unique market niche in the home shopping industry because its product mix and marketing strategy targets men and features higher price point products with an emphasis on limited availability merchandise such as sports memorabilia, rare coins and collectible knives and cutlery. An independent study commissioned by the Company in June 1997 determined that approximately 55% of the purchasers of the Company's products are male, and that approximately 57% of the Company's customers have incomes above $45,000 (as compared to 44% as reported in a national database). The Company's average price per unit sold in fiscal year 1998 was approximately $171, which the Company believes is substantially above the industry average.

        The Company plans to expand the distribution of its programming and will seek to acquire additional television broadcast stations. In September 1998, to facilitate its growth, the Company moved its operations to a larger, state-of-the-art facility in Nashville, Tennessee. The new 74,000 square foot facility provides the Company with additional studio space, more advanced studio and broadcasting equipment and substantially more call center capacity. The Company believes that its new facility will further enhance growth by enabling the Company to reach new market segments through digital programming, increased product diversity and by improved processing of customer calls and product orders.

        The Company plans to spend approximately $4 million to install new equipment to increase the power and quality of the broadcast signals at the San Francisco and Raleigh stations. The Company expects the increase in power, the quality of the signal and the implementation of "must carry" to further increase the number of cable households reached.

        The Company is incorporated in Tennessee and its principal place of business and executive offices are located at 5388 Hickory Hollow Parkway, Antioch, Tennessee 37013, and its telephone number is (615) 263-8000.

INDUSTRY OVERVIEW

        HOME SHOPPING. Home shopping involves the sale of merchandise through dedicated television channels and blocks of television programming which reach consumers via broadcast television, cable television or satellite dish. The home shopping industry has experienced strong growth since its inception in 1982 and aggregate revenues for the industry have grown steadily from approximately $4 million in 1983 to over $3.5 billion in 1997, representing an approximate 62% compounded annual growth rate. Today, the industry is dominated by two competitors: the Home Shopping Network and the QVC Network, whose combined sales represented approximately 94% of the industry's 1997 revenues.

        U.S. TELEVISION INDUSTRY/UHF TELEVISION. All television stations in the United States are grouped by Nielsen (a national audience measuring service) into approximately 210 generally recognized television markets that are ranked in size according to various formulae based upon actual or potential audience. Each designated market area under these rankings ("DMA") is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours.

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

BUSINESS STRATEGY

        The Company's business objective is to increase revenue and cash flow by implementing the following strategy:

- INCREASE DISTRIBUTION THROUGH THE ACQUISITION OF TELEVISION BROADCAST STATIONS AND AFFILIATE CARRIAGE AGREEMENTS. The Company plans to continue to increase the number of television viewers of its programming by acquiring broadcast television stations in major markets. By September 30, 1998, the Company will complete its upgrade to the broadcasting equipment in the San Francisco and Raleigh stations in order to expand each station's broadcast coverage. By owning and operating stations in select markets, the Company can broadcast full time programming in those markets and thereby increase brand awareness and reach more market segments. In addition, owning stations in select markets enables the Company to increase its viewership by exercising "must carry" rights with cable system operators in those markets. The Company also plans to increase its programming distribution through additional carriage agreements with cable systems and broadcast television stations owned by third parties.

- INCREASE REVENUE PER HOUSEHOLD REACHED. The Company intends to improve its average revenue per household reached by broadening the types of products it offers, obtaining more attractive hours of programming and enhancing customer service. The Company's new facility in Nashville provides, among other things, additional studio and programming capability. In addition, the new facility substantially improves picture quality through the utilization of high quality digital equipment. The Company intends to leverage these broader operating capabilities to reach additional market segments by offering more diverse products and programming. The Company believes that it can better utilize its daytime hours by selectively offering more programming dedicated to women and women's products. For example, one of the studios in the new facility contains a working kitchen that can be used to air cooking programs and sell kitchen products. Moreover, the new facility contains more than one studio, enabling the Company to cast different programming simultaneously into different markets.

- CONTINUE TO OFFER HIGH QUALITY, DIFFERENTIATED PRODUCT MIX. The Company plans to continue to implement a strategy of selling niche products such as sports memorabilia, rare coins and other collectibles that the Company believes are not readily available through other television home shopping and retail competitors. The Company believes that its emphasis on targeting male customers and selling higher priced point merchandise enhances the Company's ability to attract carriage from cable systems and television broadcasters that value the Company's unique market niche and the appealing demographics of its customer base.

- UTILIZE EXPANDED CALL CENTER CAPACITY. The new facility in Nashville contains an expanded call center and the Company will, for the foreseeable future, maintain a call center in Knoxville. This additional capacity enables the Company to process a greater volume of customer calls and provide enhanced customer services. The Company believes that revenue growth in recent years has been constrained by its limited capacity to process customer calls and orders.

- CONTINUE TO IMPROVE MARGINS. The Company plans to improve profit margins by taking advantage of its purchasing power to negotiate lower wholesale prices with its vendors, and spreading its fixed costs over increased households served.

- CONTINUE TO MINIMIZE INVENTORY RISK AND COSTS. The Company will continue to utilize drop shipping arrangements and a just-in-time inventory policy. This strategy permits the Company to operate without incurring significant working capital costs associated with the warehousing, distributing, financing and managing of inventory.

- LEVERAGE CUSTOMER DATABASE. The Company has a database of the purchasing habits of its approximately 1.3 million customers, nearly 525,000 of whom have ordered a product within the last 18 months. This database is an invaluable information tool for evaluating historical purchasing preferences, enabling management to refine its merchandising decisions and maximize viewer interest and sales.

- DEVELOP STRATEGIC REVENUE SOURCES. The Company believes that it has several potential opportunities to establish complementary sources of revenue, including: (i) expansion of its Internet site as another avenue for product sales; (ii) establishment of direct mail and package insert programs; (iii) increase sale of broadcast time, on the Company's stations, to producers of infomercials; (iv) introduction, in the Company's programming, of periodic paid commercial advertising; and, (v) introduction to the Company's customers of an outbound telemarketing program. The database will be a valuable tool in the development of several of these opportunities.

RECENT DEVELOPMENTS

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

        Global was subject to proceedings (the "Bankruptcy Proceeding") under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. Under the Asset Purchase Agreement, SAH II agreed to acquire two broadcast television stations owned by Global, being KCNS and WRAY, and SAH II also agreed to assume the legal right and obligation of Global under an executory purchase contract (the "Executory Contract") to acquire WOAC. An order of the Bankruptcy Court approved the Asset Purchase Agreement on November 20, 1997. The total purchase price paid by SAH II to Global in connection with the acquisition was $52,350,000 (the "Global Purchase Price").

        In connection with the assignment of the Executory Contract, SAH II purchased WOAC for a total purchase price of $23,500,000. SAH II received a credit for an escrow deposit previously paid by Global to the sellers of WOAC in the amount of $2,350,000 and made a cash payment of $21,150,000 at the closing of the purchase of WOAC.

        As a part of the transaction, Global also agreed to assign an executory contract to SAH II giving it the right to acquire television station WPMC in the Knoxville, Tennessee market. The Company subsequently sold the right to acquire WPMC to an unaffiliated entity resulting in a one time gain of $900,000, which is included in Other Income, and other considerations.

        Funds for the acquisition of the stations were obtained from the proceeds of the sale by the Company of 11,500,000 shares (including the underwriter's over-allotment of 1.5 million shares) of its Common Stock, par value $.0025 per share, at a price of $3.50 per share, for total gross proceeds of $40,250,000; and the issuance by the Company of its 11% Senior Secured Notes due 2005, for total gross proceeds of $75,000,000.

         The Company has successfully completed two agreements with Telecommunications, Inc. ("TCI"), the first of which added approximately
4 million households with the potential to increase to 10 million cable households on a part-time basis. The second agreement gives the Company the right to solicit and negotiate with each of the individual cable systems in TCI's network of over 12 million cable households. To date, the Company has not signed any households under this second agreement.

         A priority for the Company over the past four years has been the attainment of higher gross margins. Internal programs focused on improved buying techniques, stronger vendor partnerships, and a more favorable merchandise mix have enabled the Company to improve its gross margin percentage to 41.4% in fiscal 1998, from 41.0% and 39.7% in fiscal 1997, and 1996 respectively.

         The Company was transacting business on July 1, 1997, on its interactive Internet Website, and now operates under the URL of www.shopathomeonline.com. Given that a significant portion of the Company's revenues are derived from the sale of collectible merchandise, especially to male consumers (who are primary users of personal computers and the Internet), the Company sees this as an opportunity to extend and promote its products to a completely new audience who cannot currently view the Company's programming, as well as an opportunity to cross-promote this site through its normal programming. Although only a modest contribution was made by the Website during fiscal 1998, it does represent the first step in a natural market progression from the main mode of traditional TV and the Company anticipates that it will play an ever-increasing role in its future growth.

DISTRIBUTION OF PROGRAMMING

         The Company's programming is carried by television stations owned by the Company, by television stations with which the Company has entered into agreements to purchase broadcast time, by the carriage of those television broadcasts by cable television systems under the "must carry" or retransmission consent provisions of federal law, by direct carriage on cable television systems under agreements with cable system operators, and by the direct reception of the Company satellite transmission by individuals who own satellite downlink equipment.

        Prior to 1993, the Company's programming was primarily received by individuals who owned satellite television dishes. Commencing in 1993, the Company began to distribute its programming through broadcast television stations and cable television. The Company is party to numerous affiliation agreements with cable television systems and time purchase agreements with broadcast television stations pursuant to which agreements its programming is carried. In 1995 the Company acquired two independent full power UHF broadcast television stations. In March 1998, the Company acquired three additional full power UHF broadcast television stations.

        Currently, the programming of the Company is viewable during all or a part of each day by approximately 47 million different cable households throughout North America, of which approximately 6 million cable households received the programming on essentially a full-time basis (20 or more hours per day) and approximately 41 million cable households received it on a part-time basis. For households that received the Company's programming on a part-time basis, the average duration of viewable programming per day is approximately 6.1 hours, most of which is between the hours of midnight and 7:00 a.m. Currently, the Company estimates its programming is carried in approximately 15 million Full Time Equivalent ("FTE") Cable Households. The Company's full-time programming consists primarily of viewers in the San Francisco, Boston, Houston, Cleveland, Raleigh-Durham and Nashville markets.

        The following table sets forth certain information with respect to the Company's programming distribution to television cable households at June 30, 1998:

                       Number of Hours of Programming Available to Households per Day

                     0 to 3     3+ to 6      6+ to 9       9+ to 12     Over 12     Total
Number of
Households
  (in Millions)        7.1        24.8          7.1           1.1         7.1        47.2

        PROGRAMMING ORIGINATION. The Company's programming is originated from the Company's studios and transmitted by means of the Company's satellite uplink facilities to transponders leased or subleased by the Company on domestic communications satellites. The satellites retransmit the signal received from the Company to (i) satellite dish receivers, (ii) affiliated cable television systems, and (iii) broadcast television stations located throughout the United States and parts of Canada and Mexico.

        The Company's programming is transmitted via Telstar 402R, a non-preemptible satellite transponder, under a Services Agreement with B&P The SpaceConnection, Inc., expiring in 2006. The Services Agreement may be terminated by B&P The SpaceConnection upon the occurrence of certain defaults specified therein.

        OWNED AND OPERATED STATIONS. The following table sets forth certain information regarding each of the broadcast stations that are owned by the Company (through its Subsidiaries):

                                                                                                   Company
                                                 Rank of       Television          Cable            Cable
Call Sign     Channel              DMA         DMA Market      Households        Households       Households
                                                                  (1)               (1)               (2)
KCNS             38           San Francisco         5          2,278,480         1,620,000         1,229,000
WMFP             62              Boston             6          2,150,110         1,664,610         1,400,000
KZJL             61              Houston           11          1,595,350           894,120           675,000
WOAC             67             Cleveland          13          1,461,410         1,000,800           384,000
WRAY             30          Raleigh-Durham        29            814,730           504,600           328,000

(1)      Total number of television and cable households in the DMA market in
                1997 according to Nielsen Media Research.
(2)      Estimated number of cable households in which the Company's programming is viewable prior to the planned upgrades of the stations in San Francisco and Raleigh.

        KCNS. Acquired in March 1998, KCNS is a full-power broadcast television station broadcasting on Channel 38 that began broadcast operations in 1986. The station is licensed to San Francisco, California. The station is licensed to transmit with an effective radiated power of 5,000 kilowatts; however, it presently operates below that level due to equipment limitations. The Company has purchased new equipment for the station in order to allow the station to broadcast at its maximum authorized power. It is expected that the station will be operating at full power before September 30, 1998. The FCC license for KCNS expires in December 1998, subject to the Company's right to apply for a renewal of the license.

        WMFP. In February 1995, the Company acquired its first broadcast television station, WMFP, Channel 62, licensed to Lawrence, Massachusetts and serving the greater Boston area. The station broadcasts at maximum FCC allowable power from atop a 35 floor building in downtown Boston. The Company's programming runs on the station for the majority of each broadcast day. The purchase price of WMFP was $7.0 million. The FCC license for WMFP expires in April 1999, subject to the Company's right to apply for a renewal of the license.

        KZJL. In fiscal year 1995, the Company also acquired a 49% interest and an option to acquire the remaining 51% of broadcast television station KZJL, Channel 61, licensed to Houston, Texas. On September 5, 1996, the Company acquired the remaining 51% interest. The station signed on the air on June 3, 1995 and broadcasts from a 1,500 foot tower. The Company's programming runs on the station for the majority of each broadcast day. The purchase price for KZJL was $3.9 million and the Company incurred capital expenditures of approximately $2.2 million in connection with upgrades to the station. The FCC license for KZJL has recently been renewed and expires in August 2006.

        WOAC. Acquired in March 1998, WOAC is a full-power broadcast television station on Channel 67 that began operations in 1982. The station is licensed to Canton, Ohio, which is located inside the Cleveland DMA. The station currently operates from a transmitter facility with an effective power of 5,000 kilowatts. The FCC license for WOAC expires in October 2005, subject to the Company's right to apply for a renewal of the license.

        WRAY. Acquired in March 1998, WRAY is a full-power broadcast television station broadcasting on Channel 30 that began broadcast operations in 1995. The station is licensed to Wilson, North Carolina, which is located inside the Raleigh-Durham DMA. The station currently operates pursuant to a construction permit issued by the FCC and is authorized to transmit at a power of 1,820 kilowatts. The station, however, has been unable to achieve that power with its current equipment and is operating currently under a special temporary authority issued by the FCC at 1,230 kilowatts, which special temporary authority expires on February 25, 1999. The Company has purchased new equipment for the station in order to allow the station to broadcast at its maximum authorized power. A request to return to full power status will be filed upon completion of equipment upgrades. The Company believes that the special temporary authority can be continued as long as necessary to accomplish the improvements to the station and that the company will obtain issuance of the full power license from the FCC. It is expected that the station will be operating at full power before September 30, 1998.

        AFFILIATIONS. In 1993, the Company commenced efforts to build cable distribution for its programming. Since that time, the Company has been successful in significantly increasing its distribution and in building relationships with affiliated television stations and certain owners of multiple cable systems. The Company's programming is now viewed in more than 111 television markets, including all of the country's top ten DMAs.

        The Company's affiliation agreements typically have a term of one year and can be canceled upon a thirty day notice by either party. The Company's experience has been that most of the affiliation agreements are renewed beyond their original terms. The time purchased under these agreements is usually preemptible, and the Company generally pays a fixed rate for the hours its programming is actually carried. In the event that the Company is not operating profitably in a market under a carriage agreement, the Company will generally renegotiate the carriage rate or terminate or not renew the agreement.

PRODUCTS AND CUSTOMERS

        PRODUCTS AND MERCHANDISE. The Company offers a variety of consumer products including jewelry, gemstones, sports cards and memorabilia, plush toys, rare coins and currency, collectible knives and swords, electronics, fitness equipment, health and beauty products, and home-related items. The Company was able to capitalize on the growing demand for plush toys. The Company seeks to offer high quality products that are not readily available through its competitors. From time to time, the Company also offers exceptional values consisting of close-out merchandise from selected vendors.

        The Company buys from numerous vendors and believes its relationships with most of its vendors are excellent. Certain products sold by the Company are available through multiple suppliers. The Company also acquires unique products from a select group of vendors (some of whom are shareholders of the Company) and believes it will be able to continue to identify sources of specialty products. The Company believes offering unique products helps differentiate the Company from its competitors.

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

        The following table sets forth certain information about the types of products sold by the Company during the year ended June 30, 1998:

                                                                  Percentage
                                                                    of Net
      Type of Product                                               Sales
      Sports Products                                                25.2%
      Plush Toys                                                     20.9
      Collectible Cutlery                                            13.2
      Jewelry and Gemstones                                          12.8
      Coins and Currency                                             11.7
      Electronics                                                    11.3
      Health and Beauty Products                                      1.9
      Other Items                                                     3.0
                                                                    ------
      Total                                                         100.0%


        PRESENTATION OF MERCHANDISE AND PROGRAMMING. The Company segments most of its programming into product or theme categories. The Company has the studio and broadcasting capability to produce multiple live shows simultaneously and occasionally provides multiple broadcasts (two or more) to differing viewer groups during peak viewing times. In the past, the Company has provided one full-time live broadcast on transponder 402R and part-time live, taped, or simulcast broadcasts on two satellite transponders leased from ESPN. The new Nashville facility allows the Company to broadcast an analog and digital signal to 402R on the same spectrum, providing specific products to specific television markets.

        The Company seeks to differentiate itself from other televised home shopping programmers by utilizing an informal, personal style of presentation and by offering certain unique and high-end types of products with a heavy emphasis on sports and sports related products. The Company's sale of rare coins, collectible sports items, and other limited-availability products provides its viewers with alternatives to the products offered on other home shopping channels. Specialized products are presented and described by knowledgeable on-air hosts. The Company believes that continued use of such "niche" programming is important to the future growth of the Company.

        CUSTOMER CHARACTERISTICS. In June 1997, the Company obtained an independent study of the Company's customer base. The independent consultant that performed the study compared approximately 7,000 of the Company's customers to a national database. The study indicated that approximately 55% of the purchasers of the Company's products are male. In addition, the study indicated that approximately 57% of the Company's customers have incomes above $45,000 as compared to 44% in the national database. The study also indicated that a significant percentage of customers of the Company are in the 45-54 age bracket (28% as compared to 20%).

        REPEAT CUSTOMERS. The Company places an emphasis on the development of customers who make multiple purchases from the Company. The Company has developed its "Elite Customer Program" for persons who have purchased more than $10,000 of merchandise in the prior 12 months and provides certain benefits to these persons under the program. These benefits include special coupons and offers and priority access to the Company's call center for placing orders and customer service.

        The Company estimates that since July 1, 1997, a total of approximately 329,000 persons have made purchases from the Company. Of this number of customers, the Company estimates that approximately 35% have made purchases on more than one occasion.

RETURNS OF PRODUCTS AND MERCHANDISE

        The Company generally offers its customers a full refund on merchandise returned within 30 days of the date of purchase. During the year ended June 30, 1998, these returns were 22.0% of total revenues, compared to 22.1% for the year ended June 30, 1997 and 20.0% for 1996. The Company believes its return percentage compares favorably with those of its competitors in the industry.

        CUSTOMER RELATIONS. As of June 30, 1998, the Company maintained a call center and customer service operations in Knoxville, Tennessee. During August 1998, temporary call center operations were established in Nashville, Tennessee. On September 8, 1998, the Company began broadcasting from Nashville and soon thereafter, primary call center operations moved into the new Nashville facility. The Knoxville call center will continue to operate as a remote call center for an indeterminable time. Customers can place orders with the Company 24 hours a day, seven days a week, over the Internet or via the Company's toll-free number (800) 366-4010. The Company uses both customer sales representatives and an automated touch-tone ordering system to accept customer orders. A majority of the Company's customers pay for their purchases by credit card, and the Company also accepts payment by money order, personal check, certified check, debit cards and wire transfers. The Company has recently developed and implemented an in-house training program designed to improve the productivity, proficiency and product knowledge of the Company's call center operators.

        The Company ships customer orders as promptly as possible after taking the order, primarily by UPS, Federal Express, or parcel post. The Company ships either from its warehouse facility or through selected vendors with which it has "drop ship" agreements. The Company maintains its own customer service department to address customer inquiries about ship dates, product, and billing information.

        Mechanical, electronic, and other items may be covered by manufacturer warranties; however, the Company does not offer additional warranties on the products it sells. The Company strives to continuously improve its customer service and utilizes outside agencies to conduct objective comparisons with other TV home shopping competitors. Additionally, the Company periodically surveys and researches its customers to solicit ideas for better products, programming, and service.

        From time to time the Company conducts promotional campaigns to launch new shows or products, increase the Company's revenue per household, and introduce new viewers to its programming. The

Company utilizes a number of media for these promotions, including on-air promotion, package stuffers, direct response mailers and cable commercials.

        COLLECTOR'S EDGE. In March 1997, Collector's Edge was organized as a wholly-owned subsidiary of the Company. Collector's Edge sells sports trading cards, primarily football cards, and its principal assets are licenses from National Football League Properties, Inc. ("NFL Properties") and National Football League Players, Incorporated ("NFL Players"). Collector's Edge is one of seven companies that are known by the Company to have licensing agreements with NFL Properties and NFL Players to produce and sell football trading cards. Collector's Edge specializes in the production of these cards using plastic rather than normal paper stock. Collector's Edge acquired the assets of a business that previously held the NFL licensing agreements and produced these cards for a period of four years. For the year ended June 1998, Collector's Edge had net sales of approximately $5.3 million, excluding $0.6 million in over the air sales of Collector's Edge product by Shop At Home.

        The licensing agreement with NFL Properties gives Collector's Edge the right to use the logos and trademarks of NFL teams on its trading cards, and the current agreement expires on March 31, 1999. The licensing agreement with NFL Players gives Collector's Edge the right to use the likenesses of NFL players on its trading cards, and the current agreement expires on February 28, 1999. While Collector's Edge has no reason to believe that the licensing agreements will not be renewed, such renewals are not assured. The failure of NFL Players to renew its license agreement would effectively terminate the Company's ability to manufacture and sell football trading cards. The failure of NFL Properties to renew its license agreement would terminate the ability of Collector's Edge to use NFL logos and trademarks, but not the use of player likenesses, which could have an adverse effect on its business but would not terminate its ability to produce football trading cards.

        Collector's Edge produces football cards generally during the professional football season (September to February), but it sells the cards on a year-round basis. Collector's Edge has permitted purchasers to return unsold trading cards for full credit upon notice from Collector's Edge that it will accept the return, which notice is typically given. Collector's Edge recently changed its return policy wherein it limits the amount of product eligible for return.

COMPETITION

        The television home shopping industry is highly competitive and is dominated by two companies, The Home Shopping Network and the QVC Network. The Company's programming competes directly with Home Shopping Network, QVC, or other home shopping networks in almost all of the Company's markets. Home Shopping Network and QVC are well-established and significantly better capitalized than the Company, and each reaches a significantly larger percentage of U.S. television households. The Company is at a competitive disadvantage in attracting viewers for a number of reasons, including the fact that the Company's programming is often not carried by cable systems on a full-time basis and the Company may have less desirable television channel position on cable systems. The Company expects the home shopping industry to continue to grow and expects increased competition for viewers, personnel, and television station carriage from present competitors, as well as new entries into the market. However, the Company believes there are substantial barriers to entry into its business, including limited ability to obtain distribution for programming. Several significant new companies that announced or launched competitive services during the last few years were largely unsuccessful including Global Shopping Network, Outlet Mall Network and Hollywood Showcase.

        The Company believes that there is substantial value in its 12 year operating history and the fact that it is one of only four broadly distributed electronic retailers in the U.S.

        As a seller of merchandise at retail, the Company competes for consumer expenditures with other types of retail businesses, including department, discount, warehouse, jewelry and specialty stores, mail order companies, and catalogue companies and other direct sellers.

EMPLOYEES

        The Company had approximately 400 employees as of June 30, 1998, most of whom are full-time employees. Of its employees, approximately 260 are involved in sales and approximately 140 are involved in administration. The Company believes its relationship with its employees is good. Presently no collective bargaining agreements exist between the Company and its employees.

TECHNOLOGY

        The Company has completed the construction of its new Nashville television studios and technical facilities. These studios include vastly-improved lighting, sets and camera equipment which provide a better picture on the network. The video systems include SDI (Serial Digital Interface) processing throughout the facility, digital video recorders (tape and disc) and state-of-the-art monitoring. Four new satellite uplink transmission systems are included in the technical equipment. Vertex 9.3-meter uplink dishes are fed by MCL 9000 transmitters providing powerful clear programming to the Company's affiliates. These are configured in a way which provides maximum redundancy for the primary network channel (any of four transmitters feeding either of two dishes) while permitting secondary program feeds for other uses. Other redundant systems are provided throughout the studios to ensure reliable programming continuity. These include electric power generators and a UPS (Uninterruptable Power Source) for all television, phone and computer systems. Two 500-kilowatt generators provide backup power for technical and office systems respectively. If the technical systems generator should fail, the office systems generator will provide the necessary backup power. This redundancy ensures that power will be available for the primary network program in even the most severe emergency.

        The Company has made significant technological improvements which include a conversion to a Microsoft Windows NT network operating system, and the installation of two IBM RS6000s which utilize the IBM HACMP (High Availability Clustered Multi Processor) system for redundancy. Additionally, the Company has installed disc systems that are fully mirrored, thereby providing higher levels of reliability and redundancy. The Company utilizes web-enabled software to produce an intranet site for internal communications; and, the Internet site (shopathomeonline.com) provides additional avenues of shopping for the Company's customers. The Company utilizes computer/telephony integration (CTI) to provide screen-pops for order entry and customer service operators.

        The Company's operations, including customer ordering, inventory control and credit card processing, are fully automated, with real-time authorizations at the point of order. Many of the Company's vendors are connected on-line with the Company through an electronic data interchange program ("EDI"), which embraces the Company's strategy of having products drop-shipped by vendors where possible. The Company also uses a network of desktop computers with intranet, word processing, spreadsheet, and similar capabilities. These systems are considered adequate for at least the next year, with normal and customary additions and upgrades.

        In January 1997, the Company completed the installation of an Aspect call center telephone system, which increased the Company's ability to meet higher sales volumes while reducing operator and telephone costs. The system integrates the Company's database with universal caller ID capability and reduces the time necessary to process calls. In July 1996, the Company instituted a new credit card processing system, which provides instant credit card verification at the time of sale. These improvements were consistent with management's goal to invest in current technology to reduce certain costs that support sales.

ITEM 2.  PROPERTIES

        Until September 8, 1998 the Company's business offices, broadcast studios, inbound call center, and fulfillment operations were located in Knoxville, Tennessee, where the Company leases approximately 17,000 square feet of space from a corporation controlled by a director. The Company also leased approximately 5,000 square feet of additional warehouse space in Knoxville. Prior to August 1997, the Company leased office space in Atlanta, Georgia to house its investor and affiliate relations departments. The Company now maintains its corporate, broadcast and other operations in Nashville, Tennessee.

        On September 8, 1998, the Company relocated most of its offices, studios and departments and became fully operational in its new facility located in Nashville, Tennessee. The facility was initially acquired by a limited liability company (the "Initial Purchaser"), organized at the request of the Company, for a total purchase price of approximately $4 million. The Initial Purchaser entered into a loan transaction with a commercial bank under which it could borrow up to $6.4 million to be used for the payment of the purchase price and to be drawn as needed to be applied to renovations of the facility. The loan was secured by a mortgage deed of trust on the facility, by the guaranty of the Company, and the personal guaranty of J.D. Clinton, Chairman of the Company. Upon completion, the facility has approximately 74,000 square feet of usable space and has been renovated to the specifications of the Company. On March 27, 1998, the Company acquired the facility for a total purchase price of approximately $4 million, made up of the price paid by the Initial Purchaser for the facility. The Initial Purchaser was owned by two individuals who are related to the Chairman of the Company. In addition to the initial purchase price of the facility of approximately $4 million, the Company plans to invest approximately $11 million to complete the facility.

        The Company, through its subsidiaries, leases space to house the transmitters for WMFP in Boston, KZJL in Houston, KCNS in San Francisco, WRAY in Raleigh-Durham and WOAC in Cleveland. In addition, Collector's Edge leases a 10,000 square foot facility in Denver which it uses for offices, production and warehousing.

ITEM 3.

LEGAL PROCEEDINGS

        The Company is occasionally a party to litigation arising out of the conduct of its business.

        In May 1997, Signature Financial/Marketing, Inc. ("Signature") filed a Complaint for Declaratory Judgment in the U.S. District Court for the Northern District of Illinois seeking a judgment of non-violation of the Lanham Act (the federal law governing trademarks) with respect to Signature's use of the designation "SHOP AT HOME" in connection with the promotion and sale of goods. The case was precipitated by letters from the Company to Signature asserting that the use of the "SHOP AT HOME" mark by Signature in connection with catalogue sales and sales on the Internet infringed on the Company's right to that designation and created confusion in the marketplace. In response to the filing of the declaratory judgment action, the Company has filed an answer and counterclaim alleging that the use of the name "SHOP AT HOME" by Signature infringes on the trademark of the Company and requesting compensatory and injunctive relief. Signature has filed an amendment to its original complaint alleging that the use of the name by the Company infringes on the trademark of Signature and requesting compensatory and injunctive relief. Counsel to the Company has indicated that based upon its initial review of the matter, the likelihood of Signature preventing the Company from using the designation of "SHOP AT HOME" for its television programming or of Signature recovering damages for such use, is remote. The parties have been involved in settlement discussions to determine if a settlement in this case can be reached.

REGULATORY MATTERS

        EXISTING REGULATION. The Company's television operations are subject to significant regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act") most recently amended by the Telecommunications Act of 1996 (the "Telecommunications Act"). The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of such license would serve the public "interest, convenience and necessity."

        The Communications Act empowers the FCC, among other things: to determine the frequencies, location and power of broadcast stations; to issue, modify, renew and revoke station licenses; to approve the assignment or transfer of control of broadcast licenses; to regulate the equipment used by stations; to impose penalties for violations of the Communications Act or FCC regulations; and, to some extent, to regulate a licensee's programming content, including for example, the broadcast of obscene or indecent material. The FCC has also adopted new children's programming regulations for television broadcasters that require the broadcast of at least three hours per week of programming designed to meet the educational and informational needs of children age 16 and younger. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures or, for particularly egregious violations, the revocation of a license. The Company's business will be dependent upon its continuing ability to hold television broadcasting licenses from the FCC.

        LICENSE GRANT AND RENEWAL. FCC licenses are generally granted or renewed for terms of eight years, though licenses may be renewed for a shorter period upon a finding by the FCC that the public "interest, convenience and necessity" would be served thereby. The Company must apply for renewal of each broadcast license. At the time an application is made for renewal of a license, parties in interest may file petitions to deny such application, and such parties, as well as members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. While broadcast licenses are typically renewed by the FCC, even when petitions to deny are filed against renewal applications, there can be no assurance that the licenses for the Company's stations will be renewed at their expiration dates or, if renewed, that the renewal terms will be for the maximum eight-year period. The non-renewal or revocation of one or more of the Company's primary FCC licenses could have a material adverse effect on the Company's operations. The station licenses of KZJL, WMFP, KCNS and WOAC will expire in August 2006, April 1999, December 1998, and October 2005, respectively. WRAY is authorized to operate at less than authorized power pursuant to a special temporary authorization. The Company expects that WRAY will receive its license once the station commences full power operations. This license is expected to be valid through December 2004, the standard expiration date for TV stations located in North Carolina.

        MULTIPLE OWNERSHIP RESTRICTIONS. The FCC has promulgated rules that limit the ability of individuals and entities to own or have an ownership interest above a certain level (known as an "attributable" interest, defined more fully below), in broadcast television stations and certain other media entities. These rules include limits on the number of radio and television stations in which an entity may have an "attributable" interest both on a local and on a national basis. In the case of corporations holding broadcast licenses, all officers and directors of a licensee, and stockholders who, directly or indirectly, have the right to vote 5% or more of the outstanding voting stock of a licensee, are generally deemed to have an "attributable" interest. Certain institutional investors who exert no control or influence over a licensee may own up to 10% of such outstanding voting stock before attribution occurs. Under FCC regulations, debt instruments, non-voting stock and certain limited partnership interests and voting stock held by non-minority stockholders (in cases in which there is a single majority stockholder) are generally not subject to attribution.

        On a local basis, FCC rules generally prohibit an entity from holding an attributable interest in more than one television station with overlapping service areas. Additionally, the FCC's cross-ownership rules limit combined local ownership of: (1) a radio station and a television station; (2) a daily newspaper and a broadcast station; and (3) of a cable television system and a television station. If an acquisition results in the acquiring entity having a conflict with the multiple ownership rules, divestiture of one of the media interests is generally required. The FCC, in certain cases, may grant permanent waivers of such common ownership. More commonly, the FCC, grants the acquiring entity temporary waivers of common ownership in order to afford that entity a reasonable period of time following the consummation of the acquisition to comply with the applicable law and regulations through disposition of one of the common interests. A rulemaking proceeding currently pending before the FCC proposes to liberalize the local ownership limits on television ownership and to relax the rules prohibiting cross-ownership of radio and television stations in the same market. There can be no assurance that these rules will be changed.

        On a national basis, the FCC generally prohibits an entity from holding an attributable interest in television stations collectively reaching more than 35% of all U.S. television households, subject to a 50% discount for UHF television stations (thus permitting UHF group owners to reach up to 70% of the national audience). The FCC will review the UHF discount as part of a Congressionally mandated biennial review of ownership rules in 1998. Expansion of the Company's broadcast operations will continue to be subject to the FCC's ownership rules and any changes the agency may adopt.

        The FCC's cross-interest policy, which precludes an individual or entity from having a "meaningful" but not "attributable" interest in one media property and an "attributable" interest in a broadcast, cable or newspaper property in the same area, may be invoked by the FCC in certain circumstances to reach interests not expressly covered by the multiple ownership rules.

        In a rulemaking proceeding currently pending before the FCC regarding the attribution rules, the FCC is considering: (1) making non-voting stock attributable in some instances; (2) how to treat limited liability companies for purposes of attribution; (3) whether to raise certain attribution thresholds;
(4) whether to change the insulation standards for non-attribution of limited partnership interests; (5) extending the cross-ownership rules to cover aggregated equity and (or) debt interests exceeding 33% in a second media outlet in the same market; and (6) deeming attributable certain television local marketing agreements (LMAs), which would then preclude LMAs where the programmer owns or has an attributable interest in another television station in the same market. There can be no assurance that these rules will be changed, and the expansion of the Company's broadcast operations will continue to be subject to the FCC's attribution rules and any changes the agency may adopt.


        ALIEN OWNERSHIP RESTRICTIONS. The Communications Act restricts the ability of foreign entities to own or hold interests in broadcast licensees. Foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-citizens, collectively, may directly or indirectly own up to 20% of the capital stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation of which more than one-fourth of its capital stock is owned or voted by non-citizens or their representatives, by foreign governments of their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. Restrictions on alien ownership also apply, in modified form, to other types of business organizations, including partnerships.

        PROPOSED LEGISLATION AND REGULATION. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters which could, directly or indirectly, affect the operation and ownership of the Company's broadcast properties. In addition to the proposed changes noted above, such matters include, for example: spectrum use fees; political advertising rates; free political time; potential restrictions on the advertising of certain products such as cigarettes and certain other tobacco products, as well as beer, wine and other alcoholic beverages; the rules and policies to be applied in enforcing the FCC's equal opportunity regulations; reinstitution of the Fairness Doctrine; the standards to govern the evaluation of television programming directed toward children, and violent and indecent programming. The Company is unable to predict the outcome of future federal legislation or the impact of any such laws or regulations on the Company's operations.

        FCC INQUIRY ON BROADCAST COMMERCIAL MATTER. The FCC also has initiated a notice of inquiry seeking comment on whether the public interest would be served by establishing time limits on the amount of commercial matter broadcast by television stations. No prediction can be made at this time as to whether the FCC will propose any limits on commercial advertising at the conclusion of its deliberation or the effect the imposition of limits on the commercial matter broadcast by television stations would have upon the Company's operations.

        IMPLEMENTATION OF THE 1992 CABLE ACT. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") included certain statutory provisions, such as signal carriage, retransmission consent and equal employment opportunity requirements that directly and indirectly affect television broadcasting.

        The 1992 Cable Act includes signal carriage or "must carry" provisions that require cable operators to carry the signals of local commercial television stations. A cable system is generally required to devote up to one-third of its aggregate activated channel capacity for the mandatory carriage of local commercial television stations. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multi-channel video programming distributors from carrying the signal of commercial broadcast stations and certain low power stations without obtaining their consent in certain circumstances. In addition, cable systems are not allowed to carry distant commercial television stations (other than certain satellite-delivered "superstations") or distant or local radio stations without obtaining retransmission consent. The "must carry" and retransmission consent provisions are related in that a television broadcaster, on a cable system-by-cable system basis, must elect once every three years to either require a cable system to carry the station subject to certain exceptions, or whether to waive that right to mandatory, but uncompensated, carriage and instead to negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. In March 1997, the Supreme Court upheld the constitutionality of the "must carry" requirements. The current strategy of the Company with respect to the broadcast of its programming by television broadcast stations has been developed based on the present status of the "must carry" provisions. While no serious efforts appear to be developing to change these provisions, there is always a possibility that Congress might elect to do so.

        Under the Communications Act, for purposes of the "must carry" provisions, a broadcast station's market is determined by the FCC using commercial publications which delineate television markets based on viewing patterns. The FCC may, however, consider on a case by case basis and acting on specific written requests, changes in the station's market areas (currently defined by the ADI, Arbitron's Area of Dominant Influence, to which the station has been designated), including the exclusion of communities from a television station's market. In considering requests for a change in a station's market area, the FCC takes into account a number of factors including whether or not the station in question provides coverage to the community and evidence of the viewing patterns in cable and non-cable households in that community. In recent months, the FCC has ruled on several such requests and in many of these cases has excluded particular communities from an ADI. To the Company's knowledge, there are no requests pending at the FCC seeking to exclude any station carrying the Company's programming from any designated ADI, which would have a material adverse affect on the Company and its owned and operated stations. Pursuant to the Telecommunications Act, the FCC has ruled that for the election period commencing January 1, 2000 a station's market will be defined by the Nielsen Designated Market Area (DMA) to which it has been designated.

        The 1992 Cable Act also codified the FCC's basic equal employment opportunity ("EEO") rules and the use of certain EEO reporting forms currently filed by television broadcast stations. In addition, pursuant to the Act's requirements, the FCC has adopted new rules providing for a review of the EEO performance of each television station at the mid-point in its license term (in addition to at renewal time). Such a review will give the FCC an opportunity to evaluate whether the license is in compliance with the FCC's processing criteria and to notify the licensee of any deficiencies in its employment profile.

        NON-FCC REGULATION. Television and radio broadcast stations also may be subject to a number of other federal, state and local regulations, including: those of the Federal Aviation Administration affecting tower height and marking; federal, state and local environmental and land use restrictions; general business regulation; and a variety of local regulatory concerns.


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

                                                     High Bid            Low Bid
                                                     --------            -------
                  07/01/96 - 09/30/96                 $4.06               $3.25
                  10/01/96 - 12/31/96                 $3.75               $2.50
                  01/01/97 - 03/31/97                 $3.38               $2.38
                  04/01/97 - 06/30/97                 $3.56               $2.25
                  07/01/97 - 09/30/97                 $4.13               $2.50
                  10/01/97 - 12/31/97                 $4.69               $3.63
                  01/01/98 - 03/31/98                 $4.44               $2.94
                  04/01/98 - 06/30/98                 $4.00               $3.00

         The approximate number of shareholders of the Company's Common Stock of record on June 30, 1998 was 674.

         Since the Company's inception in 1986, the Company has paid no dividends with respect to its Common Stock. It is reasonable to project that the Company intends to retain earnings to finance the growth and development of the Company's business and does not expect to pay any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial information for the years ended June 30, 1998, 1997, 1996, 1995, and 1994 has been derived from the consolidated financial statements of the Company and should be read in conjunction with the financial statements, the related notes thereto, and other financial information included elsewhere herein.

YEARS ENDED JUNE 30,                      1998        1997        1996        1995        1994
--------------------                      ----        ----        ----        ----        ----
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
STATEMENTS OF EARNINGS DATA:
Net Sales                              $ 100,518    $ 68,832    $ 40,675    $ 26,976    $ 21,717
Cost of sales                             58,862      40,626      24,516      17,121      14,278
                                       ---------    --------    --------    --------    --------
Gross profit                              41,656      28,206      16,159       9,855       7,439

Operating expenses                        38,069      25,882      16,930      11,010       8,406
                                       ---------    --------    --------    --------    --------
Income (loss) from operations              3,587       2,324        (771)     (1,155)       (967)
Other expense                             (1,147)       (848)       (738)       (127)        (85)
                                       ---------    --------    --------    --------    --------
Income (loss) before income taxes          2,440       1,476      (1,509)     (1,282)     (1,052)
Income tax expense (benefit)                 927         (80)       (104)         --          --
                                       ---------   ---------    --------    --------    --------
Net income (loss)                      $   1,513    $  1,556    $ (1,405)   $ (1,282)   $ (1,052)
                                       =========    ========    ========    ========    ========

Weighted average common
      Shares - basic                      14,511      10,651      10,284       9,437       8,225
Weighted average common
      Shares - dilutive                   17,496      14,268      10,284       9,437       8,225
Basic earnings (loss) per share (1)    $    0.10    $   0.14    $  (0.14)   $  (0.14)   $  (0.13)
Diluted earnings (loss) per share (1)  $    0.09    $   0.12    $  (0.14)   $  (0.14)   $  (0.13)
Cash dividends per share of
      Common stock                     $      --    $     --    $     --    $     --    $     --
Current assets                            30,780      13,436       5,273       2,751       3,219
Current liabilities                       19,212      18,078       8,980       7,372       3,780
Working capital                           11,568      (4,642)     (3,707)     (4,621)       (561)
Total assets                             143,770      34,410      20,287      18,157       4,770
Long-term liabilities                     78,805      11,135       7,805       6,865         283
Redeemable preferred stock                 1,393       1,393       1,393       1,405          --
Stockholders' equity                      44,360       3,804       2,108       2,520         707
Infomercial Income (included in
      Net sales)                           1,420       1,015         659         189          --
Depreciation & amortization                2,188       1,057         878         517         400

OTHER DATA:
EBITDA (2) (4)                             7,478       3,613         164        (548)       (581)
ATCF (3) (4)                               3,701       2,613        (527)       (765)       (652)
Cash flow from operations                  5,416       6,245         815       1,943        (936)

(1) For details of this calculation of basic and dilutive earnings per share, see Note 12 to the consolidated financial statements.
(2) EBITDA consists of earnings before interest, income taxes and depreciation and amortization expense.
(3)  ATCF consists of net income/(loss) plus depreciation and amortization.
(4) While EBITDA and ATCF should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows, the Company has included EBITDA and ATCF because they are commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage relationship to total revenue of certain items included in the Company's Statements of Operations.

                                                  YEAR ENDED JUNE 30,
                                             1998         1997        1996
                                      -------------------------------------
Net sales                                     100%         100%         100%

Cost of goods sold                           58.6         59.0         60.3



Gross profit                                 41.4         41.0         39.7

Salaries and wages                            7.4          8.1         10.1

Transponder and cable charges                17.7         17.6         14.8

Other general operating
        and administrative  expenses         10.6         10.5         14.7

Depreciation and amortization                 2.2          1.5          2.2

Other expense                                (1.1)        (1.2)        (1.8)

Income tax (expense)/benefit                  (.9)          .1           .3

Net income (loss)                             1.5          2.3         (3.5)

RESULTS OF OPERATIONS

FISCAL 1998 VS. FISCAL 1997

         NET REVENUES. The Company's net revenues for the year ended June 30, 1998, were $100,518,000 an increase of $31,686,000 or 46.0% over the year ended June 30, 1997. The increase was primarily attributable to the addition of approximately 6.7 million Full Time Equivalent ("FTE") Cable Households over the year resulting in a total of 15.0 million FTE Cable Households at the end of June 1998. For the year ended June 1998, the Company generated sales per household of approximately $9.09 on an average of 11.1 million FTE Cable Households compared with sales of approximately $10.25 per household on an average of 6.6 million FTE Cable Households in fiscal 1997. The rapid addition of new households outpaced the accompanying revenue growth, resulting in lower 1998 sales per household than 1997. After a market has received the Company's programming for a few months, total revenue tends to increase as the market matures. The increase in households is attributable mainly to the expanded coverage through the addition of approximately 4.0 million full power television station FTE Cable Households and approximately 1.0 million FTE Cable Households for only three months of the year related to the acquisition of KCNS in San Francisco, California, WRAY, Raleigh, North Carolina and WOAC, Cleveland, Ohio. In addition Collector's Edge of Tennessee contributed approximately $5.3 million in sales during the year. The Company also generated $1,420,000 in infomercial revenue from WMFP in Boston and KZJL in Houston for the year ended June 30, 1998, representing a 40% increase over the year ended June 30, 1997. This was the result of more active sales of infomercial time at KZJL and WMFP and no infomercial income was generated from the newly acquired KCNS, WRAY or WOAC stations during the year.

         GROSS PROFIT. Gross profit for the year ended June 30, 1998 increased by $13,450,000, or a 47.7% increase compared to the year ended June 30, 1997, primarily as a result of increased sales related to expanded carriage, and improved gross margins. The core shopping business generated $40.2 million in gross profit (42.2%) on sales of $95.2 million and Collector's generated $1.4 million in gross profit (26.4%) on sales of $5.3 million. As a result, the Company's gross profit margin increased to 41.4% from 41.0% in the previous year primarily from improved purchasing power, and an emphasis on product lines with a generally higher profit margin. Higher margins were obtained throughout most product categories, particularly in the sports product lines.

         SALARIES AND WAGES. Salaries and wages for the year ended June 30, 1998 were $7,446,000, an increase of $1,882,000 or 33.8% over the year ended June 30, 1997, which was primarily attributable to the broadening of executive and technical staffs necessary for the future growth of the Company and variable labor costs associated with the higher volume of customer calls. Salaries and wages decreased as a percentage of sales to 7.4% from 8.1% and was attributable to escalating sales volumes which out-paced the added salaries.

         TRANSPONDER AND CABLE. Transponder and cable costs for the year ended June 30, 1998 were $17,768,000, an increase of $5,650,000 or 46.6% over year ended June 30, 1997. Carriage costs expressed as a percentage of sales did not change significantly. This is a direct result of the Company's focus to control this expense in line with a target of 15% of sales. Carriage costs as a percentage of sales initially tend to be higher in periods during which the Company enters a new market. Due to the fixed nature of this expense, however, the ratio of expense to sales usually decreases as the viewing audience grows and related sales increase. As a market matures, if carriage costs do not migrate down toward the target, management attempts to renegotiate the carriage contract and may exit a market if acceptable margins cannot be obtained.

         OTHER GENERAL OPERATING AND ADMINISTRATIVE EXPENSES. Other general operating and administrative expenses for the year ended June 30, 1998 were $10,063,000, an increase of $3,388,000 or 50.8% over the year ended June 30, 1997, the principal elements of which were increases in credit card discounts of $723,000, increases in expenses related to the Company's relocation to Nashville of $558,000 and general increases related to the increase in sales volume.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the year ended June 30, 1998 were $2,188,000, an increase of $1,132,000 or 107% over the year ended June 30, 1997. This increase is a combination of a $454,000 increase in amortization related to the added license cost for KCNS in San Francisco, California, WRAY in Raleigh, North Carolina and WOAC in Cleveland, Ohio and a $436,000 increase in amortization of Collector's Edge licenses which did not exist in the prior year.

         INTEREST. Interest expense for the year ended June 30, 1998 was $2,850,000, an increase of $1,770,000 or 163.9% over the year ended June 30, 1997, reflecting the impact of the issuance of $75 million of 11% Senior Secured Notes due 2005 which the Company successfully issued on March 27, 1998. The additional interest from this issue approximates $2,131,000 during the year offset by $172,000 related to debt retired with a portion of the proceeds.

         INCOME TAX (BENEFIT) EXPENSE. Income tax expense for the year ended June 30, 1998 was $927,000, which represents an effective tax rate of 38%.

         NET INCOME. As a result of the above revenues and expenses, the Company generated net income of $1,513,000 for the year ended June 30, 1998 compared to a net income of $1,556,000 for the year ended June 30, 1997.

FISCAL 1997 VS. FISCAL 1996

         NET SALES. The Company's net sales for the year ended June 30, 1997, were $68,832,000 an increase of $28,157,000 or 69.2% over the year ended June 30, 1996. The increase was primarily attributable to the addition of approximately 2.6 million FTE Cable Households over the year resulting in a total of 8.3 million FTE Cable Households at the end of June 1997. For the year ended June 1997, the Company generated sales per household of approximately $10.25 on an average of 6.6 million FTE Cable Households compared with sales of approximately $9.50 per household on an average of 4.2 million FTE Cable Households in fiscal 1996. This increase of 2.6 million FTE households by June 1997 is attributable to the expanded coverage through the addition of approximately 2 million affiliated television station Cable Households and approximately 0.6 million FTE Cable Households through affiliation agreements with TCI and other cable MSOs.

         GROSS PROFIT. Gross profit for the year ended June 30, 1997 increased by $12,047,000, or 75.6% compared to the year ended June 30, 1996, primarily as a result of increased sales related to expanded carriage throughout the United States and increased gross margins. The Company's gross profit margin increased to 41% from 39.7% in the previous year as a result of improved purchasing power, and an emphasis on product lines with a generally higher profit margin. Higher margins were obtained throughout most product categories, particularly in the sports product lines.

         INFOMERCIAL INCOME. The Company generated $1,014,000 in infomercial revenue from WMFP in Boston and KZJL in Houston for the year ended June 30, 1997. This represented a 53.8% increase over the infomercial revenue of the year ended June 30, 1996, and is attributable to an increase in the sale of infomercial time at KZJL.

         SALARIES AND WAGES. Salaries and wages for the year ended June 30, 1997 were $5,564,000, an increase of $1,451,000 or 35.3% over the year ended June 30, 1996, which was attributable primarily to variable labor costs associated with the higher volume of customer calls and some additions to management. Salaries and wages decreased significantly as a percentage of sales (8.1% from 10.1%). This was attributable to escalating sales volumes which out-paced the added salaries.

         TRANSPONDER AND CABLE. Transponder and cable costs for the year ended June 30, 1997 were $12,118,000, an increase of $6,093,000 or 101.1% over year ended June 30, 1996. Carriage costs increased as a percentage of sales from 14.8% to 17.6%. This is a continuation of a trend that began in 1994 when management made a strategic decision to use higher cost cable distribution as a means to increase carriage. Carriage costs as a percentage of sales initially tend to be higher in periods during which the Company enters a new market. Due to the fixed nature of this expense, however, the ratio of expense to sales usually decreases as the viewing audience grows and related sales increase. As a market matures, carriage costs will migrate down toward the target or management attempts to renegotiate the carriage contract to achieve acceptable margins.

         OTHER GENERAL OPERATING AND ADMINISTRATIVE EXPENSES. Other general operating and administrative expenses for the year ended June 30, 1997 were $6,675,000, an increase of $1,002,000 or 17.7% over the year ended June 30, 1996, the principal elements of which were increases in telephone expenses of $255,000 and credit card discounts of $490,000, both of which are related to increased sales. While these expenses increased in absolute dollars, they decreased significantly as a percentage of sales due to escalating sales volumes which out paced these added variable expenses. With the planned relocation of the Company's operations to Nashville in late 1998, there is a potential for these expenses to increase until sufficient revenue growth is accomplished to support the additional infrastructure.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the year ended June 30, 1997 were $1,057,000, an increase of $179,000 or 20.4% over the year ended June 30, 1996. This increase is a combination of a $238,000 increase in amortization related to the added license cost for KZJL in Houston and the amortization of Collector's Edge's NFL licenses, and a decrease in depreciation of $59,000.

         INTEREST. Interest expense for the year ended June 30, 1997 was $1,080,000, an increase of $285,000 or 35.8% over the year ended June 30, 1996, which was the result of indebtedness of $1.4 million incurred in September 1996, in connection with the acquisition of the final 51% interest in KZJL, Houston, Texas, and indebtedness incurred and assumed in connection with the acquisition of Collector's Edge.

         INCOME TAX (BENEFIT) EXPENSE. The income tax benefit for the year ended June 30, 1997 was $80,000, a decline of $24,000 compared to the tax benefit for the year ended June 30, 1996. The income tax benefit for the year ended June 30, 1997 was less than the "expected" expense derived by applying the federal corporate tax rate to pre tax earnings primarily because the deferred tax valuation allowance of $1,043,000 was eliminated in 1997 as management determined that the ability to realize deferred tax assets was more likely than not.

         NET INCOME. As a result of the above revenues and expenses, the Company generated net income of $1,556,000 for the year ended June 30, 1997 compared to a net loss of $1,405,000 for the year ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Fiscal 1998 was a year of dramatic growth for the Company which was mostly achieved by a 81% increase in FTEs primarily through affiliated broadcast stations and affiliated cable system agreements. Management believes the growing market value of these broadcast assets and the addition of long-term, full-time, predictable coverage will significantly and positively add long term value and revenue to the Company.

         At June 30, 1998 the Company had a positive net working capital position of $11,568,000, an increase of $16,210,000 from the 1997 amount. This increase was attributable to $5,416 internally generated cash from operations in addition to the Company successfully raising $115,250,000 through a combination of $75,000,000 in 11% Senior Secured Notes and $40,250,000 from the offering of 11,500,000 shares of common stock at $3.50 per share in March 1998. At June 30, 1998, the Company had $21,224,000 in cash after the $73,500,000 purchase of KCNS, San Francisco; WOAC, Cleveland; WRAY, Raleigh; and the acquisition and renovation of the new Nashville headquarters and broadcast facilities construction of approximately $14,000,000 to date. The Company also liquidated approximately $10,000,000 of pre-existing debt.

         The Company believes its current cash position along with internally generated funds from operations and the availability of its $5,000,000 line of credit will be sufficient to meet the Company's capital requirements during the next fiscal year.

YEAR 2000

         The Company has focused on Year 2000 with an inside-out approach and has completed a survey to guide the process. The primary focus has been on Information Systems ("IS") compliance. Upon examination of our current systems, we have determined that the IS area is nearly 100% compliant. We have achieved compliance through replacement of systems. Management believes that existing capital budgets are adequate for any remaining hardware and software replacements.

         We have purchased our host IBM RS6000, model J50, and have upgraded our IBM RS6000, model J40. In addition, we have added a backup disk system that is also Y2K compliant. Our new version of the AIX operating system is also compliant. Our relocation to Nashville, Tennessee, has helped in our compliance efforts by requiring the replacement of key network equipment.

         Since the move, we have upgraded approximately 90% of our computer systems to compliant Windows NT systems. Additionally, we have replaced our PBX and voice response system, both of which are compliant. Finally, we have upgraded our Aspect Callcenter software and server. The only outstanding year 2000 issues surround our WWW web server and a software program utilized by Human Resources. Thus, from an internal standpoint, Shop at Home is now more than 90%Y2K compliant.

        We plan to establish a Year 2000 committee by November 1, 1998. This committee will focus on businesses external to Shop At Home. The focus of the committee will be on systems and service suppliers that are electronically linked to the Company's business units. The Company has provided many major vendors with an EDI software package which is Y2K compliant and the Company is not presently aware of any material problems in the Year 2000 compliance plans of its major vendors or service providers; however, the committee will focus on risk analysis in relation to our credit card processor or other possible non-compliant vendors. A contingency plan will be established by June 1999 in the event that these service providers do not meet the compliance deadline.

         Despite the concern surrounding discussions of Year 2000, the Company does not anticipate major interruptions. The development and testing of a contingency plan will help to ensure this. The Company believes its Y2K program is adequate to detect in advance compliance issues, and that the necessary resources to remedy them are available. However, the Year 2000 problem has many aspects and potential consequences, some of which are not reasonably foreseeable; therefore, there can be no assurance that unforeseen consequences will not occur.

RECENT ACCOUNTING PRONOUNCEMENTS

        Effective December 31, 1997, the Company implemented Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure." The Statement consolidates disclosures required by several existing pronouncements regarding an entity's capital structure. The Company's disclosures are already in compliance with such pronouncements and, accordingly, SFAS No. 129 does not require any change to existing disclosures.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement establishes standards for reporting comprehensive income and its components in a full set of financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The only item that would be classified as other comprehensive income in the Company's 1998 financial statements is the tax benefit received from the exercise by employees of non-qualified options in the amount of $245,000. The Company plans to implement SFAS 130 in the presentation of its 1999 financial statements.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement will become effective for the Company's June 30, 1999 fiscal year financial statements and will impact interim reporting beginning with the quarter ending September 30, 1999. The Company is evaluating SFAS No. 131 to determine the impact, if any, on its reporting and disclosure requirement.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates, related to its investment of its current cash and cash equivalents of approximately $20 million. These funds are generally invested in highly liquid debt instruments with short term maturities. As such instruments mature and the funds are re-invested, the Company is exposed to changes in market interest rates. This risk is not considered material and the Company manages such risk by continuing to evaluate the best investments rates available for short-term high quality investments.

         The Company is not exposed to market risk through changes in interest rate on its long term indebtedness, because such debt is at a fixed rate.

         The Company obtains, on consignment, the vast majority of products which it sells through its programming, and the prices of such products are subject to changes in market conditions. These products are purchased domestically, and, consequently, there is no foreign currency exchange risk.

         The Company has no activities related to derivative financial instruments or derivative commodity instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                                 Page
                                                                                 ----
Report of Independent Accountants                                                  28

Consolidated Balance Sheets at June 30, 1998 and June 30, 1997                  29-30

Consolidated Statements of Operations for the years ended June 30, 1998,
         June 30, 1997, and June 30, 1996                                          31

Consolidated Statements of Stockholders' Equity for the years ended
         June 30, 1998, June 30, 1997, and June 30, 1996                           32

Consolidated Statements of Cash Flows for the years ended
         June 30, 1998, June 30, 1997, and June 30, 1996                        33-34

Notes to Consolidated Financial Statements                                      35-52

                        REPORT OF INDEPENDENT ACCOUNTANTS


August 7, 1998

Board of Directors and Stockholders
Shop at Home, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8 on page 27 present fairly, in all material respects, the financial position of Shop at Home, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 55 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                        PricewaterhouseCoopers LLP

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,
                             (THOUSANDS OF DOLLARS)



                                     ASSETS

                                                          1998       1997
                                                        --------    -------

CURRENT ASSETS
     Cash and cash equivalents                          $ 21,224    $ 5,078
     Accounts receivable -- trade                          3,830      3,293
     Accounts receivable -- related parties                   --          3
     Inventories                                           4,332      3,262
     Prepaid expenses                                        404        458
     Deferred tax assets                                     990      1,342
                                                        --------    -------

          Total current assets                            30,780     13,436
Note receivable-related party, net
     of unamortized discount of $134                         660       --

PROPERTY & EQUIPMENT, NET                                 20,557      4,434

LICENSES, NET                                             84,831     13,423

GOODWILL, NET                                              2,532      1,990


OTHER ASSETS                                               4,410      1,127
                                                        --------    -------

TOTAL ASSETS                                            $143,770    $34,410
                                                        ========    =======








              The accompanying notes are an integral part of these
                       consolidated financial statements

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,
                             (THOUSANDS OF DOLLARS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                1998         1997
                                                             ---------     --------
CURRENT LIABILITIES

     Current portion -- capital leases                       $     161     $    171
     Current portion of long-term debt                              --        2,280
     Accounts payable -- trade                                   9,016        6,822
     Accounts payable -- related party                              12          632
     Credits due to customers                                    3,987        3,121
     Other payables and accrued expenses                         5,769        4,944
     Deferred revenue                                              267          108
                                                             ---------     --------

       Total current liabilities                                19,212       18,078

LONG-TERM LIABILITIES


     Capital leases, less current portion                          254          306

     Long term debt, less current portion                       75,000        7,216
     Deferred income taxes                                       3,551        3,613

REDEEMABLE PREFERRED STOCK

     $10 par value, 1,000,000 shares authorized,
     137,943 issued and outstanding in
     1998 and 1997                                               1,393        1,393

COMMITMENTS (NOTES 5, 6, 9, 10, AND 18)

STOCKHOLDERS' EQUITY
     Common stock -- $.0025 par value,
     30,000,000 shares authorized 23,303,191 and
     10,714,414 shares issued in
     1998 and 1997 respectively                                     58           27

     Additional paid in capital                                 48,848       10,067
     Accumulated deficit                                        (4,546)      (6,290)
                                                             ---------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 143,770     $ 34,410
                                                             =========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 AS OF JUNE 30,
                (THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)



                                             1998         1997         1996
                                          ---------     --------     --------
NET SALES                                 $ 100,518     $ 68,832     $ 40,675

COST OF SALES                                58,862       40,626       24,516
                                          ---------     --------     --------

          Gross profit                       41,656       28,206       16,159
                                          ---------     --------     --------

OPERATING EXPENSES
     Salaries and wages                       7,446        5,564        4,113
     Transponder and cable charges           17,768       12,118        6,025
     Other general operating and
          administrative expenses            10,667        7,143        5,914
     Depreciation and amortization            2,188        1,057          878
                                          ---------     --------     --------
          Total operating expenses           38,069       25,882       16,930
                                          ---------     --------     --------
INCOME (LOSS) FROM OPERATIONS                 3,587        2,324         (771)
                                          ---------     --------     --------

OTHER INCOME (EXPENSE)
     Interest, net                           (2,850)      (1,080)        (795)
     Miscellaneous                            1,703          232           57
                                          ---------     --------     --------
          Total other income (expense)       (1,147)        (848)        (738)
                                          ---------     --------     --------

INCOME (LOSS) BEFORE INCOME TAXES             2,440        1,476       (1,509)

INCOME TAX EXPENSE (BENEFIT)                    927          (80)        (104)
                                          ---------     --------     --------

NET INCOME (LOSS)                         $   1,513     $  1,556     $ (1,405)
                                          =========     ========     ========

BASIC EARNINGS (LOSS) PER SHARE           $     .10     $    .14     $   (.14)
                                          =========     ========     ========

DILUTED EARNINGS (LOSS) PER SHARE         $     .09     $    .12     $   (.14)
                                          =========     ========     ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                             (THOUSANDS of DOLLARS)

                                                          ADDITIONAL
                                                COMMON      PAID-IN      ACCUMULATED
                                                STOCK       CAPITAL        DEFICIT
Balance, June 30, 1995 (10,144,080 shares)       $ 25      $  8,935       $(6,441)

Issuance of common stock in connection
     with financing (100,000 shares)               --           250            --
Issuance of common stock in connection
     with conversion of preferred stock
     (2,000 shares)                                --            21            --
Exercise of employee stock options
     (126,000 shares)                              --           127            --
Issuance of common stock in payment of
     payable obligations (203,175 shares)           1           609            --
Preferred stock dividend accrued                   --           (14)           --
Net loss                                           --            --        (1,405)
                                                 ----      --------       -------

Balance, June 30, 1996 (10,575,255 shares)         26         9,928        (7,846)

Exercise of stock options (100,000 shares)          1           100            --
Exercise of employee stock options
     (20,000 shares)                               --            20            --
Issuance of common stock in payment of
     payable obligations (19,159 shares)           --            33            --
Preferred stock dividend accrued                   --           (14)           --
Net income                                         --            --         1,556
                                                 ----      --------       -------

Balance, June 30, 1997 (10,714,414 shares)         27        10,067        (6,290)

Exercise of stock warrants (200,000 shares)         1           226            --
Exercise of employee stock options
     (454,600 shares)                               1           506            --
Issuance of common stock in payment of a
     note (444,177 shares)                          1         1,190            --
Preferred stock dividend accrued                   --            --           (14)
Tax effect of non-qualified stock options          --            --           245
Issuance of 11,500,000 shares in connection
     with public offering, net of offering costs   28        36,859            --
Net income                                         --            --         1,513
                                                 ----      --------       -------
Balance, June 30, 1998 (23,308,191 shares)       $ 58      $ 48,848       $(4,546)
                                                 ====      ========       =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED JUNE 30,
                             (THOUSANDS OF DOLLARS)

                                                         1998          1997        1996
                                                       ---------     -------     -------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                      $   1,513     $ 1,556     $(1,405)
Gain on sale of assets                                      (900)         --          --
Non-cash items included in net income loss:
     Depreciation and amortization                         2,188       1,056         878
     Loss on sale of equipment                                --           3          19
     Deferred income taxes                                   290         (80)       (103)
     Deferred interest expense                               (32)         --          --
     Change in provision for inventory obsolescence           --          --         (88)
     Provision for bad debt                                  188          19          --
  Changes in current and non-current items:
     Accounts receivable                                  (1,003)     (2,927)        119
     Inventories                                          (1,240)       (651)       (230)
     Prepaid expenses and other assets                       755        (241)       (197)
     Accounts payable and accrued expenses                 3,498       8,915         805
     Deferred revenue                                        159      (1,405)      1,017
                                                       ---------     -------     -------
          Net cash provided by operations                  5,416       6,245         815
                                                       ---------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes receivable-related party                         (800)         --          --
     Proceeds from note receivable-related party              12          --          --
     Cash payments for acquisitions                           --      (1,838)         --
     Purchase of property, plant and equipment           (16,800)     (1,056)       (507)
     Proceeds from sale of equipment                          --          --         400
     Purchase of assets                                     (187)     (1,857)         --
     Proceeds from sale of assets                            900          --          --
     Purchase of licenses                                (72,635)         --         (38)
                                                       ---------     -------     -------
          Net cash used by investing activities          (89,510)     (4,751)       (145)
                                                       ---------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of dividends                                     --         (14)         --
     Exercise of stock options                               734         120         128
     Common stock issued                                  40,250          --          --
     Repayments of debt                                  (11,163)     (1,233)       (986)
     Additional long-term debt                            78,000       2,919       2,056
     Capital lease payments                                 (388)       (123)       (155)
     Payment of stock issuance costs                      (3,363)         --          --
     Payment of debt issuance costs                       (3,830)         --          --
                                                       ---------     -------     -------
          Net cash provided by financing activities      100,240       1,669       1,043
                                                       ---------     -------     -------

NET INCREASE IN CASH
                                                          16,146       3,163       1,713
     Cash beginning of period
     Cash end of period                                    5,078       1,915         202
                                                       ---------     -------     -------
                                                       $  21,224     $ 5,078     $ 1,915
                                                       =========     =======     =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                             (THOUSANDS OF DOLLARS)


                                              1998       1997       1996
                                              -----     ------      ----

SCHEDULE OF NONCASH FINANCING ACTIVITIES


Stock issued for inventory and reduction
     of accounts payable                      $ --      $   33      $610
                                              ----      ------      ----

Cost of equipment purchased through
     capital lease obligation                 $326      $  437      $ 31
                                              ----      ------      ----

Notes payable issued for acquisitions
     of BCST and MFP, Inc.                    $ --      $1,400      $ --
                                              ----      ------      ----

Stock issued in connection
     with financing                           $ --      $   --      $250
                                              ----      ------      ----



SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for:
         Interest                             $857      $  998      $795
                                              ----      ------      ----

         Taxes                                $432      $  140      $ 30
                                              ----      ------      ----













              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      SHOP AT HOME, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation. All dollar values in tables and the financial statements have been expressed in (000s) except for per share data.

        Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Shop at Home, Inc. and its 100% owned subsidiaries, MFP, Inc. ("MFP"), Broadcast Cable Satellite Technologies, Inc. ("BCST"), Urban Broadcasting Systems, Inc. ("UBS"), Collector's Edge of Tennessee, Inc. ("Collector's"), SAH Acquisition Corporation II ("SAH Acquisition II"), SAH Acquisition Corporation ("SAH AQ") and Partners - SATH ("Partners"), (collectively the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

        Operations. The Company markets various consumer products through a televised "shop at home" service. The programming is currently broadcast by satellite on a twenty-four hour day, seven days a week schedule.

        BCST's principal asset consists of ownership of the outstanding shares of capital stock of UBS. UBS holds the FCC license for television station KZJL, Channel 61, a full power television station licensed to Houston, Texas. BCST was acquired in December 1994 (Note 15).

        MFP operates a commercial television station, WMFP, Channel 62, serving the Boston television market area. MFP was acquired in February 1995.

        Collector's, formed in February 1997, is a trading card wholesaler whose main assets are licenses from National Football League Properties, Inc. and NFL Players, Inc. (Note 16).

        SAH Acquisition II operates three commercial television stations: KCNS, Channel 38, serving the San Francisco television market area; WOAC, Channel 67, serving the Cleveland television market area and; WRAY, Channel 30, serving the Raleigh-Durham television market area, all of which were acquired on March 27, 1998. SAH Acquisition II's principal asset consists of its ownership in the respective television licenses. Partners owns real property located at 5388 Hickory Hollow Parkway, Antioch, Tennessee, the Company's headquarters and broadcasting facility. The real property is Partners' only asset. SAH AQ's principal asset is a 1% membership in Partners.

        Cash and Cash Equivalents. For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

        Inventories. Inventories, which consist primarily of products held for sale such as jewelry and sports collectibles, are stated at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) basis. Valuation allowances are provided for carrying costs in excess of estimated market value.

        Property and Equipment. Property and equipment is stated at cost. Expenditures for repairs and maintenance are expensed as incurred, and additions and improvements that significantly extend the life of assets are capitalized.

        Depreciation is computed under straight-line and accelerated methods over the estimated useful lives of the assets as reflected in the following table:

              Furniture and fixtures                     5-7      Years
              Operating equipment                       5-30      Years
              Leasehold improvements                       4      Years

        FCC Licenses. During fiscal 1998, the Company through its subsidiary SAH Acquisition II acquired three licenses and in fiscal 1995 acquired two subsidiaries who own licenses from the Federal Communications Commission under which they operate television stations. The value ascribed to these FCC licenses in connection with the acquisitions is being amortized over 40 years. Amortization of these licenses was $773, $307 and $269 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

        NFL Licenses. In fiscal year 1997, the Company formed Collector's Edge of Tennessee, Inc. a wholly owned subsidiary engaged in the business of selling sports trading cards under licenses with National Football League Players, Inc. and National Football League Properties, Inc. The value ascribed to these licenses in connection with their acquisition by Collector's is being amortized over the contract life of 3 years. Amortization of these licenses was $479 and $162 for the fiscal years ended June 30, 1998 and 1997, respectively.

        Goodwill. Goodwill is amortized over 40 years using the straight-line method. Goodwill recorded in connection with the acquisitions of KCNS, WRAY, WOAC, WMFP and BCST represents the excess purchase price over the fair value of the net identifiable assets acquired. Goodwill amortization amounted to $112, $61 and $16 for fiscal years ended June 30, 1998, 1997 and 1996, respectively. Management periodically evaluates the net realizability of the carrying amount of goodwill.

        Sales Returns. The Company generally allows customers to return merchandise for full credit or refund within 30 days from the date of receipt. Collector's sells to wholesalers and retailers; terms of sale and return privileges are negotiated on an individual basis. At June 30, 1998, 1997 and 1996, the Company had recorded credits due to customers of $3,988, $3,122 and $1,100, respectively, for actual and estimated returns.

        Revenue Recognition. The Company's principal source of revenue is retail sales to viewing customers. Other sources of revenue include the sale of air time on its owned stations (infomercials), the sale of uplink truck services (fiscal 1996) and miscellaneous income consisting of list rental, credit card fees and commissions. Product sales are recognized upon shipment of the merchandise to the customer. Service revenue and air time revenue are recognized when the service has been provided or the air time has been utilized. Deferred revenue consists of sales proceeds relative to unshipped merchandise.

        Income Taxes. The Company files a consolidated federal income tax return with its subsidiaries. The companies file separate state returns. The Company determines deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

        Accounts Receivable--Trade. The Company has reduced accounts receivable to the net realizable value through recording allowances for doubtful accounts and returns. At June 30, 1998, 1997 and 1996, the Company had recorded allowances of $535, $159 and $0 respectively.

        Earnings (Loss) Per Share. Statement of Financial Accounting Standards No. 128, Earnings Per Share requires the presentation of basic EPS and diluted EPS. Basic income per share is computed by dividing net income available for common shareholders by the weighted average number of shares of common stock outstanding. Diluted income per share is computed by dividing adjusted net income by the weighted average number of shares of common stock and assumed conversions of dilutive securities outstanding during the respective periods. Dilutive securities represented by options, warrants, redeemable preferred stock and convertible debt outstanding have been included in the computation. The Company uses the treasury stock method for calculating the dilutive effect of options and warrants and the if converted method with respect to the effect of convertible securities.

        Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Impairment of Long-Lived Assets. The Company follows Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which i) requires that long-lived assets to be held and used be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable, ii) requires that long-lived assets to be disposed of or be reported at the lower of the carrying amount or the fair value less costs to sell, and iii) provides guidelines and procedures for measuring impairment losses.

        Stock-Based Compensation. The Company follows the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized. Certain pro forma disclosures as required by Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation, are included in Footnote 11.

        Recent Accounting Pronouncements. Effective December 31, 1997, the Company implemented Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure. The Statement consolidates disclosures required by several existing pronouncements regarding an entity's capital structure. The Company's disclosures are already in compliance with such pronouncements and, accordingly, SFAS No. 129 does not require any change to existing disclosures.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement is effective for fiscal years beginning after December 31, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company is evaluating SFAS No. 131 to determine the impact, if any, on its reporting and disclosure requirements.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Statement establishes standards for reporting comprehensive income and its components in a full set of financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The only item that would be classified as other comprehensive income in the Company's 1998 financial statements is the tax benefit received from the exercise by employees of non-qualified options in the amount of $245,000. The Company plans to implement SFAS 130 in the presentation of its 1999 financial statements.

        Reclassifications. Certain amounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the current year presentation.

2.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following major classifications:

                                                            JUNE 30,
                                                      1998           1997
                                                      ----           ----
            Leasehold improvements                  $    346       $   318
            Operating equipment                       11,294         5,820
            Furniture and fixtures                       201           191
            Construction in progress                  10,185            --
            Land                                       1,250            --
                                                    --------       -------
                                                      23,276         6,329
            Accumulated depreciation                  (2,719)       (1,895)
                                                    --------       -------
            Property, plant and equipment, net      $ 20,557       $ 4,434
                                                    ========       =======

        Depreciation expense totaled $824, $527 and $463 for the fiscal years ended June 30, 1998, 1997 and 1996 respectively. Interest capitalized amounted to $273 for the year ended June 30, 1998.

3.  INVENTORY

        The components of inventory at June 30, 1998 and 1997 are as follows:

                                                      JUNE 30,
                                                1998          1997
                                                ----          ----
            Work in progress                  $   152       $   389
            Finished goods                      4,201         3,571
                                              -------       -------
                                                4,353         3,960
            Allowance                             (21)         (698)
                                              -------       -------
                 Total                        $ 4,332       $ 3,262
                                              =======       =======

4.  CAPITAL LEASES

        The Company has acquired various equipment under the provisions of long-term leases.

        Future minimum lease payments under capitalized leases are as follows at June 30, 1998:

           1998                                                    $     104
           1999                                                          207
           2000                                                          176
                                                                   ----------
           Total minimum lease payments                                  487
           Less amount representing interest                             (72)
                                                                   ----------
           Present value of minimum lease payments                 $     415
           Less current portion                                         (161)
                                                                   ----------
           Long-term portion                                       $     254
                                                                   ==========

5.    LONG-TERM DEBT
        Long-term debt consists of the following:

                                                                                    JUNE 30,
                                                                               1998         1997
                                                                               ----         ----
11% Senior Secured Notes                                                     $75,000     $    --

Various notes payable, repaid from proceeds of stock and debt
    offerings                                                                      --       9,496
                                                                              -------     -------
Total long-term debt                                                           75,000       9,496
Less current maturities                                                            --      (2,280)
                                                                              -------     -------
Long-term debt less current portion                                           $75,000     $ 7,216
                                                                              =======     =======

     The Company has a $5,000 credit line available which expires March 31, 1999. As of June 30, 1998, none of the line had been drawn upon.

ISSUANCE OF $75,000 OF 11% SENIOR SECURED NOTES

         In March 1998, the Company issued $75,000 of 11% Senior Secured Notes Due 2005 ("Notes"). Interest on the Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 1998. The Notes are not redeemable at any time prior to April 1, 2002. On or after April 1, 2002, the Notes will be redeemable at the opinion of the Company, in whole or in part, at the redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. Upon the occurrence of a

Change of Control, Holders of the Notes will have the right to require the Company to repurchase their Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

         The Notes are secured by a lien on all of the issued and outstanding capital stock of SAH Acquisition II and the assets of SAH Acquisition II, other than the FCC licenses held by it. The Notes are also secured by a junior lien on all of the issued and outstanding capital stock of MFP, Inc., the owner and operator of WMFP(TV) in Boston and Urban Broadcasting Systems, Inc., the owner and operator of KZJL(TV) in Houston (the "Other Broadcast Subsidiaries"). In addition, the obligations of the Company under the Notes are jointly and severally guaranteed on a senior basis by each of the Company's subsidiaries.

         The Indenture restricts the Company from incurring additional indebtedness in excess of $20,000, which indebtedness may be secured by a first priority lien on certain of the Company's assets, including the Company's accounts receivable and inventory and a first priority lien on the capital stock and other assets of the Other Broadcast Subsidiaries. The Indenture also restricts the Company's ability to issue preferred stock, incur liens, pay dividends, make certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person, issue or sell stock of subsidiaries, or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company or encumber the assets of the Company or its subsidiaries.

6.  REDEEMABLE PREFERRED STOCK

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

        Holders of shares of Series A preferred stock are entitled to receive, but only when and if declared by the Board of Directors of the Company out of funds legally available, cash dividends at the rate of 1% per annum (i.e, $.10 per share per annum) of par value per share.

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

        In the event of a liquidation, dissolution and winding up of the Company, whether voluntary or involuntary, the registered holders of shares of Series A preferred stock then outstanding shall be entitled to receive out of the assets of the Company, before any distributions to the holders of common stock or any other junior stock, an amount equal to the "Liquidation Preference" with respect to such shares of Series A preferred stock. The Liquidation Preference for the Series A preferred stock is $10.00 per share, plus an amount equal to all dividends thereon (whether or not declared) accrued and unpaid through the date of final distribution. For those purposes, a sale of substantially all of the assets of the Company to a third party, or the consummation by the Company or its shareholders of any transaction with any single purchaser whereby a change in control of more than fifty percent (50%) of the issued and outstanding shares of common stock of the Company occurs, will be considered a liquidation, dissolution and winding up of the Company entitling the holders of Series A preferred stock to payment of the Liquidation Preference.

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

        As of June 30, 1998 and 1997, the Company was $14 in arrears of its dividend payments due. These dividend payments are payable only when declared by the Board of Directors.

7.  COMMON STOCK

        In March 1998, the Company issued a total of 11,500,000 shares (including the underwriters over allotment of 1,500,000) of $.0025 par value common stock at $3.50 per share. A significant portion of the proceeds of this common stock issuance, in conjunction with the debt issuance discussed in Note 5, were used in the acquisition of three television stations (Note 17) and the new Nashville headquarters and broadcast facility.

        In August 1995, the Company issued 100,000 shares of common stock valued at $250 in connection with the securing of $2,000 of long-term debt; in September 1995, the Company issued 2,000 shares in conversion of its Redeemable Preferred Stock (Note 6); in October 1995 and May 1996, the Company issued a total of 126,000 shares in connection with the exercise of employee stock options (Note 11); and during the period of March through June 1996, the Company issued a total of 203,175 shares of common stock, of which 44,000 shares of common stock were issued as payment of payable obligations and 159,175 shares of common stock were issued in exchange for certain sport cards and collectibles acquired for resale. By agreement, the stock was valued at $3.00 per share or $478.

        The Company also issued shares of common stock in connection with the acquisition of BCST. For details of this issuance see Note 15. In October 1997, the Company issued 444,177 shares of common stock in connection with the conversion of a 10.75% note payable in the amount of $1,333. This note was being amortized in monthly installments of $43 and was due September 2000. The conversion of this note reduced interest expense by approximately $75 in the fiscal year ending June 30, 1998.

        The Company's Board of Directors approved the authorization of 30,000,000 shares of nonvoting common stock which was approved by shareholders at the Annual Meeting held March 6, 1998. There are no shares issued for this class of stock.

8.  INCOME TAXES

        The components of temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at June 30, 1998 and 1997, are as follows:

                                                                    JUNE 30,
                                                               1998          1997
                                                               ----          ----
          Deferred tax assets:
               Net operating loss carryforwards
                    and AMT credits                          $   919       $   389
               Accruals                                          990         1,343
               Valuation allowance                                --            --
                                                             -------       -------
                         Total deferred tax assets           $ 1,909       $ 1,732
                                                             =======       =======
          Deferred tax liabilities:
               Licenses                                      $ 3,945       $ 3,727
               Depreciation                                      525           276
                                                             -------       -------
                         Total deferred tax liabilities        4,470         4,003
                                                             -------       -------
                         Net deferred tax liabilities        $(2,561)      $(2,271)
                                                             =======       =======

          Current deferred tax asset                         $   990       $ 1,342
          Long-term deferred tax liabilities                  (3,551)       (3,613)
                                                             -------       -------
          Net deferred tax liabilities                       $(2,561)      $(2,271)
                                                             =======       =======


        At June 30, 1998, the Company had $145 of AMT credits available for use in future periods and $2,038 of net operating loss carryforward which begin to expire in 2010.

        Income tax expense (benefit) varies from the amount computed by applying the federal corporate income tax rate of 34% to income (loss) before income taxes as follows:

                                                      YEARS ENDED JUNE 30,
                                                       1998          1997    1996
                                                       ----          ----    ----
Computed "expected" income tax expense (benefit)      $   830       $ 502   $(436)
Increase (decrease) in income taxes resulting
    from:
          State income tax expense (benefit), net
               of federal effect                           98          74     (51)
          Change in valuation allowance                    --      (1,043)    476
          Nondeductible portion of meals
               and entertainment                           38          17      12
          Other                                           (39)        370      (1)
                                                      -------       -----   -----
          Actual income tax expense (benefit)         $   927       $ (80)  $  --
                                                      =======       =====   =====

        The components of income tax expense (benefit) for the years ended June 30, 1998 and 1997, are as follows:

                                                   YEARS ENDED JUNE 30,
                                                     1998        1997     1996
                                                     ----        ----     ----
         Current:
              State                                  $ 101       $  --    $  --
              Federal                                  536          --       --
                                                     -----       -----    -----
                                                       637          --       --
                                                     -----       -----    -----
         Deferred:
              State                                     46          74      (59)
              Federal                                  244        (154)     (44)
                                                     -----       -----    -----
                                                       290         (80)    (103)
                                                     -----       -----    -----
                        Total expense (benefit)      $ 927       $ (80)   $(103)
                                                     =====       =====    =====

        In connection with the acquisition of BCST in 1997, the Company reduced the valuation allowance for deferred tax assets by $188,624, representing the effect of the deferred tax liabilities expected to reverse in the net operating loss carry forward period. The reduction of the valuation allowance was effected by reducing intangible asset balances recorded as a result of the acquisitions.

        Recognition of a deferred tax asset is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized through the amortization of the license intangible.

9.  COMMITMENTS

        Transponder Use Agreement and Purchased Air-Time. In December 1995, the Company's transponder lease with AT&T's 402R became effective. Shop At Home has contracted for a "Fully Protected" service which provides that the services shall be "non-preemptible" on the same transponder; or, if that is not possible, then on a transponder on the same satellite; and, if that is not possible, then on a satellite of similar quality and location. The expenses for the transponder and purchased air time (primarily for cable access fees) were $17,768, $12,119 and $6,025, for fiscal years ended June 30, 1998, 1997 and 1996, respectively.

        Royalty Commitments. Collector's has minimum contractual commitments to NFL Players, Inc. and NFL Properties, Inc., in addition to other minor licensors which are in the normal course of its business. The commitments at June 30, 1998, approximate $1.2 million, which will expire during fiscal 1999.

        Lease Commitments. Rental expense for the office and studio and miscellaneous equipment was $840, $529 and $483 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively, which includes the Company's Knoxville office and studio space leased from an entity owned by a director of the Company. Payments under this lease totaled $149, $140 and $143, in the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

        The Company has agreements with various affiliated television and cable system operators to purchase air time. The terms of the agreements vary from week-to-week to one year periods, and are generally cancellable on 30 days notice.

10.  RELATED PARTY TRANSACTIONS

        During the fiscal years ended June 30, 1998, 1997 and 1996, the Company engaged in significant transactions with the Company's directors, significant stockholders, officers or interests of these parties. The following is a summary of major transactions with these related parties not disclosed elsewhere in the consolidated financial statements or notes thereto:

                                           YEARS ENDED JUNE 30,
                                      1998         1997        1996
                                      ----         ----        ----
PURCHASES - MERCHANDISE
     V.J.M. (Victor Mueller)          $1,561      $1,078      $  796
     Howards Sports Collectibles       1,349       3,136       2,116
     Combine International, Inc.         156         707         452
OTHER OPERATING EXPENSES
     Lakeway Container                    19           6          64
     Airbank                              --          22          38
     MediaOne                             --          --         158


        In August 1997, $300 of a total commitment of $800 was loaned to an officer of the Company in accordance with the officer's employment agreement. This note is noninterest bearing and is repayable at 10% of any bonus above the officer's base salary. Any unpaid amount becomes due on the earlier of termination of employment or June 30, 2002. In October 1997, the Company advanced the additional $500 to this officer under the terms of this agreement. Interest has been imputed at a rate of 5.6%, resulting in a discount of $160. At June 30, 1998, $12 of this loan has been repaid.


11.  STOCK OPTIONS AND WARRANTS

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

        No options or SAR may be granted after October 15, 2001. No option that is an incentive stock option and any corresponding SAR that is related to such option shall be exercisable after the expiration of ten years from the date such option or SAR was granted or five years after the expiration in the case of any such option or SAR that was granted to a 10% stockholder. A maximum of 1,500,000 shares of common stock may be issued under the plan upon the exercise of options and SARs. No SARs have been issued under the plan.

        No compensation expense has been recognized for options granted under the plan. Had compensation expense for the Company's plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated in the following table.

                                                  1998                           1997                           1996
                                       --------------------------      ------------------------      -------------------------
                                           As                              As                            As
                                        Reported        Pro Forma       Reported      Pro Forma       Reported       Pro Forma
                                       ----------       ---------      -----------    ---------      ---------       ---------
Net Income (Loss)                      $     1,513      $   1,385      $   1,556      $   1,466      $  (1,405)      $  (1,431)

Basic earnings (loss) per share        $       .10      $     .09      $     .14      $     .14      $    (.14)      $    (.14)

Diluted earnings (loss) per share      $       .09      $     .08      $     .12      $     .11      $    (.14)      $    (.14)

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in the years ended June 30, 1998, 1997 and 1996, respectively: dividend yield of 0%; expected volatility of 65%; risk-free interest rate of 5.5%, 6.0% and 6.5%; and expected life of 7.5 years.

        A summary of the status of the Company's options as of June 30, 1998, 1997 and 1996 and changes during the periods ending on those dates is presented below:

                                                                  JUNE 30,
                                     1998                           1997                          1996
                                 ----------------------------    -------------------------    --------------------------
                                                     WEIGHTED                     WEIGHTED                      WEIGHTED
                                                     AVERAGE                      AVERAGE                       AVERAGE
                                                     EXERCISE                    EXERCISE                      EXERCISE
                                    OPTIONS            PRICE        OPTIONS       PRICE          OPTIONS         PRICE
                                 --------------     -----------   ----------    -----------    ------------    ----------
Outstanding at beginning of
   period:                            2,192,500       $   2.20    1,785,000       $ 2.01        1,630,000       $   1.77
     Granted                            698,000           3.40      639,500         2.88          325,000           2.84
     Exercised                         (454,600)          1.10     (120,000)        1.00         (126,000)          1.00
     Forfeited                          (56,900)          2.88     (112,000)        2.81          (44,000)          2.44
Outstanding at end of period          2,379,000       $   2.51    2,192,500       $ 2.20        1,785,000       $   2.01
Options exercisable at period
   end                                1,175,000                   1,493,500                     1,012,000
Weighted average fair value of
     Options granted during the
     year                            $     2.61                  $     2.04                     $    2.02

                                                      OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE

                                                           WEIGHTED-
                                                           AVERAGE         WEIGHTED-                          WEIGHTED-
                                        NUMBER             REMAINING        AVERAGE         NUMBER             AVERAGE
                                      OUTSTANDING         CONTRACTUAL       EXERCISE      EXERCISABLE          EXERCISE
RANGE OF EXERCISE PRICES              AT 6/30/98             LIFE           PRICE          AT 6/30/98           PRICE
--------------------------------     --------------    ---------------    ------------    ---------------    ------------
$1.00 - $1.99                              200,000          6 years          $ 1.00            100,000          $ 1.00
$2.00 - $2.99                            1,739,000          7 years            2.70          1,035,000            2.61
$3.00 - $4.99                              440,000         10 years            3.72             40,000            3.72
                                     --------------                                       --------------
                                         2,379,000                                           1,175,000
                                     ==============                                       ==============

        During the year ended June 30, 1998, 100,000 options were granted to directors. The compensation expense related to these grants was $6 for the year then ended.

        At June 30, 1998, warrants to purchase 3,000,000 shares of common stock at $1.13 per share are outstanding. These warrants expire June 30, 2001.

12.  EARNINGS PER SHARE

        The following table sets forth for the periods indicated the calculation of net earnings (loss) per share included in the Company's Consolidated Statements of Operations:

                                                        YEARS ENDED JUNE 30,
                                                  -------------------------------
                                                  1998          1997          1996
                                                  ----          ----          ----
    Numerator:
         Net income (loss)                      $  1,513      $  1,556      $ (1,405)
         Preferred stock dividends                   (14)          (14)          (14)
                                                --------      --------      --------
         Numerator for basic earnings per
              share-income available to
              common stockholders                  1,497         1,542        (1,419)

         Effect of dilutive securities:
              Preferred stock dividends               14            14            14
              Interest on convertible debt            50           175            --
                                                --------      --------      --------
         Numerator for diluted earnings per
              share-income available to
              common stockholders after
              assumed conversions               $  1,563      $  1,731      $ (1,405)
                                                ========      ========      ========

    Denominator:
         Denominator for basic earnings per
              share-weighted-average shares       14,511        10,651        10,284

         Effect of dilutive securities:
              Employee stock options                 436           528            --
              Non employee options                   204           150            --
              Warrants                             2,088         2,268            --
              Convertible preferred stock            138           138            --
              Convertible debt                       119           533            --
                                                --------      --------      --------
         Denominator for diluted earnings per
              share-adjusted weighted-average
              shares and assumed conversions      17,496        14,268        10,284
                                                ========      ========      ========

    Basic earnings (loss) per share             $    .10      $    .14      $   (.14)
                                                ========      ========      ========

    Diluted earnings (loss) per share           $    .09      $    .12      $   (.14)
                                                ========      ========      ========

13.  EMPLOYEE BENEFIT PLAN

        The Company has a defined contribution plan covering all full-time employees who have one year of service and are age twenty-one or older. Participants are permitted to make contributions in an amount equal to 1% to 15% of their compensation actually paid or received. Employer contributions are discretionary and allocated to each eligible employee in proportion to his or her compensation as a percentage of the compensation of all eligible employees. During 1998 and 1997, the Company did not make contributions to the plan.

14.  CONCENTRATIONS OF CREDIT RISK

        Concentrations of credit risk include cash on deposit in financial institutions and accounts receivable. Receivables are due from credit card companies and ultimate customers. The Company maintains reserves which management believes are adequate to provide for losses. Management believes the financial institutions holding the cash to be financially sound.

        The home shopping industry is sensitive to general economic conditions and business conditions affecting consumer spending. The Company's product lines include jewelry, sports cards, sports memorabilia, collectibles and other unique items that may make it more sensitive to economic conditions. Collector's products include various sports cards and memorabilia, some of which are sold through Shop At Home, Inc.

15.  ACQUISITION OF BROADCAST CABLE & SATELLITE TECHNOLOGIES, INC.

        In September 1996, the Company, through its subsidiary, Broadcast, Cable and Satellite Technologies, Inc. (BCST), entered into a $1,400 Promissory Note for the acquisition of the

51% interest in Urban Broadcast Systems, Inc. it did not own. The note bears interest at 6% interest only in the first year, principal and interest payable thereafter; and was payable in 132 monthly installments. The note was collateralized by a pledge of the capital stock of Urban Broadcast Systems, Inc. and was repaid in March 1998. The additional purchase price was added to the amount of FCC License originally recorded.


16.  COLLECTOR'S EDGE OF TENNESSEE, INC.

        On February 25, 1997, Collector's Edge of Tennessee, Inc. was formed to acquire the assets of a former trading card manufacturer. Collector's is a trading card wholesaler whose principal assets are licenses from National Football League Properties, Inc. and National Football League Players, Inc.

        Collector's was initially funded through the purchase by the Company of $750 of preferred stock and a working capital loan of $400. The preferred stock was subsequently converted into common stock of Collector's. In addition, Collector's assumed a term note in the amount of $1.9 million, and borrowed an additional $1.0 million from a financial institution. The note is guaranteed by the Company and collateralized by BCST.

        The acquisition of Collector's has been accounted for under the purchase method. Accordingly, the operating results of Collector's have been included in the consolidated operating results since the date of acquisition. The purchase price of $1,150 has been allocated to the net assets acquired based on appraised fair values at the date of acquisition as follows:

           Current assets                                       $    3,324
           Licensing costs                                           1,455
           Property and equipment                                      340
           Goodwill                                                  1,185
           Accounts payable and accrued liabilities                 (2,235)
           Notes payable                                            (2,919)
                                                                ----------
                                                                $    1,150
                                                                ==========


17.  ACQUISITION BY SAH ACQUISITION CORPORATION II

        On March 27, 1998, SAH Acquisition Corporation II, a wholly-owned subsidiary of the Company, acquired the assets and broadcast licenses of television stations KCNS, San Francisco, California; WRAY, Wilson, North Carolina (Raleigh market); and WOAC, Canton, Ohio (Cleveland market). The stations were purchased pursuant to an Asset Purchase Agreement dated September 23, 1997 by and between Global Broadcasting Systems, Inc., its affiliate ("Global") and SAH Acquisition Corporation II. The acquisition of the stations was accounted for by the Company as an acquisition of assets and not the acquisition of a "business," as defined in SEC Rule 210.11-01(d). The Company reached this conclusion because, with the exception of a de minimis period of time, none of the acquired stations have been historically operated as a broadcast outlet for home shopping programming by Global or the predecessor in title, and the Company concluded that there was no continuity of revenues from those stations from which relevant historical information could be derived. The total purchase price paid by SAHII to Global in connection with the acquisition was $52,350,000. In connection with the assignment of the Executory Contract, SAHII purchased WOAC for total purchase price of $23,500,000.

18. CONTINGENCIES

        The Company is subject to claims in the ordinary course of business. Management does not believe the resolution of such claims will result in a material adverse effect on the future financial condition, results of operations, or cash flows of the Company.

        YEAR 2000. The Company has focused on Year 2000 with an inside-out approach and has completed a survey to guide the process. The primary focus has been on Information Systems ("IS") compliance. Upon examination of our current systems, we have determined that the IS area is nearly 100% compliant. We have achieved compliance through replacement of systems. Management believes that existing capital budgets are adequate for any remaining hardware and software replacements.

         We have purchased our host IBM RS6000, model J50, and have upgraded our IBM RS6000, model J40. In addition, we have added a backup disk system that is also Y2K compliant. Our new version of the AIX operating system is also compliant. Our relocation to Nashville, Tennessee, has helped in our compliance efforts by requiring the replacement of key network equipment.

         Since the move, we have upgraded approximately 90% of our computer systems to compliant Windows NT systems. Additionally, we have replaced our PBX and voice response system, both of which are compliant. Finally, we have upgraded our Aspect Callcenter software and server. The only outstanding year 2000 issues surround our WWW web server and a software program utilized by Human Resources. Thus, from an internal standpoint, Shop at Home is now more than 90% Y2K compliant.

        We plan to establish a Year 2000 committee by November 1, 1998. This committee will focus on businesses external to Shop At Home. The focus of the committee will be on systems and service suppliers that are electronically linked to the Company's business units. The Company has provided many major vendors with an EDI software package which is Y2K compliant and the Company is not presently aware of any material problems in the Year 2000 compliance plans of its major vendors or service providers; however, the committee will focus on risk analysis in relation to our credit card processor or other possible non-compliant vendors. A contingency plan will be established by June 1999 in the event that these service providers do not meet the compliance deadline.

         Despite the concern surrounding discussions of Year 2000, the Company does not anticipate major interruptions. The development and testing of a contingency plan will help to ensure this. The Company believes its Y2K program is adequate to detect in advance compliance issues, and that the necessary resources to remedy them are available. However, the Year 2000 problem has many aspects and potential consequences, some of which are not reasonably foreseeable; therefore, there can be no assurance that unforeseen consequences will not occur.


19. INDUSTRY SEGMENTS

        As a result of the acquisition of Collector's Edge of Tennessee, Inc. discussed in Note 16, the Company operates principally in two segments; retail and wholesale. The retail segment consists of home shopping, which primarily includes the sale of merchandise through electronic retail. The wholesale segment includes the operations of Collector's Edge of Tennessee, Inc. which sells sports trading cards to unaffiliated customers. The Company operates almost exclusively in the United States.

                             INDUSTRY SEGMENT DATA

                                                       YEARS ENDED JUNE 30,
                                                     1998                1997
                                                     ----                ----
          Revenue:
               Retail                            $    95,218         $   67,872
               Wholesale                               5,300                960
                                                 -----------         ----------
                                                 $   100,518         $   68,832
                                                 ===========         ==========
          Operating profit:
               Retail                            $     4,036         $    2,305
               Wholesale                                (449)                19
                                                 -----------         ----------
                                                 $     3,587         $    2,324
                                                 ===========         ==========
          Assets:
               Retail                            $   136,865         $   29,772
               Wholesale                               6,905              4,638
                                                 -----------         ----------
                                                 $   143,770         $   34,410
                                                 ===========         ==========
          Depreciation and amortization:
               Retail                            $     1,515         $      820
               Wholesale                                 673                237
                                                 -----------         ----------
                                                 $     2,188         $    1,057
                                                 ===========         ==========
          Capital expenditures:
               Retail                            $    16,771         $    1,046
               Wholesale                                  29                 10
                                                 -----------         ----------
                                                 $    16,800         $    1,056
                                                 ===========         ==========

20.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The following is summarized condensed consolidating financial information for the Company, segregating the Parent from the guarantor subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of the Company and guarantees are full, unconditional, joint and several.



                                              JUNE 30, 1998                                 JUNE 30, 1997
                                   PARENT     SUBSIDIARIES   CONSOLIDATED      PARENT       SUBSIDIARIES   CONSOLIDATED
                                   ------     ------------   ------------      ------       ------------   ------------
Assets:
Cash and equivalents             $  20,848      $     376      $  21,224      $   4,757      $     321      $   5,078
Accounts receivable                 88,307          3,505          3,830          7,938            244          3,296
Inventories                          4,061            271          4,332          2,778            484          3,262
Prepaid expenses                       301            103            404            384             74            458
Deferred tax assets                    990             --            990          1,342             --          1,342
                                 ---------      ---------      ---------      ---------      ---------      ---------
Total current assets               114,507          4,255         30,780         17,199          1,123         13,436

Notes receivable                     1,060             --            660            400             --             --
Property and equipment,
     net                            13,756          6,801         20,557          1,321          3,112          4,434
FCC and NFL licenses, net              157         84,673         84,831            162         13,261         13,423
Goodwill, net                          574          1,958          2,523            590            254          1,990
Other assets                         4,406              4          4,410            438          1,835          1,127
Investment in subsidiaries          10,361             --             --         10,360             --             --
                                 ---------      ---------      ---------      ---------      ---------      ---------
Total assets                     $ 144,821      $  97,691      $ 143,770      $  30,470      $  19,585      $  34,410
                                 =========      =========      =========      =========      =========      =========


Liabilities and Stockholders'
     Equity:
Accounts payable and
    Accrued expenses             $  17,616      $  89,031      $  18,784      $  14,339      $   6,065      $  15,519
Current portion--capital
    Leases and long-term
    Debt                               161             --            161            849          1,602          2,451
Deferred revenue                       235             31            267             88             20            108
                                 ---------      ---------      ---------      ---------      ---------      ---------
Total current liabilities           18,012         89,062         19,212         15,276          7,687         18,078

Long-term debt                      75,254            400         75,254          5,294          2,628          7,522
Deferred income taxes                3,659            (63)         3,551             --          3,613          3,613
Redeemable preferred
    Stock                            1,393            750          1,393          1,393            750          1,393
Common stock                            58              1             58             27              1             27
Additional paid-in capital          48,848          9,610         48,848         10,067          9,609         10,067
Accumulated deficit                 (2,403)        (2,069)        (4,546)        (1,587)        (4,703)        (6,290)
                                 ---------      ---------      ---------      ---------      ---------      ---------
Total liabilities and
     stockholders' equity        $ 144,821      $  97,691      $ 143,770      $  30,470      $  19,585      $  34,410
                                 =========      =========      =========      =========      =========      =========


NOTE: Intercompany balances have been eliminated in the consolidated totals.

            CONSOLIDATING STATEMENT OF OPERATIONS AND CASH FLOW DATA


                                  JUNE 30, 1998                        JUNE 30, 1997                      JUNE 30, 1996
                        PARENT    SUBSIDIARIES  CONSOLIDATED  PARENT   SUBSIDIARIES CONSOLIDATED PARENT   SUBSIDIARIES CONSOLIDATED
                        ------    ------------  ------------  ------   ------------ ------------ ------   ------------ ------------

Net sales               $ 92,450    $  8,685    $100,518    $ 66,858    $  2,977    $ 68,832   $  40,016    $  2,317    $ 40,675
Cost of sales             54,980       4,379      58,862      40,328         298      40,626      24,516          --      24,516
Operating expenses        33,958       4,111      38,069      24,944       2,992      25,882      17,128       2,511      16,930
Income (loss) from
   operations              3,512         195       3,587       1,586        (313)      2,324      (1,628)       (194)       (771)
Interest expense, net     (2,709)       (184)     (2,850)       (929)       (150)     (1,080)       (794)         (1)       (795)
Other income/(expense)     2,813       (1067)      1,703       1,282          --         232       1,107           1          57
                        --------    --------    --------    --------    --------    --------   ---------    --------    --------
Income (loss) before
   taxes                   3,616       (1056)      2,440       1,939        (463)      1,476      (1,315)       (194)     (1,509)
Income tax expense
   (benefit)               1,419        (446)        927        (100)         20         (80)       (103)       --          (104)
                        --------    --------    --------    --------    --------    --------   ---------    --------    --------
Net income (loss)       $  2,197    $   (610)   $  1,513    $  2,039    $   (483)   $  1,556   $  (1,212)   $   (194)   $ (1,405)
                        ========    ========    ========    ========    ========    ========   =========    ========    ========
CASH FLOWS
Cash provided by
   (used in)
   operations           $(75,395)   $ 80,811    $  5,416    $  2,926    $  3,319    $  6,245   $  (1,159)   $  1,973    $    815
Cash provided by
   (used in)investing
    activities           (12,763)    (76,747)    (89,510)      2,515      (8,017)     (4,751)      1,754      (1,899)       (145)
Cash provided by
    (used in)
    financing
    activities           104,248      (4,008)    100,240      (2,547)      4,967       1,669       1,075         (32)      1,043
                        --------    --------    --------    --------    --------    --------   ---------    --------    --------
Increase in cash          16,090          56      16,146       2,894         269       3,163       1,670          42       1,713
Cash at beginning of
    Period                 4,757         321       5,078       1,863          51       1,915         193           9         202
                        --------    --------    --------    --------    --------    --------   ---------    --------    --------
Cash at end of
    period              $ 20,847    $    377    $ 21,224    $  4,757    $    321    $  5,078   $   1,863    $     51    $  1,915
                        ========    ========    ========    ========    ========    ========   =========    ========    ========


NOTE: Intercompany balances have been eliminated in the consolidated totals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information with respect to directors and executive officers of the Company in the Company's definitive Proxy Statement for the 1998 annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

             (a) The following financial statements are included in Item 8 of
                 Form 10-K:

                 1. Financial Statements
                    --------------------
                      Report of Independent Accountants
                      Consolidated Balance Sheets as of June 30, 1998 and 1997 Consolidated Statements of Operations for the years ended June 30, 1998, 1997 and 1996
                      Consolidated Statements of Stockholders' Equity for the
                             years ended June 30, 1998, 1997, and 1996
                      ConsolidatedStatements of Cash Flows for the years ended
                             June 30, 1998, 1997 and 1996.
                      Notes to the Consolidated Financial Statements

                 2. Financial Statement Schedule                           Page
                    ----------------------------                           ----
                      Schedule II  Valuation and Qualifying Accounts     56 & 57

                        The other schedules are omitted because the required information is either inapplicable or has been disclosed in the consolidated financial statements and notes thereto.

                 3. Exhibits

                      The Index to Exhibits is at page 58.

             (b) Reports on Form 8-K

                      None

                       SHOP AT HOME, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                             (THOUSANDS OF DOLLARS)


                                 BALANCE AT  CHARGED TO                  BALANCE
                                 BEGINNING   RETURNS AND                 AT END
                                  OF YEAR    ALLOWANCES  DEDUCTIONS(1)   OF YEAR
                                ---------    ----------  ----------      -------
Year ended June 30, 1998
     Estimated credits
          due to customers        $ 3,121      $39,860      $38,993      $ 3,988
                                  =======      =======      =======      =======

Year ended June 30, 1997
     Estimated credits
          due to customers        $ 1,100      $19,503      $17,482      $ 3,121
                                  =======      =======      =======      =======

Year ended June 30, 1996
     Estimated credits
          due to customers        $   618      $10,147      $ 9,665      $ 1,100
                                  =======      =======      =======      =======


(1) Merchandise returned

                                     BALANCE AT                            BALANCE
                                     BEGINNING     ADDITIONAL              AT END
                                      OF YEAR      PROVISIONS  REDUCTION   OF YEAR
                                     ----------    ----------  ---------   -------
Year ended June 30, 1998
     Accounts receivable
          Reserves                    $    59      $    476(2)   $  --      $ 535
                                      =======      ========      =====      =====

Year ended June 30, 1997
     Accounts receivable
          Reserves                    $    --      $     59      $  --      $  59
                                      =======      ========      =====      =====

Year ended June 30, 1996
     Accounts receivable
          Reserves                    $    --      $     --      $  --      $  --
                                      =======      ========      =====      =====


(2) net of $288 charged to goodwill

                                BALANCE AT                 CHARGED TO      BALANCE
                                BEGINNING    ADDITIONAL     COST OF        AT END
                                 OF YEAR     PROVISIONS      SALES         OF YEAR
                                --------     ----------     ---------      --------
Year ended June 30, 1998
 Inventory reserves              $  698        $   78        $  755        $   21
                                 ======        ======        ======        ======

Year ended June 30, 1997
 Inventory reserves              $   88        $  710        $  100        $  698
                                 ======        ======        ======        ======

Year ended June 30, 1996
  Inventory reserves             $   65        $  235        $  212        $   88
                                 ======        ======        ======        ======


                                INDEX TO EXHIBITS



Exhibit
No.                                     Description
2.1      Agreement and Plan of Merger, dated May 17, 1994, among Shop at Home,
         Inc., SAH Merger Corp., and MFP, Inc., filed as Exhibit 2.1 to the
         Company's Registration Statement on Form S-4 filed with the Commission on October 26, 1994, and incorporated herein by this reference.

2.2 First Amendment to Agreement and Plan Merger, Dated November 11, 1994, among Shop at Home, Inc., SAH Merger Corp., and MFP, Inc., filed as
         Exhibit 2.2 to the Company's Registration Statement on Form S-4 filed with the Commission on December 28, 1994, and incorporated herein by this reference.

2.3      Articles of Merger of SAH Merger Corp. And MFP, Inc., recorded in
         Tennessee on February 24, 1995, filed as Exhibit 4.2 to the Company's
         Current Report on Form 8-K filed with the Commission on March 2, 1995, and incorporated herein by this reference.

3(i).1   Charter of the Company, filed as Exhibit 3.1 to the Company's Annual
         Report Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by this reference.

3(i).2 Charter amendment recorded February 17, 1995, filed as Exhibit 4.3 to the Company's Current report on Form 8-K filed with the Commission on March 2, 1995, and incorporated hereby by this reference.

3(i).3*  Charter amendment, recorded April 8, 1998.

3(ii) Bylaws of the Company, as amended, filed as Exhibit 3(ii) to the Company's Amendment No. 2 to the Registration Statement on Form S-1 filed with the Commission on March 21, 1998, and incorporated herein by this reference.

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

4.6 Form of Trust Indenture with PNC Bank, N.A., as Trustee with regard to the 11% Secured Notes due 2005, containing specimen of the Note, filed as Exhibit 4.6 to the Company's Amendment No. 2 to the Registration
         Statement on Form S-1 filed with the Commission on March 21, 1998, and incorporated herein by this reference.

4.7      Form of Security and Pledge Agreement, filed as Exhibit 4.7 to the
         Company's Amendment No. 2 to the Registration Statement on Form S-1 filed with the Commission on March 21, 1998, and incorporated herein by this reference.

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

10.5     Form of Transponder Lease Agreement dated December 21, 1994, between
         Shop at Home, Inc. and Broadcast International, Inc., filed as Exhibit
         10.7 to the Company's Registration Statement on Form S-4 filed with the Commission on December 28, 1994, and incorporated herein by this reference.

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

10.37    Variable Rate Convertible Secured Note Due 2000 of the Company dated
         August 16, 1995, filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and filed with the Commission on September 30, 1996, and incorporated herein by this reference.


10.38    Security Agreement dated August 16, 1995, by and between the Company,
         MFP, Inc., and Global Network Television, Inc., filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended
         June 30, 1996 and filed with the Commission on September 30, 1996, and incorporated herein by this reference.

10.39 Restated Agreement dated January 26, 1996, and the First Amendment thereto dated March 7, 1996, by and between Richard Howard, Inc., and the Company, filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and filed with the Commission on September 30, 1996, and incorporated herein by this reference.

10.40    Majority Stock Purchase Agreement dated June 3, 1996, by and between
         Charles E. Walker, Broadcast, Cable and Satellite Technologies, Inc., and Urban Broadcasting Systems, Inc., filed as Exhibit 10.40 to the
         Company's Annual Report on Form 10-K for the fiscal year ended June 30,
         1996 and filed with the Commission on September 30, 1996, and incorporated herein by this reference.

10.41    Promissory Note dated September 5, 1996, made by the Company and
         Broadcast, Cable and Satellite Technologies, Inc., payable to Charles
         E. Walker, filed as Exhibit 10.41 to the Company's Annual Report on
         Form 10-K for the fiscal year ended June 30, 1996 and filed with the Commission on September 30, 1996, and incorporated herein by this reference.

10.42    Security Agreement dated September 5, 1996, by and between Broadcast,
         Cable and Satellite Technologies, Inc., and Charles E. Walker, filed as
         Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and filed with the Commission on September 30, 1996, and incorporated herein by this reference.

10.43    Employment Agreement between Kent E. Lillie and Shop at Home, Inc.
         dated July 1, 1997, filed as Exhibit 10.43 to the Company's Annual
         Report on Form 10-K for the fiscal year ended June 30, 1997 and filed with the Commission on September 29, 1997, and incorporated herein by this reference.

10.44    Asset Purchase Agreement dated September 23, 1997, between SAH
         Acquisition Corporation II, Global Broadcasting Systems, Inc., and
         Global Broadcasting Systems License Corp., filed as Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 and filed with the Commission on November 14, 1997, and incorporated herein by this reference.

10.45    Bill of Sale dated February 24, 1997 from Norwest Credit, Inc., to
         Collector's Edge of Tennessee, Inc, filed as Exhibit 10.45 to the
         Company's Registration Statement on Form S-1 filed with the Commission on January 14, 1998, and incorporated herein by this reference.

10.46    Credit and Security Agreement dated as of February 24, 1997, between
         Norwest Credit, Inc., and Collector's Edge of Tennessee, Inc., filed as
         Exhibit 10.46 to the Company's Registration Statement on Form S-1 filed with the Commission on January 14, 1998, and incorporated herein by this reference.


10.47    Loan Agreement dated November 28, 1997, between the Company and
         NationsBank of Tennessee, N.A., filed as Exhibit 10.47 to the Company's
         Registration Statement on Form S-1 filed with the Commission on January
         14, 1998, and incorporated herein by this reference.

10.48    Loan Note dated November 28, 1997 made by the Company payable to
         NationsBank of Tennessee, N.A., filed as Exhibit 10.48 to the Company's Registration Statement on Form S-1 filed with the Commission on January 14, 1998, and incorporated herein by this reference.

10.49    Amendment No.1 to Company's Omnibus Stock Option Plan filed as Appendix
         A to the Company's Proxy Statement on Schedule 14A for the fiscal year ended June 30, 1996, and filed with the Commission on November 18, 1996, and incorporated herein by this reference.

10.50    Form of options issued to directors dated June 19, 1997, filed as
         Exhibit 10.50 to the Company's Registration Statement on Form S-1 filed with the Commission on January 14, 1998, and incorporated herein by this reference.

10.51    Form of Transponder Use Agreement dated June 25, 1995, between the
         Company and B&P The SpaceConnection, filed as Exhibit 10.51 to the
         Company's Registration Statement on Form S-1 filed with the Commission on January 14, 1998, and incorporated herein by this reference.

11       Schedule of Computation of Net Income Per Share (in Note 12 to
         Consolidated Financial Statements of the Company for the period ended
         June 30, 1998, included herein)

21*      Subsidiaries of the Company.

27*      Financial Data Schedule.  (For SEC Use Only)

*  Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOP AT HOME, INC.

By:  /s/ Kent E. Lillie                       Date:   9/28/98
   --------------------------------------           ---------------------
   Kent E. Lillie
   President and Chief Executive Officer
   (Principal Executive Officer)

By:  /s/ James Bauchiero                      Date:   9/28/98
   --------------------------------------           ---------------------
   James Bauchiero
   Executive Vice President and
   Chief Financial Officer

By:  /s/ Joseph Nawy                          Date:   9/28/98
   --------------------------------------           ---------------------
   Joseph Nawy
   VP Finance (Principal Accounting
   Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities on the dates indicated.

Date:      9/28/98                           /s/ J.D. Clinton
      ---------------------------            -------------------------------
                                             J.D. Clinton, Director

Date:      9/28/98                           /s/ W. Paul Cowell
      ---------------------------            -------------------------------
                                             W. Paul Cowell, Director

Date:      9/28/98                           /s/ Kent E. Lillie
      ---------------------------            -------------------------------
                                             Kent E. Lillie, Director

Date:      9/28/98                           /s/ Joseph I. Overholt
      ---------------------------            -------------------------------
                                             Joseph I. Overholt, Director

Date:      9/28/98                           /s/ A.E. Jolley
      ---------------------------            -------------------------------
                                             A.E. Jolley, Director

Date:      9/28/98                           /s/ Frank A. Woods
      ---------------------------            -------------------------------
                                             Frank A. Woods, Director

Date:      9/28/98                            /s/ Patricia Mitchell
      ---------------------------            -------------------------------
                                             Patricia Mitchell, Director

Date:      9/28/98                           /s/ Daniel J. Sullivan
      ---------------------------            -------------------------------
                                             Daniel J. Sullivan, Director