Form 10-K/A
period 1998-06-30
SHOP AT HOME INC /TN/
filed 1998-10-09
CIK 810029

                        ---------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ----------

                                  FORM 10-K/A
(Mark One)

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

                            5388 Hickory Hollow Pkwy
                                P. O. Box 305249
                        Nashville, Tennessee 37230-5249
                     --------------------------------------
                    (Address of principal executive offices)

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

                                   Yes  x    No
                                      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the Common Stock held by non-affiliates of the registrant on September 24,1998 was $44,553,001.

         Number of shares of Common Stock outstanding as of September 24, 1998 was 23,249,417.

                       Documents Incorporated by Reference

         The Registrant's definitive Proxy Statement in connection with the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended June 30, 1998 is incorporated by reference in Part III of this Annual Report on Form 10-K.

         The undersigned registrant hereby amends and restates the following items of the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as set forth in the pages attached hereto:



                               TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I

Item 1.   Business......................................................... 3-14


PART II

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation............................................ 21-26

Item 8.   Financial Statements............................................ 27-52


PART IV

INDEX TO EXHIBITS......................................................... 58-64

SIGNATURE.................................................................... 65

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

        The Company's programming is provided to its owned and operated television stations as well as to a "network" of over 130 independently-owned television stations and cable systems throughout the country, located in over 111 of the 210 television markets. The Company's programming is viewable during all or part of the day by approximately 68 million cable households throughout North America, of which approximately 6 million cable households received the programming on essentially a full-time basis (20 or more hours per day) and approximately 62 million cable households received it on a part-time basis. For households that received the Company's viewable programming on a part-time basis, the average duration of viewable programming was 6.1 hours per day.

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

        Currently, the programming of the Company is viewable during all or a part of each day by approximately 68 million cable households throughout North America, of which approximately 6 million cable households received the programming on essentially a full-time basis (20 or more hours per day) and approximately 62 million cable households received it on a part-time basis. For households that received the Company's programming on a part-time basis, the average duration of viewable programming per day is approximately 6.1 hours, most of which is between the hours of midnight and 7:00 a.m. Currently, the Company estimates its programming is carried in approximately 15 million Full Time Equivalent ("FTE") Cable Households. The Company's full-time programming consists primarily of viewers in the San Francisco, Boston, Houston, Cleveland, Raleigh-Durham and Nashville markets.

        The following table sets forth certain information with respect to the Company's programming distribution to television cable households at June 30, 1998:

                       Number of Hours of Programming Available to Households per Day

                     0 to 3     3+ to 6      6+ to 9       9+ to 12     Over 12     Total
Number of
Households
  (in Millions)       11.2        39.0         8.1            2.5         7.4        68.2

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

        CUSTOMER CHARACTERISTICS. In June 1997, the Company obtained an independent study of the Company's customer base. The independent consultant that performed the study compared approximately 7,000 of the Company's customers to a national database. The study indicated that approximately 55% of the purchasers of the Company's products are male. In addition, the study indicated that approximately 57% of the Company's customers have incomes above $45,000 as compared to 44% in the national database. The study also indicated that a significant percentage of customers of the Company are in the 45-54 age bracket (28% as compared to 20% nationally).

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

                                                  YEAR ENDED JUNE 30,
                                             1998         1997        1996
                                      -------------------------------------
Net sales                                     100%         100%         100%

Cost of goods sold                           58.6         59.0         60.3



Gross profit                                 41.4         41.0         39.7

Salaries and wages                            7.4          8.1         10.1

Transponder and cable charges                17.7         17.6         14.8

Other general operating
        and administrative  expenses         10.6         10.4         14.5

Depreciation and amortization                 2.2          1.5          2.2

Other expense                                (1.1)        (1.2)        (1.8)

Income tax (expense)/benefit                  (.9)          .1           .3

Net income (loss)                             1.5          2.3         (3.5)

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

         OTHER GENERAL OPERATING AND ADMINISTRATIVE EXPENSES. Other general operating and administrative expenses for the year ended June 30, 1998 were $10,667,000, an increase of $3,524,000 or 49.3% over the year ended June 30, 1997, the principal elements of which were increases in credit card discounts of $723,000, increases in expenses related to the Company's relocation to Nashville of $558,000 and general increases related to the increase in sales volume.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the year ended June 30, 1998 were $2,188,000, an increase of $1,131,000 or 107% over the year ended June 30, 1997. This increase is a combination of a $454,000 increase in amortization related to the added license cost for KCNS in San Francisco, California, WRAY in Raleigh, North Carolina and WOAC in Cleveland, Ohio and a $436,000 increase in amortization of Collector's Edge licenses which did not exist in the prior year.

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

         OTHER GENERAL OPERATING AND ADMINISTRATIVE EXPENSES. Other general operating and administrative expenses for the year ended June 30, 1997 were $7,143,000, an increase of $1,229,000 or 20.8% over the year ended June 30, 1996, the principal elements of which were increases in telephone expenses of $255,000 and credit card discounts of $490,000, both of which are related to increased sales. While these expenses increased in absolute dollars, they decreased significantly as a percentage of sales due to escalating sales volumes which out paced these added variable expenses. With the planned relocation of the Company's operations to Nashville in late 1998, there is a potential for these expenses to increase until sufficient revenue growth is accomplished to support the additional infrastructure.

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

         At June 30, 1998 the Company had a positive net working capital position of $11,568,000, an increase of $16,210,000 from the 1997 amount. This increase was attributable to $5,416,000 internally generated cash from operations in addition to the Company successfully raising $115,250,000 through a combination of $75,000,000 in 11% Senior Secured Notes and $40,250,000 from the offering of 11,500,000 shares of common stock at $3.50 per share in March 1998. At June 30, 1998, the Company had $21,224,000 in cash after the $73,500,000 purchase of KCNS, San Francisco; WOAC, Cleveland; WRAY, Raleigh; and the acquisition and renovation of the new Nashville headquarters and broadcast facilities construction of approximately $14,000,000 to date. The Company also liquidated approximately $10,000,000 of pre-existing debt.

         The Company believes its current cash position along with internally generated funds from operations and the availability of its $5,000,000 line of credit will be sufficient to meet the Company's capital requirements during the next fiscal year.

YEAR 2000

         The Company has focused on Year 2000 with an inside-out approach and completed a survey to guide the process. The primary focus has been on Information Systems ("IS") which are at present nearly 100% compliant. The Company achieved compliance through systems replacement and believes that existing capital budgets are adequate for any remaining hardware and software replacements.

         The Company purchased its host IBM RS6000, model J50, and upgraded its IBM RS6000, model J40, in addition to adding a Y2K compliant backup disk system. The new version of the AIX operating system is also compliant. The Company's relocation to Nashville, Tennessee, helped compliance efforts by requiring the replacement of key network equipment.

         Since the move, the Company has upgraded approximately 90% of its computer systems to compliant Windows NT systems. Additionally, the PBX, voice response system and Aspect Callcenter software and server were all upgraded and are compliant. The only outstanding Year 2000 issues surround our WWW web server and a software program utilized by Human Resources. Thus, from an internal standpoint, Shop at Home is now more than 90% Y2K compliant.

         The Company plans to establish a Year 2000 committee by November 1, 1998. This committee will focus on businesses external to Shop At Home and will concentrate on systems and service suppliers which are electronically linked to the Company's business units. The Company has provided many major vendors with an EDI software package which is Y2K compliant and the Company is not presently aware of any material problems in the Year 2000 compliance plans of its major vendors or service providers; however, the committee will focus on risk analysis in relation to our credit card processor or other possible non-compliant vendors. A contingency plan will be established by June 1999 in the event that these service providers do not meet the compliance deadline.

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

COMMITMENTS (NOTES 5, 6, 9, 10, AND 18)

STOCKHOLDERS' EQUITY
     Common stock -- $.0025 par value,
     30,000,000 shares authorized 23,313,191 and
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

                                                          ADDITIONAL
                                                COMMON      PAID-IN      ACCUMULATED
                                                STOCK       CAPITAL        DEFICIT
Balance, June 30, 1995 (10,144,080 shares)       $ 25      $  8,935       $(6,441)

Issuance of common stock in connection
     with financing (100,000 shares)               --           250            --
Issuance of common stock in connection
     with conversion of preferred stock
     (2,000 shares)                                --            21            --
Exercise of employee stock options
     (126,000 shares)                              --           127            --
Issuance of common stock in payment of
     payable obligations (203,175 shares)           1           609            --
Preferred stock dividend accrued                   --           (14)           --
Net loss                                           --            --        (1,405)
                                                 ----      --------       -------

Balance, June 30, 1996 (10,575,255 shares)         26         9,928        (7,846)

Exercise of stock options (100,000 shares)          1           100            --
Exercise of employee stock options
     (20,000 shares)                               --            20            --
Issuance of common stock in payment of
     payable obligations (19,159 shares)           --            33            --
Preferred stock dividend accrued                   --           (14)           --
Net income                                         --            --         1,556
                                                 ----      --------       -------

Balance, June 30, 1997 (10,714,414 shares)         27        10,067        (6,290)

Exercise of stock warrants (200,000 shares)         1           226            --
Exercise of employee stock options
     (454,600 shares)                               1           506            --
Issuance of common stock in payment of a
     note (444,177 shares)-net                      1         1,190            --
Preferred stock dividend accrued                   --            --           (14)
Tax effect of non-qualified stock options          --            --           245
Issuance of 11,500,000 shares in connection
     with public offering, net of offering costs   28        36,859            --
Net income                                         --            --         1,513
                                                 ----      --------       -------
Balance, June 30, 1998 (23,313,191 shares)       $ 58      $ 48,848       $(4,546)
                                                 ====      ========       =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED JUNE 30,
                             (THOUSANDS OF DOLLARS)

                                                         1998          1997        1996
                                                       ---------     -------     -------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                      $   1,513     $ 1,556     $(1,405)
Gain on sale of assets                                      (900)         --          --
Non-cash items included in net income loss:
     Depreciation and amortization                         2,188       1,057         878
     Loss on sale of equipment                                --           3          19
     Deferred income taxes                                   290         (80)       (103)
     Deferred interest expense                               (32)         --          --
     Change in provision for inventory obsolescence           --          --         (88)
     Provision for bad debt                                  188          19          --
  Changes in current and non-current items:
     Accounts receivable                                  (1,003)     (2,928)        119
     Inventories                                          (1,240)       (651)       (230)
     Prepaid expenses and other assets                       755        (241)       (197)
     Accounts payable and accrued expenses                 3,498       8,915         805
     Deferred revenue                                        159      (1,405)      1,017
                                                       ---------     -------     -------
          Net cash provided by operations                  5,416       6,245         815
                                                       ---------     -------     -------

CASH FLOW FROM INVESTING ACTIVITIES:
     Note receivable-related party                          (800)         --          --
     Proceeds from note receivable-related party              12          --          --
     Cash payments for acquisitions                           --      (1,838)         --
     Purchase of property, plant and equipment           (16,800)     (1,056)       (507)
     Proceeds from sale of equipment                          --          --         400
     Purchase of assets                                     (187)     (1,857)         --
     Proceeds from sale of assets                            900          --          --
     Purchase of licenses                                (72,635)         --         (38)
                                                       ---------     -------     -------
          Net cash used by investing activities          (89,510)     (4,751)       (145)
                                                       ---------     -------     -------

CASH FLOW FROM FINANCING ACTIVITIES:
     Payment of dividends                                     --         (14)         --
     Exercise of stock options                               734         120         128
     Common stock issued                                  40,250          --          --
     Repayments of debt                                  (11,163)     (1,233)       (986)
     Additional long-term debt                            78,000       2,919       2,056
     Capital lease payments                                 (388)       (123)       (155)
     Payment of stock issuance costs                      (3,363)         --          --
     Payment of debt issuance costs                       (3,830)         --          --
                                                       ---------     -------     -------
          Net cash provided by financing activities      100,240       1,669       1,043
                                                       ---------     -------     -------

NET INCREASE IN CASH
                                                          16,146       3,163       1,713
     Cash beginning of period
     Cash end of period                                    5,078       1,915         202
                                                       ---------     -------     -------
                                                       $  21,224     $ 5,078     $ 1,915
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

        Earnings (Loss) Per Share. Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requires the presentation of basic EPS and diluted EPS. Basic income per share is computed by dividing net income available for common shareholders by the weighted average number of shares of common stock outstanding. Diluted income per share is computed by dividing adjusted net income by the weighted average number of shares of common stock and assumed conversions of dilutive securities outstanding during the respective periods. Dilutive securities represented by options, warrants, redeemable preferred stock and convertible debt outstanding have been included in the computation. The Company uses the treasury stock method for calculating the dilutive effect of options and warrants and the if converted method with respect to the effect of convertible securities.

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

        Stock-Based Compensation. The Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized. Certain pro forma disclosures as required by Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation", are included in Footnote 11.

        Recent Accounting Pronouncements. Effective December 31, 1997, the Company implemented Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure. The Statement consolidates disclosures required by several existing pronouncements regarding an entity's capital structure. The Company's disclosures are already in compliance with such pronouncements and, accordingly, SFAS 129 does not require any change to existing disclosures.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement is effective for fiscal years beginning after December 31, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company is evaluating SFAS 131 to determine the impact, if any, on its reporting and disclosure requirements.

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

NOTE 2 -- PROPERTY AND EQUIPMENT

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

NOTE 3 -- INVENTORY

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
                                              =======       =======

NOTE 4 -- CAPITAL LEASES

        The Company has acquired various equipment under the provisions of long-term leases.

        Future minimum lease payments under capitalized leases are as follows at June 30, 1998:

           1999                                                    $     207
           2000                                                          207
           2001                                                           73
                                                                   ----------
           Total minimum lease payments                                  487
           Less amount representing interest                             (72)
                                                                   ----------
           Present value of minimum lease payments                 $     415
           Less current portion                                         (161)
                                                                   ----------
           Long-term portion                                       $     254
                                                                   ==========

NOTE 5 -- LONG-TERM DEBT
        Long-term debt consists of the following:

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

ISSUANCE OF $75,000 OF 11% SENIOR SECURED NOTES

         In March 1998, the Company issued $75,000 of 11% Senior Secured Notes Due 2005 ("Notes"). Interest on the Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 1998. The Notes are not redeemable at any time prior to April 1, 2002. On or after April 1, 2002, the Notes will be redeemable at the option of the Company, in whole or in part, at the redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. Upon the occurrence of a change of control, holders of the Notes will have the right to require the Company to repurchase their Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

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

NOTE 6 -- REDEEMABLE PREFERRED STOCK

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

NOTE 7 -- COMMON STOCK

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

        The Company also issued shares of common stock in connection with the acquisition of BCST. In October 1997, the Company issued 444,177 shares of common stock in connection with the conversion of a 10.75% note payable in the amount of $1,190, net of $143 of deferred interest. This note was being amortized in monthly installments of $43 and was due September 2000. The conversion of this note reduced interest expense by approximately $75 in the fiscal year ending June 30, 1998.

        The Company's Board of Directors approved the authorization of 30,000,000 shares of nonvoting common stock which was approved by shareholders at the Annual Meeting held March 6, 1998. There are no shares issued for this class of stock.

NOTE 8 -- INCOME TAXES

        The components of temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at June 30, 1998 and 1997, are as follows:

                                                                    JUNE 30,
                                                               1998          1997
                                                               ----          ----
          Deferred tax assets:
               Net operating loss carryforwards
                    and AMT credits                          $   919       $   390
               Accruals                                          990         1,342
               Valuation allowance                                --            --
                                                             -------       -------
                         Total deferred tax assets           $ 1,909       $ 1,732
                                                             =======       =======
          Deferred tax liabilities:
               Licenses                                      $ 3,945       $ 3,727
               Depreciation                                      525           276
                                                             -------       -------
                         Total deferred tax liabilities        4,470         4,003
                                                             -------       -------
                         Net deferred tax liabilities        $(2,561)      $(2,271)
                                                             =======       =======

          Current deferred tax asset                         $   990       $ 1,342
          Long-term deferred tax liabilities                  (3,551)       (3,613)
                                                             -------       -------
          Net deferred tax liabilities                       $(2,561)      $(2,271)
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

        Income tax expense (benefit) varies from the amount computed by applying the federal corporate income tax rate of 34% to income (loss) before income taxes as follows:

                                                            YEARS ENDED JUNE 30,
                                                       1998          1997       1996
                                                       ----          ----       ----
Computed "expected" income tax expense (benefit)      $   830       $ 502       $(499)
Increase (decrease) in income taxes resulting
    from:
          State income tax expense (benefit), net
               of federal effect                           98          74         (58)
          Change in valuation allowance                    --      (1,043)        362
          Nondeductible portion of meals
               and entertainment                           38          17           8
          Other                                           (39)        370          84
                                                      -------       -----       -----
          Actual income tax expense (benefit)         $   927       $ (80)      $(103)
                                                      =======       =====       =====

        The components of income tax expense (benefit) for the years ended June 30, 1998 and 1997, are as follows:

                                                   YEARS ENDED JUNE 30,
                                                     1998        1997     1996
                                                     ----        ----     ----
         Current:
              State                                  $ 101       $  --    $  --
              Federal                                  536          --       --
                                                     -----       -----    -----
                                                       637          --       --
                                                     -----       -----    -----
         Deferred:
              State                                     46          74      (59)
              Federal                                  244        (154)     (44)
                                                     -----       -----    -----
                                                       290         (80)    (103)
                                                     -----       -----    -----
                        Total expense (benefit)      $ 927       $ (80)   $(103)
                                                     =====       =====    =====

        In connection with the acquisition of BCST in 1997, the Company reduced the valuation allowance for deferred tax assets by $188, representing the effect of the deferred tax liabilities expected to reverse in the net operating loss carry forward period. The reduction of the valuation allowance was effected by reducing intangible asset balances recorded as a result of the acquisitions.

        Recognition of a deferred tax asset is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized through the amortization of the license intangible.

NOTE 9 -- COMMITMENTS

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

        The Company has agreements with various affiliated television and cable system operators to purchase air time. The terms of the agreements vary from week-to-week to one year periods and are generally cancellable on 30 days notice.

NOTE 10 -- RELATED PARTY TRANSACTIONS

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


        In August 1997, $300 of a total commitment of $800 was loaned to an officer of the Company in accordance with the officer's employment agreement. This note is noninterest bearing and is repayable at 10% of any bonus above the officer's base salary. Any unpaid amount becomes due on the earlier of termination of employment or June 30, 2002. In October 1997, the Company advanced the additional $500 to this officer under the terms of this agreement. Interest was imputed at a rate of 5.6%, which resulted in a discount of $160. At June 30, 1998, $12 of this loan has been repaid.


NOTE 11 -- STOCK OPTIONS AND WARRANTS

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

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants in the years ended June 30, 1998, 1997 and 1996, respectively: dividend yield of 0%; expected volatility of 65%; risk-free interest rate of 5.5%, 6.0% and 6.5%; and expected life of 7.5 years.

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

                                                      OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE

                                                           WEIGHTED
                                                           AVERAGE         WEIGHTED                           WEIGHTED
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

NOTE 12 -- EARNINGS PER SHARE

        The following table sets forth for the periods indicated the calculation of net earnings (loss) per share included in the Company's Consolidated Statements of Operations:

                                                        YEARS ENDED JUNE 30,
                                                  -------------------------------
                                                  1998          1997          1996
                                                  ----          ----          ----
    Numerator:
         Net income (loss)                      $  1,513      $  1,556      $ (1,405)
         Preferred stock dividends                   (14)          (14)          (14)
                                                --------      --------      --------
         Numerator for basic earnings per
              share-income available to
              common stockholders                  1,499         1,542        (1,419)

         Effect of dilutive securities:
              Preferred stock dividends               14            14            14
              Interest on convertible debt            50           175            --
                                                --------      --------      --------
         Numerator for diluted earnings per
              share-income available to
              common stockholders after
              assumed conversions               $  1,563      $  1,731      $ (1,405)
                                                ========      ========      ========

    Denominator:
         Denominator for basic earnings per
              share-weighted-average shares       14,511        10,651        10,284

         Effect of dilutive securities:
              Employee stock options                 436           528            --
              Non employee options                   204           150            --
              Warrants                             2,088         2,268            --
              Convertible preferred stock            138           138            --
              Convertible debt                       119           533            --
                                                --------      --------      --------
         Denominator for diluted earnings per
              share-adjusted weighted-average
              shares and assumed conversions      17,496        14,268        10,284
                                                ========      ========      ========

    Basic earnings (loss) per share             $    .10      $    .14      $   (.14)
                                                ========      ========      ========

    Diluted earnings (loss) per share           $    .09      $    .12      $   (.14)
                                                ========      ========      ========

NOTE 13 -- EMPLOYEE BENEFIT PLAN

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

NOTE 14 -- CONCENTRATIONS OF CREDIT RISK

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

NOTE 15 -- ACQUISITION OF BROADCAST CABLE & SATELLITE TECHNOLOGIES, INC.

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


NOTE 16 -- COLLECTOR'S EDGE OF TENNESSEE, INC.

        On February 25, 1997, Collector's Edge of Tennessee, Inc. was formed to acquire the assets of a former trading card wholesaler. Collector's is a trading card wholesaler whose principal assets are licenses from National Football League Properties, Inc. and National Football League Players, Inc.

        Collector's was initially funded through the purchase by the Company of $750 of preferred stock and a working capital loan of $400. The preferred stock was subsequently converted into common stock of Collector's. In addition, Collector's assumed a term note in the amount of $1.9 million, and borrowed an additional $1.0 million from a financial institution. The note is guaranteed by the Company and collateralized by BCST and was repaid in March 1998.

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
                                                                ==========


NOTE 17 -- ACQUISITION BY SAH ACQUISITION CORPORATION II

        On March 27, 1998, SAH Acquisition Corporation II, a wholly-owned subsidiary of the Company, acquired the assets and broadcast licenses of television stations KCNS, San Francisco, California; WRAY, Wilson, North Carolina (Raleigh market); and WOAC, Canton, Ohio (Cleveland market). The stations were purchased pursuant to an Asset Purchase Agreement dated September 23, 1997 by and between Global Broadcasting Systems, Inc., its affiliate ("Global") and SAH Acquisition Corporation II. The acquisition of the stations was accounted for by the Company as an acquisition of assets and not the acquisition of a "business," as defined in SEC Rule 210.11-01(d). The Company reached this conclusion because, with the exception of a de minimis period of time, none of the acquired stations had been historically operated as a broadcast outlet for home shopping programming by Global or the predecessor in title, and the Company concluded that there was no continuity of revenues from those stations from which relevant historical information could be derived. The total purchase price paid by SAHII to Global in connection with the acquisition was $52,350,000. In connection with the assignment of the Executory Contract, SAHII purchased WOAC for total purchase price of $23,500,000.

NOTE 18 --CONTINGENCIES

        The Company is subject to claims in the ordinary course of business. Management does not believe the resolution of such claims will result in a material adverse effect on the future financial condition, results of operations, or cash flows of the Company.


YEAR 2000

         The Company has focused on Year 2000 with an inside-out approach and completed a survey to guide the process. The primary focus has been on Information Systems ("IS") which are at present nearly 100% compliant. The Company achieved compliance through systems replacement and believes that existing capital budgets are adequate for any remaining hardware and software replacements.

         The Company purchased its host IBM RS6000, model J50, and upgraded its IBM RS6000, model J40, in addition to adding a Y2K compliant backup disk system. The new version of the AIX operating system is also compliant. The Company's relocation to Nashville, Tennessee, helped compliance efforts by requiring the replacement of key network equipment.

         Since the move, the Company has upgraded approximately 90% of its computer systems to compliant Windows NT systems. Additionally, the PBX, voice response system and Aspect Callcenter software and server were all upgraded and are compliant. The only outstanding Year 2000 issues surround our WWW web server and a software program utilized by Human Resources. Thus, from an internal standpoint, Shop at Home is now more than 90% Y2K compliant.

        The Company plans to establish a Year 2000 committee by November 1, 1998. This committee will focus on businesses external to Shop At Home and will concentrate on systems and service suppliers which are electronically linked to the Company's business units. The Company has provided many major vendors with an EDI software package which is Y2K compliant and the Company is not presently aware of any material problems in the Year 2000 compliance plans of its major vendors or service providers; however, the committee will focus on risk analysis in relation to our credit card processor or other possible non-compliant vendors. A contingency plan will be established by June 1999 in the event that these service providers do not meet the compliance deadline.

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

NOTE 19 -- INDUSTRY SEGMENTS

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
                                                 ===========         ==========

NOTE 20 -- SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The following is summarized condensed consolidating financial information for the Company, segregating the Parent from the guarantor subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of the Company and guarantees are full, unconditional, joint and several.


                        CONSOLIDATING BALANCE SHEET DATA

                                              JUNE 30, 1998                                 JUNE 30, 1997
                                   PARENT     SUBSIDIARIES   CONSOLIDATED      PARENT       SUBSIDIARIES   CONSOLIDATED
                                   ------     ------------   ------------      ------       ------------   ------------
Assets:
Cash and cash equivalents        $  20,848      $     376      $  21,224      $   4,757      $     321      $   5,078
Accounts receivable                 88,307          3,505          3,830          7,938            244          3,296
Inventories                          4,061            271          4,332          2,778            484          3,262
Prepaid expenses                       301            103            404            384             74            458
Deferred tax assets                    990             --            990          1,342             --          1,342
                                 ---------      ---------      ---------      ---------      ---------      ---------
Total current assets               114,507          4,255         30,780         17,199          1,123         13,436

Notes receivable                     1,060             --            660            400             --             --
Property and equipment,
     net                            13,756          6,801         20,557          1,321          3,112          4,434
FCC and NFL licenses, net              157         84,673         84,831            162         13,261         13,423
Goodwill, net                          574          1,958          2,532            590            254          1,990
Other assets                         4,406              4          4,410            438          1,835          1,127
Investment in subsidiaries          10,361             --             --         10,360             --             --
                                 ---------      ---------      ---------      ---------      ---------      ---------
Total assets                     $ 144,821      $  97,691      $ 143,770      $  30,470      $  19,585      $  34,410
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

            CONSOLIDATING STATEMENT OF OPERATIONS AND CASH FLOW DATA


                                  JUNE 30, 1998                        JUNE 30, 1997                      JUNE 30, 1996
                        PARENT    SUBSIDIARIES  CONSOLIDATED  PARENT   SUBSIDIARIES CONSOLIDATED PARENT   SUBSIDIARIES CONSOLIDATED
                        ------    ------------  ------------  ------   ------------ ------------ ------   ------------ ------------

Net sales               $ 92,450    $  8,685    $100,518    $ 66,858    $  2,977    $ 68,832   $  40,016    $  2,317    $ 40,675
Cost of sales             54,980       4,379      58,862      40,328         298      40,626      24,516          --      24,516
Operating expenses        33,958       4,111      38,069      24,944       2,992      25,882      17,128       2,511      16,930
Income (loss) from
   operations              3,512         195       3,587       1,586        (313)      2,324      (1,628)       (194)       (771)
Interest expense, net     (2,709)       (184)     (2,850)       (929)       (150)     (1,080)       (794)         (1)       (795)
Other income/(expense)     2,813       (1067)      1,703       1,282          --         232       1,107           1          57
                        --------    --------    --------    --------    --------    --------   ---------    --------    --------
Income (loss) before
   taxes                   3,616       (1056)      2,440       1,939        (463)      1,476      (1,315)       (194)     (1,509)
Income tax expense
   (benefit)               1,419        (446)        927        (100)         20         (80)       (103)       --          (104)
                        --------    --------    --------    --------    --------    --------   ---------    --------    --------
Net income (loss)       $  2,197    $   (610)   $  1,513    $  2,039    $   (483)   $  1,556   $  (1,212)   $   (194)   $ (1,405)
                        ========    ========    ========    ========    ========    ========   =========    ========    ========
CASH FLOWS
Cash provided by
   (used in)
   operations           $(75,395)   $ 80,811    $  5,416    $  2,926    $  3,319    $  6,245   $  (1,159)   $  1,974    $    815
Cash provided by
   (used in)investing
    activities           (12,763)    (76,747)    (89,510)      2,515      (8,017)     (4,751)      1,754      (1,899)       (145)
Cash provided by
    (used in)
    financing
    activities           104,248      (4,008)    100,240      (2,547)      4,967       1,669       1,075         (32)      1,043
                        --------    --------    --------    --------    --------    --------   ---------    --------    --------
Increase in cash          16,090          56      16,146       2,894         269       3,163       1,670          43       1,713
Cash at beginning of
    Period                 4,757         321       5,078       1,863          52       1,915         193           9         202
                        --------    --------    --------    --------    --------    --------   ---------    --------    --------
Cash at end of
    period              $ 20,847    $    377    $ 21,224    $  4,757    $    321    $  5,078   $   1,863    $     52    $  1,915
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

3(i).3 Charter amendment, recorded April 8, 1998, filed as Exhibit 3(i).3 to the Company's Annual Report on Form 10-K filed with the Commission on September 28, 1998, and incorporated herein by this reference.

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

21       Subsidiaries of the Company, filed as Exhibit 21 to the Company's
         Annual Report on Form 10-K filed with the Commission on September 28,
         1998, and incorporated herein by this reference.

27 Financial Data Schedule (For SEC Use Only), filed as Exhibit 27 to the Company's Annual Report on Form 10-K filed with the Commission on September 28, 1998, and incorporated herein by this reference.

SIGNATURE

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOP AT HOME, INC.

By:  /s/ Joseph Nawy                          Date:   10/9/98
   --------------------------------------           ---------------------
   Joseph Nawy
   VP Finance (Principal Accounting
   Officer)