Form 10-Q
period 1998-09-30
SHOP AT HOME INC /TN/
filed 1998-11-04
CIK 810029

                              ___________________

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                              ___________________

                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


      For the Quarter Ended                    Commission File Number
        September 30, 1998                             0-25596

                               SHOP AT HOME, INC.
             (Exact name of registrant as specified in its charter)


      TENNESSEE                                            62-1282758
      ---------                                            ----------
      (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)              Identification No.)


                           5388 Hickory Hollow Parkway
                                P. O. Box 305249
                         Nashville, Tennessee 37230-5249
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (615) 263-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Common Stock $.0025 par value                      23,249,417
             (Title of class)                  (Shares outstanding at
                                                  September 24, 1998)

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                                      Index
                 Three Months Ended September 30, 1998 and 1997
   --------------------------------------------------------------------------





Part I        FINANCIAL INFORMATION


     Item 1 - Financial Statements

        Condensed Consolidated Balance Sheets                        3

        Condensed Consolidated Statements of Operations              4

        Condensed Consolidated Statements of  Cash Flows           5-6

        Notes to Condensed Consolidated Financial Statements       7-9


     Item 2 - Management's Discussion And Analysis Of
              Financial Condition And Results Of Operations      10-15


Part II       OTHER INFORMATION                                     16

     Item 1 - Legal Proceedings

     Item 2 - Changes in Securities

     Item 3 - Defaults upon Senior Securities

     Item 4 - Submission of Matters to a Vote of Security Holders

     Item 6 - Exhibits and Reports on Form 8-K

              Exhibit 27 - Financial Data Schedule (For SEC use only)



                                                 SHOP AT HOME, INC. AND SUBSIDIARIES
                                                Condensed Consolidated Balance Sheets
                                                       (Thousands of Dollars)

------------------------------------------------------------------------------------------------------------------------------


                                                                                September 30,                    June 30,
                                                                                     1998                          1998
                                                                               -----------------             -----------------
                                                                                 (Unaudited)
ASSETS
Cash and cash equivalents                                                       $        12,998                $       21,224
Accounts receivable                                                                       4,257                         3,830
Inventories                                                                               4,638                         4,332
Prepaid expenses                                                                            716                           404
Deferred tax assets                                                                         990                           990
                                                                               -----------------             -----------------
     Total current assets                                                                23,599                        30,780

Notes receivable-related party, net of discount of $126                                     667                           660
Property & equipment, net                                                                25,348                        20,557
FCC  and NFL licenses, net                                                               84,179                        84,831
Goodwill, net                                                                             2,491                         2,532
Other assets                                                                              4,677                         4,410
                                                                               -----------------             -----------------
     Total assets                                                               $       140,961                $      143,770
                                                                               =================             =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                           $        16,658                $       18,784
Current portion - capital leases and long-term debt                                           -                           161
Deferred revenue                                                                            515                           267
                                                                               -----------------             -----------------
     Total current liabilities                                                           17,173                        19,212


Long-term debt                                                                           75,000                        75,254

Deferred income taxes                                                                     3,404                         3,551

Redeemable Preferred Stock
  $10 par value, 1,000,000 shares authorized,
  137,943 shares issued and outstanding at
  September 30, 1998 and June 30, 1998                                                    1,393                         1,393

Stockholders' equity:
Common stock - $.0025 par value,
  30,000,000 shares authorized, 23,249,417 and
  23,313,191 shares issued at
  September 30, 1998 and June 30, 1998, respectively                                         58                            58
Additional paid in capital                                                               48,720                        48,848
Accumulated deficit                                                                      (4,787)                       (4,546)
                                                                               -----------------             -----------------
     Total liabilities and stockholders' equity                                 $       140,961                $      143,770
                                                                               =================             =================

          The accompanying notes are an integral part of the condensed consolidated financial statements.



                                                          SHOP AT HOME, INC
                                                         . AND SUBSIDIARIES
                                           Condensed Consolidated Statements of Operations
                                                       (Thousands of Dollars)


-----------------------------------------------------------------------------------------------------------------------------------


                                                       Three Months Ended September 30,
                                                       ----------------------------------
                                                            1998               1997
                                                       ----------------   ---------------
                                                                  (Unaudited)

Net sales                                                 $     33,818       $    21,229

Cost of sales                                                   19,921            12,348
                                                       ----------------   ---------------

        Gross profit                                            13,897             8,881
                                                       ----------------   ---------------

Operating expenses
     Salaries and wages                                          2,631             1,617
     Transponder and cable charges                               5,882             3,854
     Other general and
        administrative expenses                                  2,818             2,369
     Depreciation and amortization                               1,034               386
     Non-recurring and
        move-related expenses                                      254                 -
                                                       ----------------   ---------------
        Total operating expenses                                12,619             8,226
                                                       ----------------   ---------------

Operating income                                                 1,278               655


Other income                                                       339               105
Interest expense                                                (2,001)             (284)
                                                       ----------------   ---------------
Income (loss) before income taxes                                 (384)              476

Income tax expense (benefit)                                      (146)              109
                                                       ----------------   ---------------

Net income (loss)                                         $       (238)      $       367
                                                       ================   ===============

Basic Earnings (Loss) Per Share                           $      (0.01)      $      0.03
                                                       ================   ===============

Diluted Earnings (Loss) Per Share                         $      (0.01)      $      0.02
                                                       ================   ===============








          The accompanying notes are an integral part of the condensed consolidated financial statements.



                                                 SHOP AT HOME, INC. AND SUBSIDIARIES
                                           Condensed Consolidated Statements of Cash Flows
                                           Three Months Ended September 30, 1998 and 1997
                                                       (Thousands of Dollars)

----------------------------------------------------------------------------------------------------------------------------

                                                                                     1998                       1997
                                                                                  (Unaudited)                (Unaudited)
                                                                               ------------------         ------------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $          (238)           $            367
Gain on sale of asset
Non-cash items included in net income (loss):
     Depreciation and amortization                                                        1,034                         386
     Deferred income taxes                                                                 (148)                        108
     Deferred interest expense                                                               (7)                          -
     Provision for bad debts                                                                   -                        210
Changes in current and non-current items:
     Accounts receivable                                                                   (433)                       (601)
     Inventories                                                                           (305)                        196
     Prepaid expenses and other assets                                                     (579)                       (436)
     Accounts payable and accrued expenses                                               (2,128)                     (2,209)
     Deferred revenue                                                                       248                          15
                                                                                                          ------------------
                                                                               ------------------
         Net cash (used in) operations                                                   (2,556)                     (1,964)
                                                                               ------------------         ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Goodwill                                                                                 -                        (51)
     Note receivable-related party                                                            -                       (300)
     Purchase of property, plant and equipment                                           (5,086)                       (202)
     Other assets                                                                             -                     (1,021)
         Net cash used in investing activities
                                                                               ------------------         ------------------
                                                                                         (5,086)                     (1,574)
                                                                               ------------------         ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Exercise of stock options and warrants                                                   -                       360
     Retirement of common stock                                                            (169)                         -
     Repayments of debt                                                                       -                      (639)
     Capital lease payments                                                                (415)                         -
                                                                               ------------------         ------------------
         Net cash used in financing activities                                             (584)                      (279)
                                                                               ------------------         ------------------

NET DECREASE IN CASH                                                                     (8,226)                    (3,817)
   Cash beginning of period                                                              21,224                      5,078
                                                                               ------------------         ------------------
   Cash end of period                                                           $        12,998            $         1,261
                                                                               ==================         ==================












          The accompanying notes are an integral part of the condensed consolidated financial statements.


                                                 SHOP AT HOME, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Statements of Cash Flows (Continued)
                                           Three Months Ended September 30, 1998 and 1997
                                                       (Thousands of Dollars)


--------------------------------------------------------------------------------------------------------------------------------

                                                                         1998                                   1997
                                                               --------------------------             --------------------------
                                                                      (Unaudited)                            (Unaudited)
SCHEDULE OF NONCASH FINANCING ACTIVITIES


Stock issued for loan guarantee
     of accounts payable                                        $                     40               $                      -
                                                               ==========================             ==========================


Assets acquired through capital lease                           $                      -               $                    149
                                                               ==========================             ==========================
































          The accompanying notes are an integral part of the condensed consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 1998 (Unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All dollar values in tables and the financial statements have  been expressed in
(000s) except for per share data. The financial information included herein is unaudited: however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations of the interim periods. The condensed consolidated balance sheet data for the fiscal year ended June 30, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accounting policies followed by the Company are set forth in the Company's financial statements in the Shop At Home, Inc. and Subsidiaries Annual Report on Form 10-K/A for the fiscal year ended June 30, 1998.

Certain  amounts  in  the  prior  periods'  condensed   consolidated   financial
statements have been reclassified for comparative purposes to conform to the current year presentation.


NOTE 2 - INVENTORY

The components of inventory at September 30, 1998 and June 30, 1998 are as follows:


                            September 30, 1998              June 30, 1998
                           --------------------         -------------------
                                         (Thousands of Dollars)

Work in process              $             112            $            152
Finished goods                           4,575                       4,201
                           --------------------         -------------------
                                         4,687                       4,353
Allowance                                  (49)                        (21)
                           --------------------         -------------------

Total                        $           4,638            $          4,332
                           ====================         ===================


NOTE 3 - STOCK TRANSACTION

The Company's Board of Directors authorized management to repurchase in the open market, at its discretion, up to 2 million shares of the Company's common stock. Shares purchased under this program will be retired in accordance with the terms of the Indenture. By the end of September 1998, the Company had repurchased a total of 75,000 shares at a cost of $169.

NOTE 4 - NET INCOME/(LOSS) PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and assumed conversions of dilutive securities and potential common shares outstanding during the respective periods. Dilutive securities are represented by options, warrants, redeemable preferred stock and convertible debt outstanding and are included in the computation only for periods in which net income was generated.

The following table sets forth for the periods indicated the calculation of net earnings per share:

                                                  Three Months Ended
                                                     September 30,
                                                 1998              1997
                                            ---------------    --------------

Numerator:
     Net income (loss)                       $       (238)       $       367
     Preferred stock dividends                         (3)                (3)
                                            ---------------    --------------
     Numerator for basic earnings per share-
       income (loss) available to
       common stockholders                           (241)               364
     Effect of dilutive securities:
        Preferred stock dividends                       3                  3
        Interest on convertible debt                    -                (48)
                                            --------------     ---------------
Numerator for diluted earnings per share-
        income (loss) available to common
        stockholders after assumed
        conversions                          $       (238)       $       319
                                            ===============    ===============

Denominator:
     Denominator for basic earnings per share-
        weighted-average sha                   23,297,515         10,925,718
                                            ---------------    ---------------
     Effect of dilutive securities:
        Employee stock options and warrants             -          2,754,731
        Convertible preferred stock                     -            137,943
        Convertible debt                                -            475,026
                                            ---------------    ---------------
     Dilutive potential common shares                   -          3,367,700
                                            ---------------    ---------------
Denominator for diluted earnings per share-
     adjusted weighted-average shares and
     assumed conversions                       23,297,515         14,293,418
                                            ===============    ===============

Basic earnings per share                     $      (0.01)      $       0.03
                                            ===============    ===============
Diluted earnings per share                   $      (0.01)      $       0.02
                                            ===============    ===============

NOTE 5- MANAGEMENT STOCK OPTIONS OUTSTANDING

At September 30, 1998, options to purchase up to 1,898,000 shares of common stock, including 75,000 shares issued to outside directors, at prices ranging from $1.00 to $3.75 per share were outstanding to employees and members of management. Options vest annually over a period of up to five years. The options expire the earlier of 5 years from date of vesting or 30 days after termination of employment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the financial condition and results of operations of the Company is qualified in its entirety by the more detailed information and financial data, including the Consolidated Financial Statements and Notes thereto included elsewhere herein.

GENERAL

         The Company, founded in 1986, is a nationally televised home shopping retailer offering high-quality merchandise, at prices below those generally available from traditional retailers and catalogs, as well as unique merchandise and memorabilia that may be unavailable or have limited availability elsewhere. The Company derives revenues primarily from the sale of merchandise marketed through its home shopping programming carried by television stations owned by the Company, by television stations with whom the Company has entered into agreements to purchase broadcast time, by the carriage of those television broadcasts on cable television systems under the "must-carry" or retransmission consent provisions of federal law, by the direct carriage on cable television systems under agreements with cable system operators and by the direct reception of the Company satellite transmission by individuals who own satellite downlink equipment. Beginning in 1997, another source of revenues has been the Company's wholly-owned subsidiary, Collector's Edge of Tennessee, Inc., ("Collector's Edge"). Collector's Edge is engaged in the business of wholesale sales of sports trading cards under license with National Football League Properties, Inc., and National Football Players, Incorporated. Collector's Edge was organized in February, 1997 and acquired the assets of an existing company that had been engaged in the same business for approximately four years. The Company also receives some revenues from the sale of broadcast time on its owned television stations for the broadcast of infomercials.

         As of September 30, 1998, the Company's programming was viewable during all or a part of each day by approximately 65 million cable households, of which approximately 6.1 million cable households receive the programming on essentially a full-time basis (20 or more hours per day) and the remaining 58.9 million cable households receive it on a part-time basis. In order to measure its performance in a manner that reflects both the growth of the Company and the nature of its access to part-time cable households, the Company uses a cable household full-time equivalent method to measure the reach of the Company's programming which accounts for both the quantity and quality of time available to the Company. To derive this full-time equivalent cable household base ("FTE Cable Household"), the Company has developed a methodology to assign a relative value of each daypart to the Company's overall sales, which is based on sales in markets where the programming is carried on a full-time basis. While the weighting of each daypart has a subjective element, the Company believes that changes in the number of FTE Cable Households provide a measure of the growth of the Company and applies this methodology to all affiliates. Accordingly, the Company uses the revenue per average FTE Cable Household as a measure of pricing new affiliate contracts and estimating their anticipated revenue performance.

         The Company owns and operates five UHF television stations located in the San Francisco, Boston, Houston, Cleveland and Raleigh markets, four of which are among the top 13 television markets in the United States.

         Principal elements in the Company's cost structure are (i) cost of goods sold, (ii) transponder and cable costs, and (iii) salaries and wages. The Company's cost of goods sold is a direct result of both the product mix and the Company's ability to negotiate more favorable prices from its vendors.
Transponder  and  cable  costs  include   expenses  related  to  carriage  under
affiliation and transponder agreements. Carriage costs have increased on an absolute basis in recent years. The Company's increased carriage costs are primarily attributable to the initiation of the Company's programming in new markets. FTE Cable Households have grown from 9.1 million at September 30, 1997, to 15.2 million at September 30, 1998. The Company expects this trend will continue as the Company enters new markets and expands the number of hours in its part-time markets.

OVERVIEW OF RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage relationship to net sales of certain items included in the Company's Condensed Consolidated Statements of Operations:

                                         Three Months Ended September 30,
                                         1998                       1997
                                ----------------------     --------------------

Net sales                                     100.0%                 100.0%

Cost of sales                                  58.9                   58.2

Gross profit                                   41.1                   41.8

Salaries & wages                                7.8                    7.6
Transponder & cable                            17.4                   18.2
Other general operating and
   administrative expense                       8.3                   11.2
Depreciation & amortization                     3.0                    1.8
Non-recurring and move-related
   expenses                                     0.8                      -
Total operating expenses                       37.3                   38.8

Other income                                    1.0                    0.5
Interest expense                               (5.9)                  (1.3)

Net income (loss) before income
   taxes                                       (1.1)                   2.2
Income tax expense (benefit)                   (0.4)                   0.5

Net income (loss)                              (0.7)                   1.7




THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997

         REVENUES. The Company's revenues for the quarter ended September 30, 1998, were $33.8 million, an increase of 59.3% from revenues of $21.2 million for the same quarter in 1997. The core business of the shopping network accounted for 94.2% of revenues on an average of 15.2 million FTE Cable Households in the quarter ended September 30, 1998 compared to an average of 8.7 million FTE Cable Households in the 1997 quarter, representing a 73.6% increase in FTEs. The remaining 5.8% of the 1998 increase in revenues resulted from approximately $1.9 million in sales from Collector's Edge, as compared to $1.4 million in sales for the same quarter in 1997.

Also included in net sales was infomercial income, generated by the Company's television stations in Boston and Houston of $304 compared to $271 in the comparable 1997 quarter representing a 12.2% increase.

         GROSS PROFITS. The gross profit margin for the quarter ended September 30, 1998 decreased to 41.1% from 41.8% in the comparable quarter of the prior year. The decrease is primarily attributable to smaller profit margins generated in sports and electronics product categories in 1998.

         SALARIES AND WAGES. Salaries and wages for the quarter ended September 30, 1998, were $2.6 million, an increase of 62.7% compared to the comparable 1997 quarter. Salaries and wages as a percent of sales, however, increased slightly to 7.8% from 7.6%. This increase is attributable to the Company's investment in management and operating personnel to continue to build an infrastructure to support growth and expansion.

         TRANSPONDER AND CABLE. Transponder and cable costs for the quarter ended September 30, 1998 were $5.9 million, an increase of $2 million or 52.6% compared to the comparable 1997 quarter. During the same period full-time equivalent households grew 73.6%. Carriage costs decreased as a percentage of sales from 18.2% to 17.4%. This reflects management's efforts to reduce carriage costs by either dropping or renegotiating contracts where carriage costs exceed targets. Carriage costs as a percentage of sales initially tend to be higher in periods during which the Company enters a new market. Due to the fixed nature of this expense, however, the ratio of expense to sales usually decreases as the viewing audience grows and related sales increase. As a market matures, if carriage costs do not migrate down toward the target, management attempts to renegotiate the carriage contract and may exit a market if acceptable margins cannot be obtained..

         OTHER GENERAL OPERATING AND ADMINISTRATIVE EXPENSES. Other general, operating and administrative expenses for the quarter ended September 30, 1998 were $2.8 million, an increase of $449 or 19.0% compared to the comparable 1997 quarter. This increase is primarily attributable to an increase in credit card fees and telephone costs related to the increase in sales, and to increases in utilities, rent and payroll taxes. With the sales increase of over 59%, this expense category, which is largely comprised of fixed expenses, decreased as a percentage of sales from 11.2% in 1997 to 8.3% in 1998.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the quarter ended September 30, 1998 were $1 million, an increase of $648 or 167.9% compared to the comparable 1997 quarter and $486 of this increase is associated with the additional amortization of license costs of the three television stations acquired in March 1998, and additional depreciation of the Company's new facility in Nashville.

         NON-RECURRING AND MOVE-RELATED EXPENSES. Non-recurring and move-related expenses were $254 in the quarter ended September 30, 1998. These expenses primarily relate to staffing, recruiting and training associated with the
Company's relocation to Nashville and one-time legal fees to establish "must carry" in the newly-acquired markets of San Francisco, Cleveland and Raleigh/Durham.

         INTEREST. Interest expense for the quarter ended September 30, 1998 was $2 million, an increase of $1.7 million or 604.6% compared to the comparable 1997 quarter. This increase reflects the impact of the issuance of $75 million 11% Senior Secured Notes due 2005, which the Company successfully issued on March 27, 1998.

         OTHER INCOME. Other income increased to $339 for the quarter ended September 30, 1998, from $105 for the same period in 1997, representing a 223% increase. This was primarily due to interest income on the investment of cash balances.

         INCOME TAX BENEFIT. The income tax benefit for the quarter ended September 30, 1998, was $146, compared to income tax expense of $108 in the comparable 1997 quarter. For the quarter ended September 30, 1998, income tax benefit represents an effective tax rate of 38%.

         NET INCOME (LOSS). As a result of the above revenues and expenses, the Company generated a net loss of $238 for the quarter ended September 30, 1998, compared to net income of $367 for the comparable 1997 quarter, a decrease of 164.9%.

          EBITDA. In the quarter ended September 30, 1998, EBITDA increased 131.3% to $2.7 million from $1.1 million in the same period in 1997.


 LIQUIDITY AND CAPITAL RESOURCES

         The Company's historical capital sources have included an initial public offering of Common Stock, proceeds from the private and public placement of Common Stock, proceeds from the exercise of warrants, bank lines of credit, public placement of debt, funds from operations and long-term debt incurred in connection with acquisitions.

         As of September 30, 1998, the Company had total current assets of $23.6 million and total current liabilities of $17.2 million for working capital of $6.4 million. The Company's positive working capital position is primarily attributable to the infusion of excess cash from the public offering closed in March 1998, which will continue to be used to fund capital expenditures and general working capital requirements.

         During the quarter ended September 1998, the Company used approximately $2.1 million to reduce payables and added approximately $.6 million in prepaid items relating to future sports promotions. In addition, the Company incurred capital expenditures of approximately $5.1 million which included upgrades to the equipment at the San Francisco and Raleigh stations to increase the power and quality of these broadcast signals; acquisition, renovation and equipping of its new Nashville facilities; and normal recurring capital expenditures. These capital expenditures were funded from the proceeds of the public stock and public notes offerings.

         The Company acquired three broadcast television stations: KCNS located in San Francisco, California, WRAY located in the Raleigh-Durham, North Carolina market, and WOAC in the Cleveland, Ohio market, in March 1998 (the "Acquisition"). The Company expects that the notes offering and the Acquisition and the resulting discontinuation of existing time brokerage agreements with KCNS, WRAY and WOAC has and will continue to impact the results of operations as follows: (i) costs of carriage will decrease due to the termination of the time brokerage agreements, (ii) costs related to station operations will increase,
(iii) depreciation and amortization will significantly increase as a result of the Acquisition, (iv) interest expense will increase as a result of the notes offering, (v) infomercial income may increase, and (vi) net revenues will increase as a result of additional households resulting from the newly acquired stations. Notwithstanding the increase in interest expense resulting from the notes offering, the Company believes that funds necessary to meet the Company's capital requirements for the foreseeable future will be available from the proceeds of the stock and notes offering, funds from operations (after giving effect of the items listed in (i) through (vi) above) and additional financing, if necessary or desirable. The Indenture associated with the notes offering will permit the Company, subject to satisfaction of certain conditions, to incur indebtedness  which  may be  used  for  future  capital  needs  of the  Company, including the acquisition of additional broadcast properties subject to satisfaction of certain conditions.

         Upon the acquisition of WMFP by a subsidiary of the Company in February 1995, the Company concluded that it was not legally obligated to collect and remit sales and use tax on sales to residents of Massachusetts. The Company requested a ruling from the Massachusetts state taxing authority that such taxes do not apply to the Company. The ruling request is currently pending and no decision has been made by the taxing authority. As a defensive strategy, the Company collects sales and use tax on all sales made into Massachusetts. The Company intends to pay these collected amounts to the taxing authority if a determination is made that taxes are due or to refund these amounts to its customers if taxes are not due. Through September 30, 1998, the Company has collected approximately $1.1 million with respect to Massachusetts sales tax amounts.


YEAR 2000

         The Company focused on Year 2000 with an inside-out approach and completed an internal analysis and vendor/third party service provider survey. The primary focus has been on Information Systems ("IS") which are, at present, nearly 100% compliant. The Company achieved compliance through systems replacement and believes existing capital budgets are adequate for any remaining hardware and software replacements.

         The Company is supported by redundant IBM RS6000s, each of which interfaces directly with our Y2K compliant backup disk system. The new version of the AIX operating system is also compliant. The Company's relocation to Nashville, Tennessee, helped compliance efforts by requiring the replacement of key network equipment.

         Since the move, the Company upgraded approximately 90% of its computer systems to compliant Windows NT systems. Additionally, the PBX, voice response system and Aspect Callcenter software and server were all upgraded and are compliant. The only outstanding Year 2000 issues surround the WWW web server and a software program utilized by Human Resources. Thus, from an internal standpoint, Shop At Home is now more than 90% Y2K compliant.

         The Company has established a Year 2000 committee to focus on businesses external to Shop At Home and to concentrate on systems and service suppliers which are electronically linked to the Company's business units. The Company has provided many major vendors with an EDI software package which is Y2K compliant and the Company is not presently aware of any material problems in the Year 2000 compliance plans of its major vendors or service providers; however, the committee will focus on risk analysis in relation to our credit card processor or other possible non-compliant vendors. A contingency plan will be established by June 1999 in the event that these service providers do not meet the compliance deadline.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Statement establishes standards for reporting comprehensive income and its components in a full set of financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The Company had no items that would be classified as other comprehensive income in the quarter ended September 30, 1998.

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

         The Company is exposed to some market risk through interest rates, related to its investment of its current cash and cash equivalents of approximately $13 million. These funds are generally invested in highly liquid debt instruments with short term maturities. As such instruments mature and the funds are re-invested, the Company is exposed to changes in market interest rates. This risk is not considered material and the Company manages such risk by continuing to evaluate the best investments rates available for short-term high quality investments.

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

                          PART II -- OTHER INFORMATION



Item 1.          Legal Proceedings.
                    None


Item 2.          Changes In Securities.
                    None


Item 3.          Defaults Upon Senior Securities.
                    None


Item 4.          Submission Of Matters To A Vote Of Security Holders.
                    None


Item 6.          Reports On Form 8-K.
                    None


                 Exhibits

                    Exhibit 27    Financial Data Schedule (For SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/S/ Kent E. Lillie
------------------------------------------------------------
Kent E. Lillie, President


Date:
     --------------------------------------------------------

/S/ James Bauchiero
-------------------------------------------------------------
James Bauchiero, Chief Financial Officer


Date:
     --------------------------------------------------------