Form 10-Q
period 1998-12-31
SHOP AT HOME INC /TN/
filed 1999-02-16
CIK 810029

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For the Quarter Ended Commission File Number
                           December 31, 1998 0-25596

                               SHOP AT HOME, INC.
             (Exact name of registrant as specified in its charter)


                              TENNESSEE 62-1282758
                 (State or other jurisdiction of (IRS Employer
               incorporation or organization) Identification No.)


                           5388 Hickory Hollow Parkway
                                P. O. Box 305249
                         Nashville, Tennessee 37230-5249
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (615) 263-8000


Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock $.0025 par value                          24,934,117
         (Title of class)                         (Shares outstanding at
                                                     January 31, 1999)

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                                      Index
              Three and Six Months Ended December 31, 1998 and 1997
--------------------------------------------------------------------------





Part     I        FINANCIAL INFORMATION


         Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets                       3

         Condensed Consolidated Statements of Operations             4

         Condensed Consolidated Statements of  Cash Flows            5-6

         Notes to Condensed Consolidated Financial Statements        7-9


         Item 2 - Management's Discussion And Analysis of
                    Financial Condition And Results of Operations    10-17


Part     II       OTHER INFORMATION                                  18

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

         Item 4 - Submission of Matters to a Vote of Security Holders

         Item 6 - Exhibits and Reports on Form 8-K

                     Exhibit 27 - Financial Data Schedule (For SEC use only)



                                                   SHOP AT HOME, INC. AND SUBSIDIARIES
                                                  Condensed Consolidated Balance Sheets
                                                          (Thousands of Dollars)

------------------------------------------------------------------------------------------------------------------------------

                                                                               December 31,                     June 30,
                                                                                   1998                           1998
                                                                           ---------------------           -------------------
                                                                               (Unaudited)


Cash                                                                                    $11,097                       $21,224
Accounts receivable - net                                                                 8,299                         3,830
Inventories - net                                                                         5,536                         4,332
Prepaid expenses                                                                          1,630                           404
Deferred tax assets                                                                         990                           990
                                                                           ---------------------           -------------------
     Total current assets                                                                27,552                        30,780

Related party - note receivable, net of discounts of $112 and
   $160, respectively                                                                       674                           660
Property & equipment - net                                                               27,743                        20,557
FCC  and NFL Licenses - net                                                              83,665                        84,831
Goodwill, net                                                                             2,449                         2,532
Other assets                                                                              4,037                         4,410
                                                                           =====================           ===================
     Total assets                                                                      $146,120                      $143,770
                                                                           =====================           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                   $23,083                       $18,784
Current portion - capital leases and long term debt                                       -                               161
Deferred revenue                                                                             88                           267
                                                                           ---------------------           -------------------
     Total current liabilities                                                           23,171                        19,212

Long-term debt                                                                           75,000                        75,254
Deferred income taxes                                                                     2,818                         3,551

Redeemable Preferred Stock:
   Redeemable at $10 per share
  $10 par value, 1,000,000 shares authorized,
   137,943 shares issued and outstanding at
   December 31, 1998 and June 30, 1998                                                    1,393                         1,393

Stockholders' equity:
Common stock - $.0025 par value,
  30,000,000 shares authorized, 23,434,117 and
  23,313,191 shares issued at
  December 31, 1998 and June 30, 1998, respectively                                          59                            58
Additional paid in capital                                                               48,912                        48,848
Accumulated deficit                                                                      (5,233)                       (4,546)
                                                                           =====================           ===================
     Total liabilities and stockholders' equity                                        $146,120                      $143,770
                                                                           =====================           ===================

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                                                 SHOP AT HOME, INC. AND SUBSIDIARIES
                                         Condensed Consolidated Statements of Operations
                                                      (Thousands of Dollars)

------------------------------------------------------------------------------------------------------------------------------

                                                      Three Months Ended                         Six Months Ended
                                                         December 31,                              December 31,
                                             -------------------------------------    ----------------------------------------
                                                   1998               1997                   1998                 1997
                                             -----------------  ------------------    --------------------  ------------------
                                               (Unaudited)         (Unaudited)            (Unaudited)

Net sales                                             $39,526             $23,065                 $73,344             $44,294
Operating expenses
     Cost of sales (excluding items
        listed below)                                  23,082              12,897                  43,003              25,244
     Salaries and wages                                 2,814               1,663                   5,446               3,280
     Transponder and cable charges                      6,729               4,228                  12,611               8,082
     Other general and administrative
        expenses                                        3,985               2,429                   6,803               4,798
     Depreciation and amortization                      1,249                 393                   2,282                 780
     Non-recurring and move-related
        expenses                                          422                   -                     676                   -
                                             -----------------  ------------------    --------------------  ------------------
          Total operating expenses                     38,281              21,610                  70,821              42,184
                                             -----------------  ------------------    --------------------  ------------------

Operating income                                        1,245               1,455                   2,523               2,110

Other income                                                                   65                     574                 170
                                                          235
Interest expense                                       (2,201)               (171)                 (4,202)               (455)
                                             -----------------  ------------------    --------------------  ------------------
Income (loss) before income
        taxes                                            (721)              1,349                  (1,105)              1,825

Income tax expense (benefit)                             (279)                593                    (425)                702
                                             -----------------  ------------------    --------------------  ------------------

          Net income (loss)                             $(442)               $756                   $(680)             $1,123
                                             =================  ==================    ====================  ==================

Basic Earnings (Loss) Per Share                        $(0.02)               $.06                   $(.03)               $.10
                                             =================  ==================    ====================  ==================

Diluted Earnings (Loss) Per Share                      $(0.02)               $.05                   $(.03)               $.08
                                             =================  ==================    ====================  ==================












     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


                                                  SHOP AT HOME, INC. AND SUBSIDIARIES
                                            Condensed Consolidated Statements of Cash Flows
                                              Six Months Ended December 31, 1998 and 1997
                                                          (Thousands of Dollars)

----------------------------------------------------------------------------------------------------------------------------

                                                                                     1998                       1997
                                                                               ------------------         ------------------
                                                                                  (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:

   Net income (loss)                                                                     $ (680)                    $ 1,123
   Non-cash expenses included in net income (loss):
     Depreciation and amortization                                                         2,282                        780
     Deferred income taxes                                                                   590                        633
     Deferred interest expense                                                               (16)                         -
     Provision for bad debts                                                                   -                        231
   Changes in current and non-current items
     Accounts receivable                                                                  (4,475)                    (3,073)
     Inventories                                                                          (1,204)                    (1,012)
     Prepaid expenses and other assets                                                    (1,373)                      (204)
     Accounts payable and accrued expenses                                                 2,970                        145
     Deferred revenue                                                                       (179)                       (41)
                                                                               ------------------
                                                                                                          ------------------
       Net cash used in operations                                                        (2,085)                    (1,418)
                                                                               ------------------         ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Note receivable-related party                                                               2                       (800)
   Purchase of property, plant and equipment                                              (7,513)                      (488)
   Other assets                                                                                -                       (385)
   Payment of deposit on proposed acquisition                                                  -                     (3,964)
   Purchase of license                                                                      (140)                         -
                                                                               ------------------
                                                                                                          ------------------
     Net cash used in by investing activities                                             (7,651)                    (5,637)
                                                                               ------------------         ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Exercise of stock options and warrants                                                    227                        620
   Purchase and retirement of common stock                                                  (203)                         -
   Additional long-term debt                                                                   -                      3,000
   Repayment of long-term debt and capital leases                                           (415)                    (1,110)
                                                                               ------------------         ------------------

     Net cash (used in) generated by financing activities                                  (391)                      2,510
                                                                               ------------------         ------------------
NET DECREASE IN CASH                                                                     (10,127)                    (4,545)

   Cash beginning of period                                                               21,224                      5,077
                                                                               ------------------         ------------------
   Cash end of period                                                                    $11,097                       $532
                                                                               ==================         ==================

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                                                  SHOP AT HOME, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Statements of Cash Flows (Continued)
                                             Six Months Ended December 31, 1998 and 1997
                                                          (Thousands of Dollars)

--------------------------------------------------------------------------------------------------------------------------------

                                                                            1998                                1997
                                                                  --------------------------          --------------------------
                                                                         (Unaudited)
SCHEDULE OF NONCASH FINANCING ACTIVITIES

Stock issued for loan guarantee                                               $          40                        $          -
                                                                  ==========================          ==========================


Assets acquired through capital lease                                         $           -                        $        149
                                                                  ==========================          ==========================


Conversion of note payable into shares of common stock                        $           -                        $      1,191
                                                                  ==========================          ==========================



































     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                          December 31, 1998 (Unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All dollar values in tables and the financial statements have been expressed in thousands (000s) except for per share data. The financial information included herein is unaudited for the quarter and six months ended December 31, 1998: however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations of the interim periods. The condensed consolidated balance sheet data for the fiscal year ended June 30, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accounting policies followed by the Company are set forth in the Company's financial statements in the Shop At Home, Inc. and Subsidiaries Annual Report on Form 10-K/A for the fiscal year ended June 30, 1998.

Certain  amounts  in  the  prior  periods'  condensed  consolidated   financial
statements have been reclassified for comparative purposes to conform to the current year presentation.

NOTE 2 - INVENTORY

The components of inventory at December 31, 1998 and June 30, 1998 are as follows:

                              December 31, 1998              June 30, 1998
                            --------------------         -------------------
                                         (Thousands of Dollars)

Work in process                       $     643                   $     152
Finished goods                            4,966                       4,201
                            --------------------         -------------------
                                          5,609                       4,353
Allowance                                   (73)                        (21)
                            --------------------         -------------------

Total                                    $5,536                  $    4,332
                            ====================         ===================


NOTE 3 - STOCK TRANSACTION

The Company's Board of Directors authorized management to repurchase in the open market, at its discretion, up to 2 million shares of the Company's common stock. Shares purchased under this program will be retired in accordance with the terms of the Indenture. By the end of December 1998, the Company had repurchased a total of 90,300 shares at a cost of $203,175.

NOTE 4 - NET EARNINGS/(LOSS) PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and assumed conversions of dilutive securities and potential common shares outstanding during the respective periods. Dilutive securities are represented by options, warrants, redeemable preferred stock and convertible debt outstanding and are included in the computation only for periods in which net income was generated.

The following table sets forth for the periods indicated the calculation of net earnings (loss) per share:

                                                              Three Months Ended                    Six Months Ended
                                                                 December 31,                         December 31,
                                                            1998               1997              1998              1997
                                                      -----------------  -----------------  ----------------  ----------------
Numerator:
     Net income (loss)                                       $   (442)            $   756         $   (680)          $  1,123
     Preferred stock dividends
                                                                   (3)                (3)              (13)              (11)
                                                      -----------------  -----------------  ----------------  ----------------
     Numerator for basic earnings per share-
          income (loss) available to common
          stockholders
                                                                 (445)                753             (693)             1,112
     Effect of dilutive securities:
          Preferred stock dividends
                                                                     3                  3                13                11
          Interest on convertible debt
                                                                     -                 12                 -                50
                                                      -----------------  -----------------  ----------------  ----------------
Numerator for diluted earnings per share-
          income (loss) available to common
          stockholders after assumed conversions             $   (442)            $   768         $   (680)          $  1,173
                                                      =================  =================  ================  ================

Denominator:
     Denominator for basic earnings per share-
          weighted-average shares                           23,435,115         11,640,756        23,366,315        11,283,237
                                                      -----------------  -----------------  ----------------  ----------------
     Effect of dilutive securities:
     a)  Stock options and warrants                                             3,164,695                           3,080,113
                                                                     -                                    -
     b)  Convertible preferred stock                                              137,943
                                                                     -                                    -           137,943
     c)  Convertible debt
                                                                     -                  -                 -           237,513
                                                      -----------------  -----------------  ----------------  ----------------
     Dilutive potential common shares                                           3,302,638                           3,455,569
                                                                     -                                    -
                                                      -----------------  -----------------  ----------------  ----------------
Denominator for diluted earnings per share
          adjusted weighted-average shares and
          assumed conversions                               23,435,115         14,943,394        23,366,315        14,738,806
                                                      =================  =================  ================  ================

Basic earnings per share                                    $   (0.02)           $   0.06         $  (0.03)          $   0.10
                                                      =================  =================  ================  ================
Diluted earnings per share                                  $   (0.02)           $   0.05         $  (0.03)          $   0.08
                                                      =================  =================  ================  ================

Although these amounts are excluded from the computation in loss years because their inclusion would be anti-dilutive, they are shown here for informational and comparative purposes only.

     a)  Employee stock options and warrants                 3,175,266                            2,968,658
     b)  Convertible preferred stock                           137,943                              137,943
     c)  Convertible debt                                           -                                   -


NOTE 5- MANAGEMENT STOCK OPTIONS OUTSTANDING

At December 31, 1998, options to purchase up to 2,052,000 shares of common stock, including 155,000 shares issued to outside directors, at prices ranging from $1.00 to $6.97 per share were outstanding to employees and members of management. Options vest annually over a period of up to five years. The options expire the earlier of 5 years from date of vesting or 30 days after termination of employment.

NOTE 6- SUBSEQUENT EVENTS - CONTINGENCIES AND COMMITMENTS

Upon the acquisition of WMFP by a subsidiary of the Company in February 1995, management concluded that the Company did not have nexus in the State of Massachusetts for sales and use tax purposes. To support this position, the Company requested a ruling from the State Department of Revenue (DOR). In January 1999, the DOR ruled that the Company did have nexus and was obligated to collect and remit the use tax on all sales to Massachusetts customers. As a result, the Company remitted approximately $1.4 million which included tax collected and recorded on the books as of December 31, 1998 of $1.2 million and accrued interest of $191.

There is a possibility that the Department of Revenue could impose a penalty. If a penalty is imposed, the Company intends to pay it under protest and challenge the ruling in its entirely. No amount has been accrued for a potential penalty as of December 31, 1998.

In February 1999, the Company entered into an agreement with Oracle Corporation and intends to do the same with iXL, Inc. to launch a new website, "Collectibles.com". The total project will approximate a $10,000,000 investment consisting of both hardware and software replacement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations of the Company is qualified in its entirety by the more detailed information and financial data, including the Consolidated Financial Statements and Notes thereto included elsewhere herein.

General

The Company, founded in 1986, is a nationally televised home shopping retailer offering high-quality merchandise, at prices competitive with traditional retailers and catalog companies, as well as unique merchandise and memorabilia that may be unavailable or have limited availability elsewhere. The Company derives revenues primarily from the sale of merchandise marketed through its home shopping programming carried by television stations owned by the Company, by television stations with whom the Company has entered into agreements to purchase broadcast time, by the carriage of those television broadcasts on cable television systems under the "must-carry" or retransmission consent provisions of federal law, by the direct carriage on cable television systems under agreements with cable system operators and by the direct reception of the Company satellite transmission by individuals who own satellite downlink equipment. Beginning in 1997, another source of revenues had been the Company's wholly-owned subsidiary, Collector's Edge of Tennessee, Inc., ("Collector's Edge"). Collector's Edge is engaged in the business of wholesale sales of sports trading cards under license with National Football League Properties, Inc., and National Football Players, Incorporated.
Collector's Edge was organized in February, 1997 and acquired the assets of an existing company that had been engaged in the same business for approximately four years. The Company also receives some revenues from the sale of broadcast time on its owned television stations for the broadcast of infomercials.

As of December 31, 1998, the Company's programming was viewable during all or a part of each day by approximately 65 million cable households, of which approximately 7.0 million cable households receive the programming on essentially a full-time basis (20 or more hours per day) and the remaining 58.2 million cable households receive it on a part-time basis. Households may be counted more than once if they receive signals from multiple sources, i.e. cable and broadcast in the same market. In order to measure its performance in a manner that reflects both the growth of the Company and the nature of its access to part-time cable households, the Company uses a cable household full-time equivalent method to measure the reach of the Company's programming which accounts for both the quantity and quality of time available to the Company. To derive this full-time equivalent cable household base ("FTE Cable Household"), the Company has developed a methodology to assign a relative value of each daypart to the Company's overall sales, which is based on sales in markets where the programming is carried on a full-time basis. Each daypart has a value based on historical sales. The Company believes that changes in the number of FTE Cable Households provide a consistent measure of the growth of the Company and applies this methodology to all affiliates. Accordingly, the Company uses the revenue per average FTE Cable Household as a measure of pricing new affiliat contracts and estimating their anticipated revenue performance.

The Company owns and operates five UHF television stations located in the San Francisco, Boston, Houston, Cleveland and Raleigh markets, four of which are among the top 13 television markets in the United States.

Principal  elements in the Company's cost structure are (i) cost of goods sold,
(ii) transponder and cable costs, and (iii) salaries and wages. The Company's cost of goods sold is a direct result of both the product mix and the Company's ability to negotiate more favorable prices from its vendors. Transponder and cable costs include expenses related to carriage under affiliation and transponder agreements. Carriage costs have increased on an absolute basis in recent years. The Company's increased carriage costs are primarily attributable to the initiation of the Company's programming in new markets. FTE Cable Households have grown from 10.4 million at December 31, 1997, to 16.9 million at December 31, 1998. The Company expects this trend will continue as the Company enters new markets and expands the number of hours in its part-time markets.

Overview of Results of Operations

The following table sets forth for the periods indicated the percentage relationship to net sales of certain items included in the Company's Condensed Consolidated Statements of Operations:

                                      Three Months Ended December 31,            Six Months Ended December 31,
                                            1998                  1997                1998                 1997
                                      ------------------   -------------------   ----------------   -------------------
Net sales                                         100.0 %               100.0 %            100.0 %               100.0 %

Cost of sales (excluding items
     listed below)                                 58.4                  55.9               58.6                  57.0
Salaries & wages
                                                    7.1                   7.2                7.4                   7.4
Transponder & cable
                                                   17.0                  18.3               17.2                  18.2
Other general operating and
     administrative expense
                                                   10.1                  10.5                9.3                  10.8
Depreciation & amortization
                                                    3.2                   1.7                3.1                   1.8
Non-recurring and move-related
     expenses                                                                                                      -
                                                    1.1                    -                  .9
Total operating expenses                           96.8                  93.7               96.5                  95.2

Other income
                                                     .6                    .3                 .8                    .4
Interest expense
                                                  (5.6)                  (.7)              (5.7)                 (1.0)

Net income (loss) before income
     taxes
                                                  (1.8)                   5.8              (1.5)                   4.1
Income tax expense (benefit)                       (.7)                                     (.6)
                                                                          2.5                                      1.6

Net income (loss)                                 (1.1)                   3.3               (.9)
                                                                                                               2.5

Three months ended December 31, 1998 vs. three months ended December 31, 1997

         Revenues. The Company's revenues for the quarter ended December 31, 1998, were $39.5 million, an increase of 71.4% from revenues of $23.1 million for the same quarter in 1997. The core business of the shopping network accounted for 95.3% of revenues on an average of 16.7 million FTE Cable Households in the quarter ended December 31, 1998 compared to an average of
10.0  million  FTE Cable  Households  in  the  1997 quarter, representing a 67%
increase  in  FTEs.  The  remaining  4.7%  of  1998  revenues   resulted   from
approximately $1.9 million in sales from Collector's Edge, as compared to $1.6 million in sales for the same quarter in 1997.

In addition, the 1997 period includes $309, or 1.3% representing brokered time sold in 1997 only. Included in net sales in 1998, was infomercial income, generated by the Company's television stations in Boston, Houston, Cleveland, San Francisco and Raleigh-Durham of $369 compared to $293 in the comparable 1997 quarter representing a 25.9% increase.

         Cost of Sales. Cost of sales, represents the purchase price of merchandise and inbound freight. For the three month period ended December 31, 1998, the cost of sales increased to 58.4% from 55.9% in the comparable 1997 period. This increase is mainly attributable to higher product costs which were not reflected in higher selling prices, primarily in sports, plush toys, electronics and coins sales categories which collectively represent approximately 77% of sales for the three months ended December 31, 1998 compared to 62% of sales for the 1997 period.

         Salaries and Wages. Salaries and wages for the quarter ended December 31, 1998, were $2.8 million, an increase of 69.2% compared to the comparable 1997 quarter. Salaries and wages as a percent of sales, however, remained stable at 7.1% (1998) compared to 7.2% (1997).

         Transponder and Cable. Transponder and cable costs for the quarter ended December 31, 1998 were $6.7 million, an increase of $2.5 million or 59.1% compared to the comparable 1997 quarter. During the same period full-time equivalent households grew 65.7%. Carriage costs decreased as a percentage of sales from 18.3% to 17.0%. This reflects management's efforts to reduce carriage costs by either dropping or renegotiating contracts where carriage costs exceed targets. Carriage costs as a percentage of sales initially tend to be higher in periods during which the Company enters a new market. Due to the fixed nature of this expense, however, the ratio of expense to sales usually decreases as the viewing audience grows and related sales increase. As a market matures, if carriage costs do not migrate down toward the target, management attempts to renegotiate the carriage contract and may exit a market if acceptable margins cannot be obtained.

         Other General Operating and Administrative Expenses. Other general, operating and administrative expenses for the quarter ended December 31, 1998 were $4.0 million, an increase of $1.6 million or 64.1% compared to the comparable 1997 quarter. This increase is primarily attributable to an increase in credit card fees and telephone costs related to the increase in sales, and to increases in utilities, rent and miscellaneous expenses. With the sales increase of over 71%, this expense category, which is largely comprised of fixed expenses, expressed as a percentage of sales, decreased to 10.1% in 1998 from 10.5% in 1997.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended December 31, 1998 were $1.2 million, an increase of $856 or 217.8% compared to the comparable 1997 quarter. The major components of this increase are, $537 associated with the amortization of license costs and depreciation for the three television stations acquired in March 1998, and $198 additional depreciation on the Company's new facility in Nashville.

         Non-Recurring and Move-Related Expenses. Non-recurring and move-related expenses were $422 in the quarter ended December 31, 1998. These expenses primarily relate to employee relocation, rental of temporary facilities, the Company's grand opening and stay bonuses associated with the Company's relocation to Nashville and one-time additional charges from a cable affiliate.

         Interest. Interest expense for the quarter ended December 31, 1998 was $2.2 million, an increase of $2.0 million or 1187.1% compared to the comparable 1997 quarter. This increase reflects the impact of the issuance of $75 million 11% Senior Secured Notes due 2005, which the Company successfully issued in March 1998.

         Other Income. Other income increased to $235 for the quarter ended December 31, 1998, from $65 for the same period in 1997, representing a 261.5% increase. This was primarily due to interest income on the investment of cash balances.

         Income Tax (Benefit) Expense. The income tax benefit for the quarter ended December 31, 1998, was ($279), compared to income tax expense of $593 in the comparable 1997 quarter. For the quarters ended December 31, 1998 and 1997, income tax (benefit)/expense represents an effective tax rate of 38%.

         Net Income (Loss). As a result of the above revenues and expenses, the Company generated a net loss of ($442) for the quarter ended December 31, 1998, compared to net income of $756 for the comparable 1997 quarter.

Six months ended December 31, 1998 vs. six months ended December 31, 1997.

         Net Sales. The Company's net sales for the six months ended December 31, 1998, were $73.3 million, an increase of 65.5% from net sales of $44.3 million for the six months ended December 31, 1997. The core business of the shopping network accounted for 93.0% of net sales based on an average of 16.2 million FTE Cable Households in the six months ended December 31, 1998 compared to an average of 9.2 million FTE Cable Households in the same period in 1997. In the six months ended December 31, 1998, the Company generated sales per FTE Cable Household of approximately $8.33 compared with approximately $8.68 per FTE Cable Household for the same period of the prior year. The major reason for the decrease in sales per household is due to the addition of an average of 6.6 million FTEs during the six months ended December 1998 compared to the same period in 1997, representing a 65.7% increase. These additional households have not yet reached their full sales potential as mature households. The remaining 7.0% of 1998 net sales resulted from approximately $3.0 million in sales from Collector's Edge.

         Also included in net sales was infomercial income, generated by its broadcast operations in Boston, Houston, Cleveland, San Francisco and Raleigh-Durham, of $673 compared to $564 in the comparable 1997 six month period, representing a 19.3% increase. The Company also sold approximately $309 of broadcast time to certain vendors during the 1997 period. It did not continue this practice in the 1998 period.

         Cost of Sales. Cost of sales, represents the purchase price of merchandise and inbound freight. For the six month period ended December 31, 1998, the cost of sales increased to 58.4% from 57% in the comparable 1997 period. This increase is mainly attributable to higher product costs which were not reflected in higher selling prices, primarily in sports, plush toys, electronics and coins sales categories which collectively represent approximately 78% of sales for the six months ended December 31, 1998 compared to 62% of sales for the 1997 period.

         Salaries and Wages. Salaries and wages for the six months ended December 31, 1998, were $5.4 million, an increase of 66.0% compared to the six months ended December 31, 1997. Salaries and wages as a percent of sales, remained at 7.4% in both years reflecting the addition of new personnel commensurate with the increase in sales.

         Transponder and Cable. Transponder and cable costs for the six months ended December 31, 1998 were $12.6 million, an increase of $4.5 million or
56.0% compared to the six months ended December 31, 1997. Carriage costs decreased as a percentage of sales to 17.2% from 18.2%. Carriage costs as a percentage of sales initially tend to be higher in periods during which the Company enters a new market and/or adds a significant number of new households. Due to the fixed nature of this expense, however, its relationship usually decreases as revenues develop and the audience matures. The Company's ultimate goal is for carriage costs to stabilize in mature markets at approximately 15% of revenues. As a market matures, if carriage costs do not move down toward the target, management generally attempts to renegotiate the carriage contract. Towards the end of the 1998 period, the Company replaced some of its higher cost coverage with lower, more cost effective coverage.

         Other General Operating and Administrative Expenses. Other general, operating and administrative expenses for the six months ended December 31, 1998 were $6.8 million, an increase of $2.0 million or 41.8% compared to the six months ended December 31, 1997. This constituted a decrease expressed as a percentage of sales to 9.3% in 1998 from 10.8% in 1997 and is attributable to a number of factors, including legal and consulting expenses, operating supplies and advertising.

         Depreciation and Amortization. Depreciation and amortization for the six months ended December 31, 1998, was $2.3 million, an increase of $1.5 million or 192.7% compared to the six months ended December 31, 1997, and is comprised of the $1 million of additional license cost amortization and depreciation for the three new television stations acquired in March 1998 and $92 of additional depreciation of the Company's new facility in Nashville.

         Non-Recurring and Move-Related Expenses.Non-recurring and move-related expenses were $676 in the six months ended December 31, 1998. These expenses primarily relate to employee relocation, rental of temporary facilities, the Company's grand opening and stay bonuses associated with the Company's relocation to Nashville and one-time additional charges from a cable affiliate.

        Interest. Interest expense for the six months ended December 31, 1998 was $4.2 million, an increase of $3.7 million or 823.5% compared to the six months ended December 31, 1997. The increase reflects the impact of the issuance of $75 million 11% Senior Secured Notes due 2005, which the Company successfully issued in March 1998.

         Income Tax (Benefit) Expense. Income tax benefit for the six months ended December 31, 1998 was ($425) compared to an income tax expense of $702 in the six months ended December 31, 1997. Income taxes (benefit)/expense and are provided at 38%.

         Net (Loss)/Income. As a result of the above revenues and expenses, the Company generated a net loss of ($680) for the six months ended December 31, 1998, compared to net income of $1.1 million for the six months ended December 31, 1997.

 LIQUIDITY AND CAPITAL RESOURCES

The Company's historical capital sources have included an initial public offering of Common Stock, proceeds from the private and public placement of Common Stock, proceeds from the exercise of warrants, bank lines of credit, public placement of debt, funds from operations and long-term debt incurred in connection with acquisitions.

As of December 31, 1998, the Company had total current assets of $27.6 million and total current liabilities of $23.2 million for working capital of $4.4 million. The Company's positive working capital position is primarily attributable to the infusion of excess cash from the public offering completed in March 1998, which will continue to be used to fund capital expenditures and general working capital requirements.

During the six months ended December 1998, the Company used approximately $4.5 million to fund accounts receivable, approximately $1.2 million for inventory and increased prepaid items, approximately $1.4 million relating to future sports promotions. These expenditures were offset in part by almost $3 million in additional payables. In addition, the Company incurred capital expenditures of approximately $7.5 million and repayment of capital leases of $.4 million. These expenditures included upgrades to the equipment at the San Francisco and Raleigh stations to increase the power and quality of these broadcast signals; acquisition, renovation and equipping of its new Nashville facilities; and normal recurring capital expenditures. These capital expenditures were funded from the proceeds of the public stock and public notes offerings.

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

Upon the acquisition of WMFP by a subsidiary of the Company in February 1995, management concluded that the Company did not have nexus in the State of Massachusetts for sales and use tax purposes. To firm up this position, the Company requested a ruling from the State Department of Revenue (DOR). In January 1999, the DOR ruled that the Company did have nexus and was obligated to collect and remit the use tax on all sales to Massachusetts customers. As a result, the Company remitted approximately $1.4 million which included tax collected and recorded on the books as of December 31, 1998 of $1.2 million and accrued interest of $191.

There is a possibility that the Department of Revenue could impose a penalty. If a penalty is imposed, the Company intends to pay it under protest and challenge the ruling in its entirely. No amount has been accrued for a potential penalty as of December 31, 1998.

Year 2000

The Company will achieve compliance through systems replacement and believes existing capital budgets are adequate for any remaining hardware and software replacements.

The Company is supported by redundant IBM RS6000s, each of which interfaces directly with our Year 2000 (Y2K) compliant backup disk system. The new version of the AIX operating system is also compliant. The Company's relocation to Nashville, Tennessee, helped compliance efforts by requiring the replacement of key network equipment. Since the move, the Company upgraded approximately 90% of its LAN application servers and computer systems to compliant Windows NT systems. Additionally, the PBX, voice response system and Aspect Callcenter software and server were all upgraded and are compliant. There are still outstanding Y2K issues with the WWW web server and a software program utilized by Human Resources.

The Company has established a Year 2000 committee and part of their focus will be on businesses external to Shop At Home and on systems and service suppliers which are electronically linked to the Company's business units. The Company has provided many major vendors with an EDI software package which is Y2K compliant and the Company is not presently aware of any material problems in the Year 2000 compliance plans of its major vendors or service providers; however, the Company is in the process of further discovery and analysis of its vendors and other possible non-compliant suppliers.


Shop at Home has spent approximately $1.6 million on new computer hardware and systems to date. Shop at Home is replacing most of the primary computer systems as part of Y2K compliance and to build the infrastructure necessary for growth. The total cost of system replacements (both hardware and software) will approximate $10,000,000 (in addition to what has already been spent). The source of funding will be from operations and equity funding.

To implement the conversion, the Company entered into an agreement with Oracle Corporation and intends to do the same with iXL, Inc. The Oracle conversion will provide a Y2K compliant integrated solution for all of the Company's business processes. It is anticipated that implementation, including Y2K compliance, will be operational by summer 1999. In addition, the Company believes these expenditures and the dramatic changes they will bring to be necessary to support its future growth, its new website, Collectibles.com and other business objectives.

The following is the time table for Shop At Home's Year 2000 compliance effort:

February 15, 1999 - Mailings to external suppliers scheduled to go out.
March 15, 1999 - All internal (hardware and software) and external (supplier) factors identified.
June 1, 1999 - Internal problems  addressed and corrected and questionnaires to external suppliers evaluated. Begin testing internal systems.
July 1, 1999 - Continue testing internal systems. Begin contingency planning. August 1, 1999 - Complete contingency planning. Begin contingency testing. August 15, 1999 - Internal Oracle implementation with new hardware and software complete.
September 1, 1999 - Continue contingency testing.
October 1, 1999 - Complete all evaluation and testing. Review all portions of Y2K documentation.

The "worst case" scenario would be for the Company's critical vendors to have Y2000 problems. Such vendors would be Bank card processors (Company believes there are several providers for these service as alternatives), long distance telephone service providers (similarly, in addition to the two providers used by the Company currently, the Company believes there are alternative providers), or our satellite transponder provider (the contractor is bound to provide this service, if there were no alternative then our signal would cease to be transmitted across the country). We are contacting these vendors to get their assurance that they are Y2000 compliant. Shop at Home's contingency plans include seeking alternatives to vendors that are not compliant. Efforts, if necessary, will be made to find replacement sources of all primary servicers that cannot provide adequate assurance of compliance.

Despite the concern surrounding discussions of Year 2000, the Company does not anticipate major interruptions. The development and testing of a contingency plan will help to ensure this. The Company believes its Y2K program is adequate to detect in advance compliance issues, and that the necessary resources to remedy them are available. However, the Y2K problem has many aspects and potential consequences, some of which are not reasonably foreseeable; therefore, there can be no assurance that unforeseen consequences will not occur.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Statement establishes standards for reporting comprehensive income and its components in a full set of financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The Company had no items that would be classified as other comprehensive income in the quarter ended December 31, 1998.

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

The Company is exposed to some market risk through interest rates, related to its investment of its current cash and cash equivalents of approximately $11.3 million. These funds are generally invested in highly liquid debt instruments with short term maturities. As such instruments mature and the funds are re-invested, the Company is exposed to changes in market interest rates. This risk is not considered material and the Company manages such risk by continuing to evaluate the best investments rates available for short-term high quality investments.

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



Item 1.          Legal Proceedings.
                 None


Item 2.          Changes In Securities.
                 None


Item 3.          Defaults Upon Senior Securities.
                 None


Item 4.          Submission Of Matters To A Vote Of Security Holders.
                 None


Item 6.          Reports On Form 8-K.
                 8-K filed on February 3, 1999 disclosed that James Bauchiero would be leaving his position as Chief Financial Officer to pursue other opportunities.


                 Exhibits

                 Exhibit 27 Financial Data Schedule (For SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/S/ Kent E. Lillie
Kent E. Lillie, President


Date:


/S/ Joseph Nawy
Joseph Nawy, VP, Finance


Date:_____________________________