Form 10-Q
period 1999-03-31
SHOP AT HOME INC /TN/
filed 1999-05-04
CIK 810029

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For the Quarter Ended Commission File Number
                             March 31, 1999 0-25596


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


Indicate by check mark whether the registrant(1)has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock $.0025 par value                            24,324,937
         (Title of class)                          (Shares outstanding at
                                                       April 16, 1999)

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                                      Index
               Three and Nine Months Ended March 31, 1999 and 1998
--------------------------------------------------------------------------





Part     I        FINANCIAL INFORMATION


         Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets                       3

         Condensed Consolidated Statements of Operations             4

         Condensed Consolidated Statements of  Cash Flows            5-6

         Notes to Condensed Consolidated Financial Statements        7-9


         Item 2 - Management's Discussion And Analysis of
                    Financial Condition And Results of Operations    10-17

         Item 3 - Quantitative And Qualitative Disclosure About
                    Market Risk                                      18

Part     II       OTHER INFORMATION                                  19

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

         Item 4 - Submission of Matters to a Vote of Security Holders

         Item 6 - Exhibits and Reports on Form 8-K

                     Exhibit 27 - Financial Data Schedule (For SEC use only)



                                                       SHOP AT HOME, INC. AND SUBSIDIARIES
                                                      Condensed Consolidated Balance Sheets
                                                               (Thousands of Dollars)

------------------------------------------------------------------------------------------------------------------------------

                                                                                March 31,                       June 30,
                                                                                   1999                           1998
                                                                           ---------------------           -------------------
                                                                               (Unaudited)


Cash                                                                                     $8,821                       $21,224
Accounts receivable - net                                                                 9,423                         3,830
Inventories - net                                                                         5,765                         4,332
Prepaid expenses                                                                          1,323                           404
Deferred tax assets                                                                       1,057                           990
                                                                           ---------------------           -------------------
     Total current assets                                                                26,389                        30,780

Related party - note receivable, net of discounts of $104 and
   $134, respectively                                                                       681                           660
Property & equipment - net                                                               27,923                        20,557
FCC  and NFL Licenses - net                                                              83,008                        84,831
Goodwill, net                                                                             2,408                         2,532
Other assets                                                                              6,027                         4,410
                                                                           =====================           ===================
     Total assets                                                                      $146,436                      $143,770
                                                                           =====================           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                   $23,801                       $18,784
Current portion - capital leases and long term debt                                           -                           161
Deferred revenue                                                                            183                           267
                                                                           ---------------------           -------------------
     Total current liabilities                                                           23,984                        19,212

Long-term debt                                                                           75,000                        75,254
Deferred income taxes                                                                       945                         3,551
Redeemable Preferred Stock:
   Redeemable at $10 per share
  $10 par value, 1,000,000 shares authorized,
   106,123 and 137,943 shares issued and outstanding at
   March 31, 1999 and June 30, 1998, respectively                                         1,075                         1,393

Stockholders' equity:
Common stock - $.0025 par value,
  30,000,000 shares authorized, 24,324,937 and 23,313,191 shares issued at March
  31, 1999
     and June 30, 1998, respectively                                                         61                            58
Additional paid in capital                                                               51,399                        48,848
Accumulated deficit                                                                      (6,914)                       (4,546)
Accumulated other comprehensive income                                                      886                             -
                                                                           =====================           ===================
     Total liabilities and stockholders' equity                                        $146,436                      $143,770
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



                                                       SHOP AT HOME, INC. AND SUBSIDIARIES
                                                 Condensed Consolidated Statements of Operations
                                                               (Thousands of Dollars)

------------------------------------------------------------------------------------------------------------------------------

                                                      Three Months Ended                         Nine Months Ended
                                                          March 31,                                  March 31,
                                             -------------------------------------    ----------------------------------------
                                                   1999               1998                   1999                 1998
                                             -----------------  ------------------    --------------------  ------------------
                                               (Unaudited)         (Unaudited)            (Unaudited)          (Unaudited)

Net revenues                                          $37,098             $26,163                $110,442             $70,457
Operating expenses:
     Cost of sales (excluding items
        listed below)                                  22,866              15,622                  65,869              40,866
     Salaries and wages                                 2,674               1,881                   8,120               5,161
     Transponder and cable charges                      6,760               4,461                  19,370              12,554
     Other general and administrative
        expenses                                        3,685               3,133                  10,489               7,930
     Depreciation and amortization                      1,327                 413                   3,609               1,193
     Move-related expenses                                197                   -                     873                   -
                                             -----------------  ------------------    --------------------  ------------------
          Total operating expenses                     37,509              25,510                 108,230              67,694
                                             -----------------  ------------------    --------------------  ------------------

Operating income (loss)                                  (411)                653                   2,212               2,763

Other income                                              102               1,044                     676               1,214
Interest expense                                        2,389                 286                   6,590                 741
                                             -----------------  ------------------    --------------------  ------------------
Income (loss) before income
        Taxes                                         (2,697)               1,411                 (3,802)               3,236

Income tax expense (benefit)                            (987)                 536                 (1,445)               1,238
                                            -----------------  ------------------    --------------------  ------------------

          Net income (loss)                          $(1,710)                $875                $(2,357)              $1,998
                                            -----------------  ------------------    --------------------  ------------------

Other comprehensive income:

   Tax benefit of exercise of stock options              886                    -                    886                    -
                                             -----------------  ------------------    --------------------  ------------------

   Comprehensive income                                $(824)                $875                $(1,404)              $1,998
                                             =================  ==================    ====================  ==================

Basic Earnings (Loss) Per Share                        $(.07)                $.07                  $(.10)                $.17
                                             =================  ==================    ====================  ==================

Diluted Earnings (Loss) Per Share                      $(.07)                $.06                  $(.10)                $.14
                                             =================  ==================    ====================  ==================











          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


                                                            SHOP AT HOME, INC. AND SUBSIDIARIES
                                                      Condensed Consolidated Statements of Cash Flows
                                                         Nine Months Ended March 31, 1999 and 1998
                                                                     (Thousands of Dollars)
                                                                                     1999                        1998
                                                                                  (Unaudited)                (Unaudited)
                                                                               ------------------         -------------------

CASH FLOW FROM OPERATING ACTIVITIES:

   Net income (loss)                                                                    $(2,357)                      $1,998
   Gain on sale of assets                                                                      -                        (900)
   Non-cash expenses included in net income
     Depreciation and amortization                                                         3609                       1,193
     Deferred income taxes                                                               (1,787)                         869
     Deferred interest expense                                                              (22)                           -
     Provision for bad debt                                                                    -                         355
     Provision for inventory obsolescence                                                     70                        (351)
     Changes in current and non-current items
     Accounts receivable                                                                 (5,593)                      (4,257)
     Inventories                                                                         (1,503)                      (1,718)
     Prepaid expenses and other assets                                                   (1,536)                         183
     Accounts payable and accrued expenses                                                4,862                        3,380
     Deferred revenue                                                                       (84)                         194
                                                                               ==================         ===================
       Net cash (used) provided by operations                                            (4,341)                         946
                                                                               ==================         ===================

CASH FLOWS FROM INVESTING ACTIVITIES:

   Note receivable-related party                                                               -                        (800)
   Purchase of equipment                                                                 (1,724)                        (488)
   Purchase of assets                                                                    (6,235)                      (6,325)
   Purchase of licenses                                                                        -                     (71,500)
   Other assets                                                                          (1,925)                      (5,546)
   Proceeds from sale of asset                                                                 -                         900
                                                                               ==================         ===================
     Net cash used in investing activities                                               (9,884)                     (83,759)
                                                                               ==================         ===================

CASH FLOWS FROM FINANCING ACTIVITIES:


   Exercise of stock options and warrants                                                  2,440                         669
   Common stock issued                                                                         -                      40,250
   Payment of stock issuance costs                                                             -                      (2,963)
   Purchase and retirement of common stock                                                 (203)                           -
   Repayments of debt and capitalized leases                                               (415)                     (11,519)
   Additional long-term debt                                                                   -                      78,000
                                                                               ==================         ===================
     Net cash provided by financing activities                                            1,822                      104,437
                                                                               ==================         ===================

NET INCREASE/(DECREASE) IN CASH                                                         (12,403)                      21,624

   Cash beginning of period                                                               21,224                       5,078
                                                                               ==================         ===================
   Cash end of period                                                                     $8,821                     $26,702
                                                                               ==================         ===================

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                                                            SHOP AT HOME, INC. AND SUBSIDIARIES
                                              Condensed Consolidated Statements of Cash Flows (Continued)
                                                         Nine Months Ended March 31, 1999 and 1998
                                                                    (Thousands of Dollars)

--------------------------------------------------------------------------------------------------------------------------------

                                                                            1999                                1998
                                                                  --------------------------          --------------------------
                                                                         (Unaudited)                         (Unaudited)

SCHEDULE OF NONCASH FINANCING ACTIVITIES

Stock issued for loan guarantee                                                $         40                       $           -
                                                                  ==========================          ==========================



Conversion of note payable into shares of common stock                         $          -                      $        1,190
                                                                  ==========================          ==========================


Conversion of preferred stock into shares of common stock                      $        318                      $            -
                                                                  ==========================          ==========================


Income tax benefit from exercise of non-qualified stock options                $        886                      $          245
                                                                  ==========================          ==========================


























          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           March 31, 1999 (Unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All dollar values have been expressed in thousands (000s) unless otherwise noted and except for per share data. The financial information included herein is unaudited for the quarter and nine months ended March 31, 1999; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations of the interim periods. The condensed consolidated balance sheet data for the fiscal year ended June 30, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accounting policies followed by the Company are set forth in the Company's financial statements in the Shop At Home, Inc. and Subsidiaries Annual Report on Form 10-K/A for the fiscal year ended June 30, 1998.

Certain  amounts  in  the  prior  periods' condensed  consolidated   financial
statements have been reclassified for comparative purposes to conform to the current year presentation.

NOTE 2 - INVENTORIES

The components of inventories at March 31, 1999 and June 30, 1998 are as follows:

                     March 31,                    June 30,
                       1999                         1998
                --------------------         -------------------
                             (Thousands of Dollars)

Work in process                 $246                        $152
Finished goods                 5,610                       4,201
                --------------------         -------------------
                               5,856                       4,353
Valuation allowance              (91)                        (21)
                --------------------         -------------------

Total                         $5,765                      $4,332
                ====================         ===================


NOTE 3 - STOCK TRANSACTION

The Company's Board of Directors authorized management to repurchase in the open market, at its discretion, up to two million shares of the Company's common stock. Shares purchased under this program have been retired in accordance with the terms of the Indenture. The Company repurchased a total of 90,300 shares at a cost of $203 by the end of December 1998, with no additional purchases made since then.

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

The following table sets forth for the periods indicated the calculation of net earnings (loss) per share:

                                                              Three Months Ended                    Nine Months Ended
                                                                   March 31,                            March 31,
                                                            1999               1998              1999              1998
                                                      -----------------  -----------------  ----------------  ----------------

Numerator:
     Net income (loss)                                        $(1,710)               $875          $(2,357)            $1,998
     Preferred stock dividends                                     (4)                (4)              (15)              (15)
                                                      -----------------  -----------------  ----------------  ----------------
     Numerator for basic earnings per share-
          income (loss) available to common
             stockholders                                      (1,714)                871           (2,372)             1,983
     Effect of dilutive securities:
          Preferred stock dividends                                  4                  4                15                15
          Interest on convertible debt                               -                  -                 -                50
Numerator for diluted earnings per share-
          Income (loss) available to common
                                                      -----------------  -----------------  ----------------  ----------------
          Stockholders after assumed conversions              $(1,710)               $875          $(2,357)            $2,048
                                                      =================  =================  ================  ================

Denominator:   (000s)
     Denominator for basic earnings per share-
          Weighted-average shares                               23,997             12,227            23,567            11,593
                                                      -----------------  -----------------  ----------------  ----------------
     Effect of dilutive securities:
     a)  Stock options and warrants                                  -              2,659                 -             2,854
     b)  Convertible preferred stock                                 -                138                 -               138
          Convertible debt                                           -                  -                 -               158
                                                      -----------------  -----------------  ----------------  ----------------
     Dilutive potential common shares                           23,997              2,797            23,567             3,150
                                                      -----------------  -----------------  ----------------  ----------------
Denominator for diluted earnings per share
          Adjusted weighted-average shares and
             assumed conversions                                     -             15,024                 -            14,743
                                                      =================  =================  ================  ================

Basic earnings (loss) per share                                 $(.07)               $.07            $(.10)              $.17
                                                      =================  =================  ================  ================
Diluted earnings (loss) per share                               $(.07)               $.06            $(.10)              $.14
                                                      =================  =================  ================  ================

Although these amounts are excluded from the computation in loss years because their inclusion would be anti-dilutive, they are shown here for informational and comparative purposes only.

     a)  Employee stock options and warrants                     3,961                  -             4,175                 -
     b)  Convertible preferred stock                               127                  -               137                 -


NOTE 5- MANAGEMENT STOCK OPTIONS OUTSTANDING

At March 31, 1999, options to purchase up to 2.4 million shares of common stock, including 145,000 shares issued to outside directors, at prices ranging from $1.00 to $13.00 per share were outstanding to employees and members of management. Options vest annually over a period of up to five years. The options expire the earlier of five years from date of vesting or 30 days after termination of employment.

NOTE 6- CONTINGENCIES AND COMMITMENTS

Upon the acquisition of WMFP by a subsidiary of the Company in February 1995, management concluded that the Company did not have nexus in the State of Massachusetts for sales and use tax purposes. To support this position, the Company requested a ruling from the State Department of Revenue (DOR). In January 1999, the DOR ruled that the Company did have nexus and was obligated to collect and remit the use tax on all sales to Massachusetts customers. As a result, in January 1999, the Company remitted approximately $1.4 million which included tax collected and recorded on the books of $1.2 million and accrued interest of $191 thousand. There is a possibility that the Department of Revenue could impose a penalty. If a penalty is imposed, the Company intends to pay it under protest and challenge the ruling in its entirety. No amount has been assessed as a potential penalty as of March 31, 1999.

In February 1999, the Company made a $1 million non-refundable payment with respect to its pending acquisition of station WBPT in Bridgeport, Connecticut as part of a total purchase price of $20 million. The Company is obligated to close the acquisition by early June 1999.

The Company has entered into  agreements with  computer software and hardware
vendors   to  replace   its  core   systems  and  to launch  a  new   website,
collectibles.com. The Company estimates that these agreements will require payments of approximately $13 million.

NOTE 7- SUBSEQUEST EVENT - AGREEMENT WITH YAHOO, INC.

On April 28, 1999, the Company entered into an agreement with Yahoo!, Inc., a leading internet portal, under which the two companies will cross-promote various products and services. The agreement, calls for the Company to provide Yahoo! with auction products online as well as television time for Yahoo! merchandise.

In return, Yahoo! has agreed to provide the Network with online banner advertising and other promotional services, including co-sponsored events.

The agreement is for a term of one year and will automatically be extended for an additional six month period unless one of the parties chooses to terminate the agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations of the Company is qualified in its entirety by the more detailed information and financial data, including the Consolidated Financial Statements and Notes thereto, included elsewhere herein.

General

The Company, founded in 1986, is a nationally televised home shopping retailer offering high-quality merchandise, at prices competitive with traditional retailers and catalog companies, as well as unique merchandise and memorabilia that may be unavailable or have limited availability elsewhere. The Company derives revenues primarily from the sale of merchandise marketed through its home shopping programming carried by: television stations owned by the Company; by television stations with whom the Company has entered into agreements to purchase broadcast time; by the carriage of those television broadcasts on cable television systems under the "must-carry" or retransmission consent provisions of federal law; by the direct carriage on cable television systems under agreements with cable system operators; and by the direct reception of the Company satellite transmission by individuals who own satellite downlink equipment. Beginning in 1997, another source of revenues has been the Company's wholly-owned subsidiary, Collector's Edge of Tennessee, Inc., ("Collector's Edge"). Collector's Edge is engaged in the business of wholesale sales of sports trading cards under license with National Football League Properties, Inc., and National Football Players, Incorporated. Collector's Edge was organized in February 1997 and acquired the assets of an existing company that had been engaged in the same business for approximately four years. The Company also receives additional revenues from the sale of broadcast time on its owned television stations for the broadcast of infomercials.

As of March 31, 1999, the Company's programming was viewable during all or a part of each day by approximately 67.0 million cable households, of which
approximately   8.2  million  cable  households   receive the  programming  on
essentially a full-time basis (20 or more hours  per  day)  and  the remaining
58.8 million cable  households receive it on a  part-time  basis.   Households
may be counted more than once if they  receive  signals  from multiple sources,
i.e. cable  and  broadcast  in  the  same   market.  In  order to  measure its
performance  in a manner  that  reflects  both  the growth  of the Company and the nature of its access to part-time cable households, the Company uses a cable household full-time equivalent method to measure the reach of the Company's programming which accounts for both the quantity and quality of time available to the Company. To derive this full-time equivalent cable
household   base  ("FTE  Cable  Household"),  the  Company   has  developed  a
methodology  to  assign  a  relative  value of each  daypart  to the Company's
overall sales, which is based on   sales  in markets where  the programming is
carried on a full-time basis. Each daypart has a value based on historical sales. The Company believes that changes in the number of FTE Cable Households provide a consistent measure of the growth of the Company and applies this methodology to all affiliates. Accordingly, the Company uses the revenue per average FTE Cable Household as a measure of pricing new affiliate contracts and estimating their anticipated revenue performance.

The Company owns and operates five UHF television stations located in the San Francisco, Boston, Houston, Cleveland and Raleigh markets, four of which are among the top 13 television markets in the United States.

Principal elements in the Company's cost structure are (i) cost of goods sold,
(ii) transponder and cable costs, and (iii) salaries and wages. The Company's cost of goods sold is a direct result of both the product mix and the Company's ability to negotiate favorable prices from its vendors. Transponder and cable costs include expenses related to carriage under affiliation and transponder agreements. Carriage costs have increased on an absolute basis in recent years. The Company's increased carriage costs are primarily attributable to the initiation of the Company's programming in new markets. FTE Cable Households have grown from 12.7 million at March 31, 1998, to 16.6 million at March 31, 1999. The Company expects this trend will continue as the Company enters new markets and expands the number of hours in its part-time markets.

Overview of Results of Operations

The following table sets forth for the periods indicated the percentage relationship to net revenues of certain items included in the Company's Condensed Consolidated Statements of Operations:

                                           Three Months Ended March 31,               Nine Months Ended March 31,
                                            1999                  1998                1999                 1998
                                      ------------------   -------------------   ----------------   -------------------

Net revenues                                      100.0 %               100.0 %            100.0 %               100.0 %

Cost of sales (excluding items
     listed below)                                 61.6                  59.7               59.6                  58.0
Salaries & wages                                    7.2                   7.2                7.4                   7.3
Transponder & cable                                18.2                  17.0               17.5                  17.8
Other general operating and
     administrative expense                        10.0                  11.9                9.4                  11.3
Depreciation & amortization                         3.6                   1.6                3.3                   1.7
Move-related expenses                                .5                     -                 .8                     -

Other income                                         .3                   4.0                 .6                   1.7
Interest expense                                    6.4                   1.1                6.0                   1.1

Net income (loss) before income
     Taxes                                        (7.3)                   5.4              (3.4)                   4.6
Income tax expense (benefit)                      (2.7)                   2.0              (1.3)                   1.8

Net income (loss)                                 (4.6)                   3.4              (2.1)                   2.8

Three months ended March 31, 1999 vs. three months ended March 31, 1998

         Net Revenues. The Company's revenues for the quarter ended March 31, 1999, were $37.1 million, an increase of 41.8% from revenues of $26.2 million for the same quarter in 1998. The core business of the shopping network accounted for 94.2% of revenues on an average of 16.1 million FTE Cable Households in the quarter ended March 31, 1999 compared to an average of 11.9 million FTE Cable Households in the 1998 quarter, representing a 35.3%
increase in FTEs. The remaining 5.8% of 1999 revenues resulted from approximately $2.1 million in revenues from Collector's Edge, as compared to $1.1 million in revenues or 4.2% for the same quarter in 1998.

In addition, the 1999 period includes infomercial revenue of $631 thousand compared to $358 thousand in 1998 representing a 76.2% increase. This increase is due primarily to the addition of the Cleveland, San Francisco and Raleigh-Durham stations acquired at the end of March 1998.

         Cost  of  Sales.  Cost of sales  represents  the  purchase  price  of merchandise and inbound freight. For the quarter ended March 31, 1999, the cost of sales increased to 61.6% from 59.7% in the comparable 1998 period. This increase is mainly due to a higher percentage of sales attributable to lower-margin product categories, primarily electronics and coins which collectively represented approximately 29% of revenues for the three months ended March 31, 1999 compared to 20% of revenues for the 1998 period.

         Salaries and Wages.Salaries and wages for the quarter ended March 31, 1999 were $2.7 million, an increase of 42.2% over the comparable 1998 quarter. Salaries and wages as a percent of revenues, however, remained stable at 7.2% for both the 1999 and 1998 periods after giving effect to $304 thousand or .8% of salaries capitalized as part of the installation of new computer software systems.

         Transponder and Cable. Transponder and cable costs for the quarter ended March 31, 1999 were $6.8 million, an increase of $2.3 million or 51.5% over the comparable 1998 quarter. During the same period full-time equivalent households grew 35.3%. The cable carriage cost component of this expense category increased as a percentage of revenues to 17.0% from 15.6%. The additional expense in cable cost is the result of the Company's FTE average increasing to 16.1 million from 11.8 million for the quarters ending March 31, 1999 and 1998, respectively. Carriage costs as a percentage of revenues initially tend to be higher in periods during which the Company enters a new market. Due to the fixed nature of this expense, however, the ratio of expense to revenues usually decreases as the viewing audience grows and related revenues increase. As a market matures, if carriage costs do not migrate down to a cost-effective level, management attempts to renegotiate the carriage contract and may exit a market if acceptable margins cannot be obtained.

         Other General Operating and Administrative Expenses. Other general, operating and administrative expenses for the quarter ended March 31,1999 were $3.7 million, an increase of $.6 million or 17.6% over the comparable 1998 quarter. This increase is primarily due to credit card fees and telephone costs related to higher revenues, and to utilities, rent and miscellaneous expenses, which rose primarily due to the acquisition of television stations and the move to the new headquarters facility in Nashville. With the revenue increase of 42%, this expense category, which is largely comprised of fixed expenses, expressed as a percentage of revenues, has decreased to 10.0% in 1999 from 11.9% in 1998.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 1999 were $1.3 million, an increase of $914 or 221.0% over the comparable 1998 quarter. The major components of this increase are $547 thousand associated with the amortization of license cost and depreciation for the three television stations acquired at the end of March 1998 and $203 thousand additional depreciation on the Company's new headquarters.

         Move-Related Expenses. Move-related expenses were $197 thousand in the quarter ended March 31, 1999 and were primarily related to employee relocation.

         Interest. Interest expense for the quarter ended March 31, 1999 was $2.4 million, an increase of $2.1 million or 735.4% over the comparable 1998 quarter. This increase is due to the issuance of $75 million 11% Senior Secured Notes due 2005, which the Company successfully issued in March 1998.

         Other Income. Other income decreased to $102 for the quarter ended March 31, 1999, from $1.4 million for the same period in 1998, representing a 90.2% decrease. The decrease was primarily due to a one-time $900 thousand gain in 1998 on the sale of the Company's contractual right to acquire a Knoxville station.


Nine months ended March 31, 1999 vs. nine months ended March 31, 1998.

         Net Revenues. The Company's net revenues for the nine months ended March 31, 1999 were $110.4 million, an increase of 56.8% over net revenues of $70.1 million for the same period last year. The core business of the shopping network accounted for 94.4% of net revenues based on an average of
16.1 million FTE Cable Households in the nine months ended March 31, 1999 compared to an average of 10.1 million FTE Cable Households in the same period in 1998. During the nine months ended March 31, 1999, the Company generated revenues per FTE Cable Household of approximately $8.63 compared with approximately $8.66 per FTE Cable Household for the same period of the prior year. The major reason for the decrease in revenues per household is due to the addition of an average of 6.0 million FTEs during the nine months ended March 1999 compared to the same period in 1998, representing a 59% increase. These additional households have not yet reached their full
revenue   potential  as  mature  households.  The  remaining 5.6% of 1999 net revenues resulted from approximately $4.5 million from Collector's Edge.

         Also included in net revenues was infomercial income, generated by its broadcast operations in Boston, Houston, Cleveland, San Francisco and Raleigh-Durham, of $1.3 million compared to $922 thousand in the comparable 1998 nine month period, representing a 41.5% increase. The Company also sold approximately $451 thousand of broadcast time to certain vendors during the 1998 period. The Company did not continue this practice in the 1999 period.

         Cost of Sales. Cost of sales represents the purchase price of merchandise and inbound freight. For the nine month period ended March 31, 1999, the cost of sales increased to 59.6% from 58.0% in the comparable 1998 period. This increase is mainly due to a higher percentage of sales attributable to lower-margin product categories, primarily electronics and coins which collectively represented approximately 23.7% of revenues for the nine months ended March 31, 1999 compared to 26.0% of revenues for the 1998 period.

         Salaries and Wages.Salaries and wages for the nine months ended March 31, 1999 were $8.1 million, an increase of 57.3% compared to the same period in 1998. Salaries and wages as a percent of revenues remained consistent in both years reflecting the addition of new personnel commensurate with the increase in revenues.

         Transponder and Cable.Transponder and cable costs for the nine months ended March 31, 1999 were $19.4 million, an increase of $6.8 million or 54.4% compared to the same period in 1998. The cable component of this expense category remained constant at 16.3% for both periods. Although the percentage remained constant, the 1999 period reflects the reduction of cable costs of stations KCNS, San Francisco and WRAY, Raleigh-Durham which were acquired in March 1998 and therefore not included in the 1999 period. The additional expense in cable costs is the result of the Company's FTE average increasing to 16.1 million from 10.1 million for the nine month periods ending March 31, 1999 and 1998, respectively. As a percentage of revenues, the costs initially tend to be higher in periods during which the Company enters a new market and/or adds a significant number of new households. Due to the fixed nature of this expense, however, its relationship usually decreases as revenues develop and the audience matures. The Company's ultimate goal is for carriage costs to stabilize in mature markets at approximately
15% of revenues. As a market matures, if carriage costs do not move down to cost-effective levels, management generally attempts to renegotiate the carriage contract.

         Other General Operating and Administrative Expenses. Other general, operating and administrative expenses for the nine months ended March 31, 1999 were $10.5 million, an increase of $2.6 million or 32.3% compared to the nine months ended March 31, 1998. As a percentage of revenues, this constituted a decrease to 9.4% in 1999 from 11.3% in 1998 and is attributable to a number of factors, including legal and consulting expenses, operating supplies and advertising.

         Depreciation and Amortization. Depreciation and amortization for the nine months ended March 31, 1999 was $3.6 million, an increase of $2.4 million or 202.5% compared to the nine months ended March 31, 1998. The largest part of this increase was the $1.6 million of additional license cost amortization and depreciation for the three new television stations acquired in March 1998 and $417 thousand of additional depreciation of the Company's new facility in Nashville.

         Move-Related Expenses. Move-related expenses were $873 thousand in the nine months ended March 31, 1999. These expenses primarily relate to employee relocation, rental of temporary facilities, the grand opening, of the Company's Nashville headquarters and employee stay bonuses associated with the related relocation.

         Interest. Interest expense for the nine months ended March 31, 1999 was $6.6 million, an increase of $5.8 million or 789.4% compared to the nine months ended March 31, 1998. The increase was due to the issuance of $75 million 11% Senior Secured Notes due 2005, which the Company successfully issued in March 1998.

         Other Income. Other income decreased to $676 thousand for the nine months ended March 31, 1999 from $1.2 million for the comparable 1998 period representing a 44.4% decrease. The major portion of this decrease is the result of the inclusion of a $900 thousand gain on the sale of the Company's Knoxville station.

LIQUIDITY AND CAPITAL RESOURCES

The Company's historical capital sources have included an initial public offering of Common Stock, proceeds from the private and public placement of Common Stock, proceeds from the exercise of warrants, bank lines of credit, public placement of debt, funds from operations and long-term debt incurred in connection with acquisitions.

As of March 31, 1999, the Company had current assets of $26.4 million compared to current liabilities of $24.0 million, resulting in working capital of $2.4 million. The Company's positive working capital position is primarily attributable to the infusion of excess cash from the public offering completed in March 1998, which will continue to be used to fund capital expenditures and general working capital requirements.

During the nine months ended March 31, 1999, the Company used approximately $5.6 million to fund accounts receivable, approximately $1.5 million for inventory $919 of prepaid items, and approximately $1.9 million comprised of the $1 million deposit for the pending acquisition of station WBPT, Bridgeport, Connecticut and approximately $700 thousand for the combination of prepaid royalties and various athletics promotional expenses for future card releases. These expenditures were offset in part by almost $5.1 million in additional payables. In addition, the Company spent approximately $8.0 million for equipment and repaid capital leases of $400 thousand. These expenditure include upgrades to the equipment at the San Francisco and Raleigh stations to increase the power and quality of these broadcast signals; acquisition, renovation and equipping of its new Nashville facilities; and normal recurring capital expenditures. These capital expenditures were funded from the proceeds of the public stock and public notes offerings completed in March 1998.

Upon the acquisition of WMFP by a subsidiary of the Company in February 1995, management concluded that the Company did not have nexus in the State of Massachusetts for sales and use tax purposes. To firm up this position, the Company requested a ruling from the State Department of Revenue (DOR). In January 1999, the DOR ruled that the Company did have nexus and was obligated to collect and remit the use tax on all sales to Massachusetts customers. As a result, the Company remitted approximately $1.4 million which included tax collected and recorded on the books as of March 31, 1999 of $1.2 million and accrued interest of $191. There is a possibility that the Department of Revenue could impose a penalty. If a penalty is imposed, the Company intends to pay it under protest and challenge the ruling in its entirely. No amount has been assessed for a potential penalty as of March 31, 1999.

In order to fund its acquisition of station WBPT in Bridgeport, Connecticut, the Company has obtained a bank commitment for a senior loan of $20 million in additional funds needed to close on this station in early June 1999.

The Company is highly leveraged and has limited additional debt capacity. As a result, the Company is evaluating placement of equity, privately and/or publicly to fund the implementation and development of its website "collectibles.com", the Company's systems conversion and other potential station acquisitions. If the Company is unable to obtain capital from external sources, the aforementioned growth and improvements may be delayed or abandoned.

Year 2000

The Company intends to achieve compliance through systems replacement and believes existing capital budgets are adequate for any remaining hardware and software replacements.

The Company is supported by redundant IBM RS6000s, each of which interfaces directly with a Year 2000 (Y2K) compliant backup disk system. The new version of the AIX operating system is also compliant. The Company's relocation to Nashville, Tennessee, helped compliance efforts by requiring the replacement of key network equipment. Since the move, the Company upgraded approximately 90% of its LAN application servers and computer systems to Windows NT systems and is currently testing the Y2K compliance "patch" to Windows NT. Additionally, the PBX, voice response system and Aspect Callcenter software and server were all upgraded and are compliant. There are still outstanding Y2K issues with the Company's web server and a software program utilized by Human Resources.

The Company has established a Year 2000 committee and part of its focus will be on businesses external to Shop At Home and on systems and service suppliers which are electronically linked to the Company's business units. The Company has provided many major vendors with an EDI software package which is Y2K compliant and the Company is not presently aware of any material problems in the Year 2000 compliance plans of its major vendors or service providers; however, the Company is in the process of further discovery and analysis of its vendors and other possible non-compliant suppliers.

Shop at Home has spent approximately $2.1 million on new computer hardware and systems to date and is replacing most of the primary computer systems with Oracle software as part of Y2K compliance and to build the infrastructure necessary for growth. The total cost of system replacements (both hardware and software) will approximate $10 million (in addition to what has already been spent).

The following is the time table for Shop At Home's Year 2000 compliance effort:

April 1999        All internal (hardware and software) and external (supplier)
                      factors identified.  90% completed at end of April 1999.
May               Mailings to external suppliers scheduled to go out.
June              Internal problems addressed and corrected and questionnaires to external suppliers evaluated. Begin testing internal systems.
July              Continue testing internal systems. Begin contingency
                      planning.
August            Complete contingency planning. Begin contingency testing.
August            Internal    Oracle  implementation  with  new  hardware  and
                      software complete.
September         Continue contingency testing.
October 1999      Complete all evaluation and testing. Review all  portions of
                      Y2K documentation.

The "worst case" scenario would be for the Company's critical vendors to have Y2000 problems. Such vendors would be related to:

     a) bankcard processors. The Company believes there are several providers for this service as alternatives.
     b) long distance telephone service providers. Similarly, in addition to the two providers used by the Company currently, the Company
        believes there  are alternative   providers.
     c) the satellite transponder provider. The contractor is bound to provide this service. If there were no alternative then the Company's signal would cease to be transmitted across the country.

The Company is contacting these vendors to verify their claims that they are Y2000 compliant.Shop At Home's contingency plans include seeking alternatives to vendors that are not compliant. Efforts, if necessary, will be made to find replacement sources of all primary servicers that cannot provide adequate assurance of compliance.

Despite the concern surrounding discussions of Year 2000, the Company does not anticipate major interruptions. The development and testing of a contingency plan will help to ensure this. The Company believes its Y2K program is adequate to detect in advance compliance issues, and the necessary resources to remedy them are available. The Y2K problem has many aspects and potential consequences however, some of which are not reasonably foreseeable. There is no assurance that unforeseen consequences, will not occur.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Statement establishes standards for reporting comprehensive income and its components in a full set of financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The only item classified as other comprehensive in the Company's 1999 financial statements is the tax benefit received from the exercise of non-qualified stock options and the exercise and disqualifying disposition of incentive stock options in the amount of $886 thousand.

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

The Company is exposed to some market risk through interest rates, related to its investment of its current cash and cash equivalents. These funds are generally invested in highly liquid debt instruments with short term maturities. As such instruments mature and the funds are re-invested, the Company is exposed to changes in market interest rates. This risk is not considered material and the Company manages such risk by continuing to evaluate the best investments rates available for short-term high quality investments.

The Company is not currently exposed to market risk through changes in interest rate on its long term indebtedness, because such debt is at a fixed rate.

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


Date:


/S/ Arthur Tek
Executive VP & Chief Financial Officer


Date:_____________________________