Form 10-Q/A
period 1999-03-31
SHOP AT HOME INC /TN/
filed 1999-05-14
CIK 810029

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-Q/A

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


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

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





Part     I        FINANCIAL INFORMATION


         Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets                     3

         Condensed Consolidated Statements of Operations           4

         Condensed Consolidated Statements of  Cash Flows          5-6

         Notes to Condensed Consolidated Financial Statements      7-9


         Item 2 -  Management's Discussion And Analysis of
                     Financial Condition And Results of Operations 10-17

         Item 3 -  Quantitative and Qualitative Disclosure About
                      Market Risk                                  17

Part     II       OTHER INFORMATION                                18

         Item 1 - Legal Proceedings

         Item 2 - Changes in Securities

         Item 3 - Defaults upon Senior Securities

         Item 4 - Submission of Matters to a Vote of Security Holders

         Item 6 - Exhibits and Reports on Form 8-K

                     Exhibit 10.46 - Asset purchase agreement between Shop at
                          Home and Paxon Communications

                     Exhibit 27 - Financial Data Schedule (For SEC use only)



                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)

------------------------------------------------------------------------------------------------------------------------------

                                                                                March 31,                       June 30,
                                                                                   1999                           1998
                                                                           ---------------------           -------------------
                                                                               (Unaudited)


Cash                                                                                     $8,821                       $21,224
Accounts receivable - net                                                                 9,423                         3,830
Inventories - net                                                                         5,765                         4,332
Prepaid expenses                                                                          1,323                           404
Deferred tax assets                                                                       1,057                           990
                                                                           ---------------------           -------------------
     Total current assets                                                                26,389                        30,780

Related party - note receivable, net of discounts of $104 and
   $134, respectively                                                                       681                           660
Property & equipment - net                                                               27,923                        20,557
FCC  and NFL Licenses - net                                                              83,008                        84,831
Goodwill, net                                                                             2,408                         2,532
Other assets                                                                              6,027                         4,410
                                                                           =====================           ===================
     Total assets                                                                      $146,436                      $143,770
                                                                           =====================           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                   $23,721                       $18,784
Current portion - capital leases and long term debt                                           -                           161
Deferred revenue                                                                            183                           267
                                                                           ---------------------           -------------------
     Total current liabilities                                                           23,904                        19,212

Long-term debt                                                                           75,000                        75,254
Deferred income taxes                                                                       945                         3,551
Redeemable Preferred Stock:
   Redeemable at $10 per share
  $10 par value, 1,000,000 shares authorized,
   106,123 and 137,943 shares issued and outstanding at
   March 31, 1999 and June 30, 1998, respectively                                         1,075                         1,393

Stockholders' equity:
Common stock - $.0025 par value,
  30,000,000 shares authorized, 24,324,937 and 23,313,191 shares issued at March
  31, 1999
   and June 30, 1998, respectively                                                           61                            58
Additional paid in capital                                                               52,610                        49,093
Accumulated deficit                                                                     (7,159)                       (4,791)
                                                                           ---------------------           -------------------
     Total liabilities and stockholders' equity                                        $146,436                      $143,770
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



                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                             (Thousands of Dollars)

------------------------------------------------------------------------------------------------------------------------------

                                                      Three Months Ended                         Nine Months Ended
                                                          March 31,                                  March 31,
                                             -------------------------------------    ----------------------------------------
                                                   1999               1998                   1999                 1998
                                             -----------------  ------------------    --------------------  ------------------
                                               (Unaudited)         (Unaudited)            (Unaudited)          (Unaudited)

Net revenues                                          $37,098             $26,163                $110,442             $70,457
Operating expenses:
     Cost of goods sold (excluding items
        listed below)                                  22,866              15,622                  65,869              40,866
     Salaries and wages                                 2,674               1,881                   8,120               5,161
     Transponder and cable charges                      6,760               4,461                  19,370              12,554
     Other general and administrative
        expenses                                        3,685               3,133                  10,489               7,920
     Depreciation and amortization                      1,327                 413                   3,609               1,193
     Move-related expenses                                197                   -                     873                   -
                                             -----------------  ------------------    --------------------  ------------------
          Total operating expenses                     37,509              25,510                 108,330              67,694
                                             -----------------  ------------------    --------------------  ------------------

Operating income (loss)                                 (411)                 653                   2,112               2,763

Other income                                              102               1,044                     676               1,214
Interest expense-Net                                  (2,388)               (286)                 (6,590)               (741)
                                             -----------------  ------------------    --------------------  ------------------
Income (loss) before income
        taxes                                         (2,697)               1,411                 (3,802)               3,236

Income tax expense (benefit)                            (987)                 536                 (1,445)               1,238
                                             -----------------  ------------------    --------------------  ------------------

          Net income (loss)                          $(1,710)                $875                $(2,357)              $1,998
                                             =================  ==================    ====================  ==================

Basic earnings (loss) per share                        $(.07)                $.07                  $(.10)                $.17
                                             =================  ==================    ====================  ==================

Diluted earnings (loss) per share                      $(.07)                $.06                  $(.10)                $.14
                                             =================  ==================    ====================  ==================













          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 1999 and 1998
                             (Thousands of Dollars)
                                                                                     1999                        1998
                                                                                  (Unaudited)                (Unaudited)
                                                                               ------------------         -------------------

CASH FLOW FROM OPERATING ACTIVITIES:

   Net income (loss)                                                                    $(2,357)                      $1,998
   Gain on sale of contract rights                                                             -                       (900)
   Non-cash expenses included in net income:
     Depreciation and amortization                                                         3,609                       1,193
     Deferred income taxes                                                               (1,787)                         869
     Deferred interest expense                                                              (22)                           -
     Provision for bad debt                                                                    -                         355
     Provision for inventory obsolescence                                                     70                       (351)
     Changes in current and non-current items:
     Accounts receivable                                                                 (5,593)                     (4,257)
     Inventories                                                                         (1,503)                     (1,718)
     Prepaid expenses and other assets                                                   (1,536)                         183
     Accounts payable and accrued expenses                                                 4,930                       3,380
     Deferred revenue                                                                       (84)                         194
                                                                               ==================         ===================
       Net cash (used) provided by operations                                            (4,273)                         946
                                                                               ==================         ===================

CASH FLOWS FROM INVESTING ACTIVITIES:

   Note receivable-related party                                                               -                       (800)
   Purchase of equipment                                                                 (1,724)                       (488)
   Purchase of assets                                                                    (6,339)                     (6,325)
   Purchase of licenses                                                                        -                    (71,500)
   Other assets                                                                          (1,925)                     (5,546)
   Proceeds from sale of contractual right                                                     -                         900
                                                                               ==================         ===================
     Net cash used in investing activities                                               (9,988)                    (83,759)
                                                                               ==================         ===================

CASH FLOWS FROM FINANCING ACTIVITIES:

   Exercise of stock options and warrants                                                  2,476                         669
   Common stock issued                                                                         -                      40,250
   Payment of stock issuance costs                                                             -                     (2,963)
   Purchase and retirement of common stock                                                 (203)                           -
   Repayments of debt and capitalized leases                                               (415)                    (11,519)
   Additional long-term debt                                                                   -                      78,000
                                                                               ==================         ===================
     Net cash provided by financing activities                                             1,858                     104,437
                                                                               ==================         ===================

NET INCREASE/(DECREASE) IN CASH                                                         (12,403)                      21,624

   Cash beginning of period                                                               21,224                       5,078
                                                                               ==================         ===================
   Cash end of period                                                                     $8,821                     $26,702
                                                                               ==================         ===================

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                       SHOP AT HOME, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                    Nine Months Ended March 31, 1999 and 1998
                             (Thousands of Dollars)

--------------------------------------------------------------------------------------------------------------------------------

                                                                            1999                                1998
                                                                  --------------------------          --------------------------
                                                                         (Unaudited)                         (Unaudited)

SCHEDULE OF NONCASH FINANCING ACTIVITIES

Stock issued for loan guarantee                                                $         40                       $           -
                                                                  ==========================          ==========================



Conversion of note payable into shares of common stock                         $          -                      $        1,190
                                                                  ==========================          ==========================


Conversion of preferred stock into shares of
     common stock                                                             $         318                       $           -
                                                                  ==========================          ==========================



Income tax benefit from exercise of stock options                             $         886                       $           -
                                                                  ==========================          ==========================



Assets acquired through capital lease                                          $          -                       $         149
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

                       SHOP AT HOME, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           March 31, 1999 (Unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All dollar values have been expressed in thousands (000s) unless otherwise noted except for per share data. The financial information included herein is unaudited for the quarter and nine months ended March 31, 1999; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations of the interim periods. The condensed consolidated balance sheet data for the fiscal year ended June 30, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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


NOTE 4 - NET EARNINGS/(LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock and assumed conversions of dilutive securities and potential common shares outstanding during the respective periods. Dilutive securities are represented by options, warrants, redeemable preferred stock and convertible debt outstanding and are included in the computation only for periods in which net income was generated.

The following table sets forth for the periods indicated the calculation of net earnings (loss) per share:

                                                              Three Months Ended                    Nine Months Ended
                                                                   March 31,                            March 31,
                                                            1999               1998              1999              1998
                                                      -----------------  -----------------  ----------------  ----------------

Numerator:
     Net income (loss)                                        $(1,710)               $875          $(2,357)            $1,998
     Preferred stock dividends                                     (4)                (4)              (15)              (15)
                                                      -----------------  -----------------  ----------------  ----------------
     Numerator for basic earnings per share-
          income (loss) available to common
             stockholders                                      (1,714)                871           (2,372)             1,983
     Effect of dilutive securities:
          Preferred stock dividends                                  4                  4                15                15
          Interest on convertible debt                               -                  -                 -                50
Numerator for diluted earnings per share-
          Income (loss) available to common
                                                      -----------------  -----------------  ----------------  ----------------
          Stockholders after assumed conversions              $(1,710)               $875          $(2,357)            $2,048
                                                      =================  =================  ================  ================

Denominator:   (000s)
     Denominator for basic earnings per share-
          Weighted-average shares                               23,997             12,227            23,567            11,593
                                                      -----------------  -----------------  ----------------  ----------------
     Effect of dilutive securities:
     a)  Stock options and warrants                                  -              2,659                 -             2,854
     b)  Convertible preferred stock                                 -                138                 -               138
          Convertible debt                                           -                  -                 -               158
                                                      -----------------  -----------------  ----------------  ----------------
     Dilutive potential common shares                                -              2,797                 -             3,150
                                                      -----------------  -----------------  ----------------  ----------------
Denominator for diluted earnings per share
          Adjusted weighted-average shares and
             assumed conversions                                23,997             15,024            23,567            14,743
                                                      =================  =================  ================  ================

Basic earnings (loss) per share                                 $(.07)               $.07            $(.10)              $.17
                                                      =================  =================  ================  ================
Diluted earnings (loss) per share                               $(.07)               $.06            $(.10)              $.14
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


NOTE 5- MANAGEMENT STOCK OPTIONS OUTSTANDING

At March 31, 1999, options to purchase up to 4.2 million shares of common stock, including 145,000 shares issued to outside directors, at prices ranging from $1.00 to $13.00 per share were outstanding to employees and members of management. Options vest annually over a period of up to five years. The options expire the earlier of five years from date of vesting or 30 days after termination of employment.

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

NOTE 7 - SUBSEQUENT EVENT - AGREEMENT WITH YAHOO, INC.

On April 28, 1999, the Company entered into an agreement with Yahoo!, Inc., a leading internet portal, under which the two companies will cross-promote various products and services. The agreement calls for the Company to provide Yahoo! with auction products online as well as television time for Yahoo! merchandise.

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

As of March 31, 1999, the Company's programming was viewable during all or a part of each day by approximately 67.0 million cable households, of which approximately 8.2 million cable households receive the programming on essentially a full-time basis (20 or more hours per day) and the remaining 58.8 million cable households receive it on a part-time basis. Households may be counted more than once if they receive signals from multiple sources, i.e. cable and broadcast in the same market. In order to measure its performance in a manner that reflects both the growth of the Company and the nature of its access to part-time cable households, the Company uses a cable household full-time equivalent method to measure the reach of the Company's programming which accounts for both the quantity and quality of time available to the Company. To derive this full-time equivalent cable household base ("FTE Cable Household"), the Company has developed a methodology to assign a relative value of each daypart to the Company's overall sales, which is based on sales in markets where the programming is carried on a full-time basis. Each daypart has a value based on historical sales. The Company believes that changes in the number of FTE Cable Households provide a consistent measure of the growth of the Company and applies this methodology to all affiliates. Accordingly, the Company uses the revenue per average FTE Cable Households as a measure of pricing new affiliate contracts and estimating their anticipated revenue performance.

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

Overview of Results of Operations

The following table sets forth for the periods indicated the percentage relationship to net revenues of certain items included in the Company's Condensed Consolidated Statements of Operations:

                                           Three Months Ended March 31,               Nine Months Ended March 31,
                                            1999                  1998                1999                 1998
                                      ------------------   -------------------   ----------------   -------------------

Net revenues                                      100.0 %               100.0 %            100.0 %               100.0 %

Cost of goods sold (excluding items
     listed below)                                 61.6                  59.7               59.6                  58.0
Salaries & wages                                    7.2                   7.2                7.4                   7.3
Transponder & cable                                18.2                  17.1               17.5                  17.8
Other general operating and
     administrative expense                         9.9                  12.0                9.4                  11.2
Depreciation & amortization                         3.6                   1.6                3.3                   1.7
Move-related expenses                                .5                     -                 .8                     -

Other income                                         .3                   4.0                 .6                   1.7
Interest expense                                    6.4                   1.1                6.0                   1.1

Net income (loss) before income
     Taxes                                        (7.3)                   5.4              (3.4)                   4.6
Income tax expense (benefit)                      (2.7)                   2.0              (1.3)                   1.8

Net income (loss)                                 (4.6)                   3.3              (2.1)                   2.8

Three months ended March 31, 1999 vs. three months ended March 31, 1998

         Net Revenues. The Company's revenues for the quarter ended March 31, 1999, were $37.1 million, an increase of 41.8% from revenues of $26.2 million for the same quarter in 1998. The core business of the shopping network accounted for 94.2% of revenues on an average of 16.1 million FTE Cable Households in the quarter ended March 31, 1999 compared to an average of 11.9 million FTE Cable Households in the 1998 quarter, representing a 35.3% increase in FTE cable households. The remaining 5.8% of 1999 revenues resulted from approximately $2.1 million in revenues from Collector's Edge, as compared to $1.1 million in revenues or 4.2% for the same quarter in 1998.

In addition, the 1999 period includes infomercial revenue of $631 thousand compared to $358 thousand in 1998 representing a 76.2% increase. This increase is due primarily to the addition of the Cleveland, San Francisco and Raleigh-Durham stations acquired at the end of March 1998.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and inbound freight. For the quarter ended March 31, 1999, the cost of goods sold increased to 61.6% from 59.7% in the comparable 1998 period. This increase is mainly due to a higher percentage of sales attributable to lower-margin product categories, primarily electronics and coins which collectively represented approximately 29% of revenues for the three months ended March 31, 1999 compared to 20% of revenues for the 1998 period.

         Salaries and Wages. Salaries and wages for the quarter ended March 31, 1999 were $2.7 million, an increase of 42.2% over the comparable 1998 quarter. Salaries and wages as a percent of revenues, however, remained stable at 7.2% for both the 1999 and 1998 periods after giving effect to $304 thousand or .8% of salaries capitalized as part of the installation of new computer software systems.

         Transponder and Cable. Transponder and cable costs for the quarter ended March 31, 1999 were $6.8 million, an increase of $2.3 million or 51.5% over the comparable 1998 quarter. During the same period full-time equivalent households grew 35.3%. The cable carriage cost component of this expense category increased as a percentage of revenues to 17.0% from 15.6%. The additional expense in cable cost is the result of the Company's FTE cable households average increasing to 16.1 million from 11.8 million for the quarters ending March 31, 1999 and 1998, respectively. Carriage costs as a percentage of revenues initially tend to be higher in periods during which the Company enters a new market. Due to the fixed nature of this expense however, the ratio of expense to revenues usually decreases as the viewing audience grows and related revenues increase. As a market matures, if carriage costs do not migrate down to a cost-effective level, management attempts to renegotiate the carriage contract and may exit a market if acceptable margins cannot be obtained.

         Other General Operating and Administrative Expenses. Other general, operating and administrative expenses for the quarter ended March 31, 1999 were $3.7 million, an increase of $.6 million or 17.6% over the comparable 1998 quarter. This increase is primarily due to credit card fees and telephone costs related to higher revenues, and to utilities, rent and miscellaneous expenses, which rose primarily due to the acquisition of television stations and the move to the new headquarters facility in Nashville. With the revenue increase of 42%, this expense category, which is largely comprised of fixed expenses, expressed as a percentage of revenues, has decreased to 9.9% in 1999 from 12.0% in 1998.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 1999 were $1.3 million, an increase of $914 thousand or 221.3% over the comparable 1998 quarter. The major components of this increase are $547 thousand associated with the amortization of license costs and depreciation for the three television stations acquired at the end of March 1998 and $203 thousand additional depreciation on the Company's new headquarters.

         Move-Related Expenses. Move-related expenses were $197 thousand in the quarter ended March 31, 1999 and were primarily related to employee relocation.

         Interest. Interest expense for the quarter ended March 31, 1999 was $2.4 million, an increase of $2.1 million or 735.0% over the comparable 1998 quarter. This increase is due to the issuance of $75 million 11% Senior Secured Notes due 2005, which the Company successfully issued in March 1998.

         Other Income. Other income decreased to $102 for the quarter ended March 31, 1999, from $1.0 million for the same period in 1998, representing a 90.2% decrease. The decrease was primarily due to a one-time $900 thousand gain in 1998 on the sale of the Company's contractual right to acquire a Knoxville station.

Nine months ended March 31, 1999 vs. nine months ended March 31, 1998.

         Net Revenues. The Company's net revenues for the nine months ended March 31, 1999 were $110.4 million, an increase of 56.8% over net revenues of $70.5 million for the same period last year. The core business of the shopping network accounted for 94.4% of net revenues based on an average of 16.1 million FTE Cable Households in the nine months ended March 31, 1999 compared to an average of 10.1 million FTE Cable Households in the same period in 1998. During the nine months ended March 31, 1999, the Company generated revenues per FTE Cable Household of approximately $8.63 compared with approximately $8.66 per FTE Cable Household for the same period of the prior year. The major reason for the decrease in revenues per household is due to the addition of an average of 6.0 million FTEs during the nine months ended March 1999 compared to the same period in 1998, representing a 59% increase. These additional households have not yet reached their full revenue potential as mature households. The remaining 5.6% of 1999 net revenues resulted from approximately $4.5 million from Collector's Edge.

         Also included in net revenues was infomercial income, generated by its broadcast operations in Boston, Houston, Cleveland, San Francisco and Raleigh-Durham, of $1.3 million compared to $922 thousand in the comparable 1998 nine month period, representing a 41.0% increase. The Company also sold approximately $451 thousand of broadcast time to certain vendors during the 1998 period. The Company did not continue this practice in the 1999 period.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and inbound freight. For the nine month period ended March 31, 1999, the cost of goods sold increased to 59.6% from 58.0% in the comparable 1998 period. This increase is mainly due to a higher percentage of sales attributable to lower-margin product categories, primarily electronics and coins which collectively represented approximately 23.7% of revenues for the nine months ended March 31, 1999 compared to 26.0% of revenues for the 1998 period.

         Salaries and Wages. Salaries and wages for the nine months ended March 31, 1999 were $8.1 million, an increase of 57.3% compared to the same period in 1998. Salaries and wages as a percent of revenues remained consistent in both years reflecting the addition of new personnel commensurate with the increase in revenues.

         Transponder and Cable. Transponder and cable costs for the nine months ended March 31, 1999 were $19.4 million, an increase of $6.8 million or 54.3% compared to the same period in 1998. The cable component of this expense category remained constant at 16.3% for both periods. Although the percentage remained constant, the 1999 period reflects the reduction of cable costs of stations KCNS, San Francisco and WRAY, Raleigh-Durham which were acquired in March 1998 and therefore not included in the 1999 period. The additional expense in cable costs is the result of the Company's FTE average increasing to 16.1 million from 10.1 million for the nine month periods ending March 31, 1999 and 1998, respectively. As a percentage of revenues, the costs initially tend to be higher in periods during which the Company enters a new market and/or adds a significant number of new households. Due to the fixed nature of this expense, however, its relationship usually decreases as revenues develop and the audience matures. The Company's ultimate goal is for carriage costs to stabilize in mature markets at approximately 15% of revenues. As a market matures, if carriage costs do not move down to cost-effective levels, management generally attempts to renegotiate the carriage contract.

         Other General Operating and Administrative Expenses. Other general, operating and administrative expenses for the nine months ended March 31, 1999 were $10.5 million, an increase of $2.6 million or 32.3% compared to the nine months ended March 31, 1998. As a percentage of revenues, this constituted a decrease to 9.% in 1999 from 11.2% in 1998 and is attributable to a number of factors, including legal and consulting expenses, operating supplies and advertising.

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

         Interest. Interest expense for the nine months ended March 31, 1999 was $6.6 million, an increase of $5.8 million or 789.3% compared to the nine months ended March 31, 1998. The increase was due to the issuance of $75 million 11% Senior Secured Notes due 2005, which the Company successfully issued in March 1998.

         Other Income. Other income decreased to $676 thousand for the nine months ended March 31, 1999 from $1.2 million for the comparable 1998 period representing a 44.3% decrease. The major portion of this decrease is the result of the inclusion of a $900 thousand gain on the sale of the Company's Knoxville station.

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

During the nine months ended March 31, 1999, the Company used approximately $5.6 million to fund accounts receivable, approximately $1.5 million for inventory $919 for prepaid items, and approximately $1.9 million comprised of the $1 million deposit for the pending acquisition of station WBPT, Bridgeport, Connecticut and approximately $700 thousand for the combination of prepaid royalties and various athletics promotional expenses for future card releases. These expenditures were offset in part by almost $5.0 million in additional payables. In addition, the Company spent approximately $8.1 million for equipment and repaid capital leases of $415 thousand. These expenditures included upgrades to the equipment at the San Francisco and Raleigh stations to increase the power and quality of these broadcast signals; acquisition, renovation and equipping of its new Nashville facilities; and normal recurring capital expenditures. These capital expenditures were funded from the proceeds of the public stock and public notes offerings completed in March 1998.

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

The following is the time table for Shop At Home's Year 2000 compliance effort:

Apr 1999          All internal (hardware and software) and external (supplier)
                           factors identified. 90% completed at end of April
                           1999.
May               Mailings to external suppliers scheduled to go out.
Jun               Internal   problems   addressed   and  corrected  and
                           questionnaires to external suppliers evaluated. Begin testing internal systems.
Jul               Continue testing internal systems. Begin contingency planning.
Aug               Complete contingency planning.  Begin contingency testing.
Aug               Internal Oracle implementation with new hardware and software complete.
Sep               Continue contingency testing.
Oct 1999          Complete all evaluation and testing.  Review all portions o
                           Y2K documentation.

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

The Company is contacting these vendors to verify their claims that they are Y2000 compliant. Shop At Home's contingency plans include seeking alternatives to vendors that are not compliant. Efforts, if necessary, will be made to find replacement sources of all primary servicers that cannot provide adequate assurance of compliance.

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

Recent Accounting Pronouncements

In June 1997,  the  Financial  Accounting  Standards  Board issued  Statement of
Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Statement establishes standards for reporting comprehensive income and its components in a full set of financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The Company had no items that would be classified as other comprehensive income in the quarter ended March 31, 1999. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement will become effective for the Company's June 30, 1999 fiscal year financial statements and will impact interim reporting beginning with the quarter ending September 30, 1999. The Company is evaluating SFAS 131 to determine the impact, if any, on its reporting and disclosure requirement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK



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


                 Exhibits

                 Exhibit 10.46   Asset purchase agreement between Shop at Home
                                   and Paxson Communications dated February 26,
                                   1999

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