Form 10-Q/A
period 1998-12-31
SHOP AT HOME INC /TN/
filed 1999-05-17
CIK 810029

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

         Item 4 - Submission of Matters to a Vote of Security Holders

         Item 6 - Exhibits and Reports on Form 8-K

                     Exhibit 27 - Financial Data Schedule (For SEC use only)



                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)

------------------------------------------------------------------------------------------------------------------------------

                                                                               December 31,                     June 30,
                                                                                   1998                           1998
                                                                           ---------------------           -------------------
                                                                               (Unaudited)


Cash                                                                                    $11,097                       $21,224
Accounts receivable - net                                                                 8,299                         3,830
Inventories - net                                                                         5,536                         4,332
Prepaid expenses                                                                          1,630                           404
Deferred tax assets                                                                         990                           990
                                                                           ---------------------           -------------------
     Total current assets                                                                27,552                        30,780

Related party - note receivable, net of discounts of $112 and
   $160, respectively                                                                       674                           660
Property & equipment - net                                                               27,743                        20,557
FCC  and NFL Licenses - net                                                              83,665                        84,831
Goodwill, net                                                                             2,449                         2,532
Other assets                                                                              4,037                         4,410
                                                                           =====================           ===================
     Total assets                                                                      $146,120                      $143,770
                                                                           =====================           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                   $23,083                       $18,784
Current portion - capital leases and long term debt                                          -                            161
Deferred revenue                                                                             88                           267
                                                                           ---------------------           -------------------
     Total current liabilities                                                           23,171                        19,212

Long-term debt                                                                           75,000                        75,254
Deferred income taxes                                                                     2,818                         3,551
Redeemable Preferred Stock:
   Redeemable at $10 per share
  $10 par value, 1,000,000 shares authorized,
   137,943 shares issued and outstanding at
   December 31, 1998 and June 30, 1998                                                    1,393                         1,393

Stockholders' equity:
Common stock - $.0025 par value,
  30,000,000 shares authorized, 23,434,117 and
  23,313,191 shares issued at
  December 31, 1998 and June 30, 1998, respectively                                          59                            58
Additional paid in capital                                                               49,157                        49,093
Accumulated deficit                                                                     (5,478)                       (4,791)
                                                                           =====================           ===================
     Total liabilities and stockholders' equity                                        $146,120                      $143,770

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



                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                             (Thousands of Dollars)

------------------------------------------------------------------------------------------------------------------------------

                                                      Three Months Ended                         Six Months Ended
                                                         December 31,                              December 31,
                                             -------------------------------------    ----------------------------------------
                                                   1998               1997                   1998                 1997
                                             -----------------  ------------------    --------------------  ------------------
                                               (Unaudited)         (Unaudited)            (Unaudited)

Net revenues                                          $39,526             $23,065                 $73,344             $44,294
Operating expenses
     Cost of goods sold (excluding
          items listed below)                          23,082              12,897                  43,003              25,244

     Salaries and wages                                 2,814               1,663                   5,446               3,280
     Transponder and cable charges                      6,729               4,228                  12,611               8,082
     Other general and administrative
        expenses                                        3,985               2,429                   6,803               4,798
     Depreciation and amortization                      1,249                 393                   2,282                 780
     Non-recurring and move-related
        expenses                                          422                   -                     676                   -
                                             -----------------  ------------------    --------------------  ------------------
          Total operating expenses                     38,281              21,610                  70,821              42,184
                                             -----------------  ------------------    --------------------  ------------------

Operating income                                        1,245               1,455                   2,523               2,110

Other income                                              235                  65                     574                 170

Interest expense                                      (2,201)                (171)                 (4,202)               (455)
                                             -----------------  ------------------    --------------------  ------------------
Income (loss) before income
        taxes                                           (721)               1,349                 (1,105)               1,825

Income tax expense (benefit)                            (279)                 593                   (425)                 702
                                             -----------------  ------------------    --------------------  ------------------

          Net income (loss)                            $(442)                $756                  $(680)              $1,123
                                             =================  ==================    ====================  ==================

Basic Earnings (Loss) Per Share                       $(0.02)                $.06                  $(.03)                $.10
                                             =================  ==================    ====================  ==================

Diluted Earnings (Loss) Per Share                     $(0.02)                $.05                  $(.03)                $.08
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

NOTE 2 - INVENTORY

The components of inventory at December 31, 1998 and June 30, 1998 are as follows:

                              December 31,                  June 30,
                                 1998                         1998
                         --------------------         -------------------
                                        (Thousands of Dollars)

Work in process                     $     643                   $     152
Finished goods                          4,966                       4,201
                         --------------------         -------------------
                                        5,609                       4,353
Allowance                                 (73)                        (21)
                         --------------------         -------------------

Total                                  $5,536                  $    4,332
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

The following table sets forth for the periods indicated the calculation of net earnings (loss) per share:

                                                              Three Months Ended                    Six Months Ended
                                                                 December 31,                         December 31,
                                                            1998               1997              1998              1997
                                                      -----------------  -----------------  ----------------  ----------------

Numerator:
     Net income (loss)                                       $   (442)            $   756         $   (680)          $  1,123
     Preferred stock dividends
                                                                   (3)                (3)              (13)              (11)
                                                      -----------------  -----------------  ----------------  ----------------
     Numerator for basic earnings per share-
          income (loss) available to common
          stockholders                                           (445)                753             (693)             1,112

     Effect of dilutive securities:
          Preferred stock dividends                                  3                  3                13                11
          Interest on convertible debt                               -                 12                 -                50
                                                     -----------------  -----------------  ----------------  ----------------
Numerator for diluted earnings per share-
          income (loss) available to common
          stockholders after assumed conversions             $   (442)            $   768         $   (680)          $  1,173
                                                      =================  =================  ================  ================

Denominator:
     Denominator for basic earnings per share-
          weighted-average shares                           23,435,115         11,640,756        23,366,315        11,283,237
                                                      -----------------  -----------------  ----------------  ----------------
     Effect of dilutive securities:
     a)  Stock options and warrants                                  -          3,164,695                 -         3,080,113

     b)  Convertible preferred stock                                 -            137,943                 -           137,943

     c)  Convertible debt                                            -                  -                 -           237,513
                                                      -----------------  -----------------  ----------------  ----------------
Dilutive potential common shares                                -          3,302,638                 -         3,455,569
                                                      -----------------  -----------------  ----------------  ----------------
Denominator for diluted earnings per share
          adjusted weighted-average shares and
          assumed conversions                               23,435,115         14,943,394        23,366,315        14,738,806
                                                      =================  =================  ================  ================

Basic earnings per share                                    $   (0.02)           $   0.06         $  (0.03)          $   0.10
                                                      =================  =================  ================  ================
Diluted earnings per share                                  $   (0.02)           $   0.05         $  (0.03)          $   0.08

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

As of December 31, 1998, the Company's programming was viewable during all or a part of each day by approximately 65 million cable households, of which approximately 7.0 million cable households receive the programming on essentially a full-time basis (20 or more hours per day) and the remaining 58.2 million cable households receive it on a part-time basis. Households may be counted more than once if they receive signals from multiple sources, i.e. cable and broadcast in the same market. In order to measure its performance in a manner that reflects both the growth of the Company and the nature of its access to part-time cable households, the Company uses a cable household full-time equivalent method to measure the reach of the Company's programming which accounts for both the quantity and quality of time available to the Company. To derive this full-time equivalent cable household base ("FTE Cable Household"), the Company has developed a methodology to assign a relative value of each daypart to the Company's overall sales, which is based on sales in markets where the programming is carried on a full-time basis. Each daypart has a value based on the historical sales. The Company believes that changes in the number of FTE Cable Households provide a consistent measure of the growth of the Company and applies this methodology to all affiliates. Accordingly, the Company uses the revenue per average FTE Cable Household as a measure of pricing new affiliate contracts and estimating their anticipated revenue performance.

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

Overview of Results of Operations

The following table sets forth for the periods indicated the percentage relationship to net sales of certain items included in the Company's Condensed Consolidated Statements of Operations:

                                      Three Months Ended December 31,            Six Months Ended December 31,
                                            1998                  1997                1998                 1997
                                      ------------------   -------------------   ----------------   -------------------

Net revenues                                      100.0 %               100.0 %            100.0 %               100.0 %

Cost of goods sold (excluding
items                                              58.4                  55.9               58.6                  57.0
     listed below)
Salaries & wages                                    7.1                   7.2                7.4                   7.4
Transponder & cable                                17.0                  18.3               17.2                  18.2
Other general operating and
     administrative expense                        10.1                  10.5                9.3                  10.8
Depreciation & amortization                         3.2                   1.7                3.1                   1.8
Non-recurring and move-related
     expenses                                       1.1                     -                 .9                     -

Total operating expenses                            96.8                 93.7               96.5                  95.2


Other income                                         .6                    .3                 .8                    .4
Interest expense                                   (5.6)                  (.7)              (5.7)                 (1.0)
Net income (loss) before income
     taxes
                                                  (1.8)                   5.8              (1.5)                   4.1
Income tax expense (benefit)                       (.7)                   2.5               (.6)                   1.6


Net income (loss)                                 (1.1)                   3.3               (.9)                   2.5



Three months ended December 31, 1998 vs. three months ended December 31, 1997

         Net Revenues. The Company's revenues for the quarter ended December 31, 1998, were $39.5 million, an increase of 71.4% from net revenues of $23.1 million for the same quarter in 1997. The core business of the shopping network accounted for 95.3% of net revenues on an average of 16.7 million FTE Cable Households in the quarter ended December 31, 1998 compared to an average of 10.0 million FTE Cable Households in the 1997 quarter, representing a 67% increase in FTE Cable Households. The remaining 4.7% of 1998 revenues resulted from approximately $1.9 million in sales from Collector's Edge, as compared to $1.6 million in sales for the same quarter in 1997.

In addition, the 1997 period includes $309, or 1.3% representing brokered time sold in 1997 only. Included in net sales in 1998, was infomercial income, generated by the Company's television stations in Boston, Houston, Cleveland, San Francisco and Raleigh-Durham of $369 compared to $293 in the comparable 1997 quarter representing a 25.9% increase.

         Cost of Goods Sold. Cost of goods sold, represents the purchase price of merchandise and inbound freight. For the three month period ended December 31, 1998, the cost of goods sold increased to 58.4% from 55.9% in the comparable 1997 period. This increase is mainly attributable to higher product costs which were not reflected in higher selling prices, primarily in sports, plush toys, electronics and coins sales categories which collectively represent approximately 77% of sales for the three months ended December 31, 1998 compared to 62% of sales for the 1997 period.

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



Six months ended December 31, 1998 vs. six months ended December 31, 1997.

         Net Revenues. The Company's net revenues for the six months ended December 31, 1998, were $73.3 million, an increase of 65.5% from net revenues of $44.3 million for the six months ended December 31, 1997. The core business of the shopping network accounted for 93.0% of net revenues based on an average of
16.2 million FTE Cable Households in the six months ended December 31, 1998 compared to an average of 9.2 million FTE Cable Households in the same period in 1997. In the six months ended December 31, 1998, the Company generated sales per FTE Cable Household of approximately $8.33 compared with approximately $8.68 per FTE Cable Household for the same period of the prior year. The major reason for the decrease in sales per household is due to the addition of an average of 6.6 million FTE Cable Households during the six months ended December 1998 compared to the same period in 1997, representing a 65.7% increase. These additional households have not yet reached their full sales potential as mature households. The remaining 7.0% of 1998 net sales resulted from approximately $3.0 million in sales from Collector's Edge.

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

         Cost of Goods Sold. Cost of goods sold, represents the purchase price of merchandise and inbound freight. For the six month period ended December 31, 1998, the cost of goods sold increased to 58.4% from 57% in the comparable 1997 period. This increase is mainly attributable to higher product costs which were not reflected in higher selling prices, primarily in sports, plush toys, electronics and coins sales categories which collectively represent approximately 78% of sales for the six months ended December 31, 1998 compared to 62% of sales for the 1997 period.

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

         Non-Recurring and Move-Related Expenses. Non-recurring and move-related expenses were $676 in the six months ended December 31, 1998. These expenses primarily relate to employee relocation, rental of temporary facilities, the Company's grand opening and stay bonuses associated with the Company's relocation to Nashville and one-time additional charges from a cable affiliate.

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

Shop at Home has spent approximately $1.6 million on new computer hardware and systems to date and is replacing most of the primary computer systems as part of Y2K compliance and to build the infrastructure necessary for growth. The total cost of system replacements (both hardware and software) will approximate $10,000,000 (in addition to what has already been spent). The source of funding will be from operations and equity funding.

To implement the conversion, the Company entered into an agreement with Oracle Corporation and intends to do the same with iXL, Inc. The Oracle conversion will provide a Y2K compliant integrated solution for all of the Company's business processes. It is anticipated that implementation, including Y2K compliance, will be operational by summer 1999. In addition, the Company believes these expenditures and the dramatic changes they will bring to be necessary to support its future growth, it's new website, Collectibles.com and other business objectives.

The following is the time table for Shop At Home's Year 2000 compliance effort:

Feb 1999  Mailings to external suppliers scheduled to go out.
Mar       All internal (hardware and software) and external (supplier) factors identified.
Jun       Internal problems addressed and corrected and questionnaires to external suppliers evaluated.  Begin testing internal systems.
Jul       Continue testing internal systems.  Begin contingency planning.
Au        Complete contingency planning.  Begin contingency testing.
Aug       Internal Oracle implementation with new hardware and software complete.
Sep       Continue contingency testing.
Oct 1999  Complete  all  evaluation  and  testing.  Review  all portions of Y2K documentation.

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