Form 10-Q/A
period 1998-09-30
SHOP AT HOME INC /TN/
filed 1999-05-25
CIK 810029

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
--------------------------------------------------------------------------





Part     I        FINANCIAL INFORMATION


         Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets                              3

         Condensed Consolidated Statements of Operations                    4

         Condensed Consolidated Statements of  Cash Flows                 5-6

         Notes to Condensed Consolidated Financial Statements             7-9


         Item 2 - Management's Discussion And Analysis Of
                    Financial Condition And Results Of Operations       10-16

         Item 3 - Quantitative & Qualitative Disclosure About Market Risk  16

Part     II       OTHER INFORMATION                                        17

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

         Item 4 - Submission of Matters to a Vote of Security Holders

         Item 6 - Exhibits and Reports on Form 8-K

                     Exhibit 27 - Financial Data Schedule (For SEC use only)



                                           SHOP AT HOME, INC. AND SUBSIDIARIES
                                          Condensed Consolidated Balance Sheets
                                                  (Thousands of Dollars)

------------------------------------------------------------------------------------------------------------------------------

                                                                                September 30,                    June 30,
                                                                                     1998                          1998
                                                                               -----------------             -----------------
                                                                                 (Unaudited)
ASSETS
Cash and cash equivalents                                                            $   12,998                    $   21,224
Accounts receivable-Net                                                                   4,257                         3,830
Inventories-Net                                                                           4,638                         4,332
Prepaid expenses                                                                            716                           404
Deferred tax assets                                                                         990                           990
                                                                               -----------------             -----------------
     Total current assets                                                                23,599                        30,780

Notes receivable-related party, net of discount of $126
      and $134, respectively                                                                667                           660
Property & equipment, net                                                                25,348                        20,557
FCC  and NFL licenses, net                                                               84,179                        84,831
Goodwill, net                                                                             2,491                         2,532
Other assets                                                                              4,677                         4,410
                                                                               =================             =================
     Total assets                                                                   $   140,961                    $  143,770
                                                                               =================             =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                                $   16,658                    $   18,784
Current portion - capital leases and long-term debt                                           -                           161
Deferred revenue                                                                            515                           267
                                                                               -----------------             -----------------
     Total current liabilities                                                           17,173                        19,212

Long-term debt, less current portion                                                     75,000
                                                                                                                       75,254

Deferred income taxes                                                                     3,404                         3,551

Redeemable Preferred Stock
  $10 par value, 1,000,000 shares authorized,
   137,943 shares issued and outstanding at
  September 30, 1998 and June 30, 1998,
   redeemable at $10 per share                                                            1,393                         1,393

Stockholders' equity:
Common stock - $.0025 par value,
  30,000,000  shares  authorized,  23,249,417  and  23,313,191  shares issued at
  September 30, 1998
 and June 30, 1998, respectively                                                             58                            58
Additional paid in capital                                                               48,965                        49,093
Accumulated deficit                                                                     (5,032)                       (4,791)
                                                                               -----------------             -----------------
     Total liabilities and stockholders' equity                                     $   140,961                    $  143,770
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


                                           SHOP AT HOME, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Statements of Operations
                                                  (Thousands of Dollars)


                                                        Three Months Ended September 30,
                                                       ------------------------------------
                                                            1998                1997
                                                       ----------------   -----------------
                                                                   (Unaudited)

Net revenues                                                $   33,818           $  21,229

Cost of goods sold (excluding items listed
     below)                                                     19,921              12,348

     Salaries and wages                                          2,631               1,617
     Transponder and cable charges                               5,882               3,854
     Other general and
administrative                    expenses                       2,818               2,369
     Depreciation and amortization                               1,034                 386
Move-related                     expenses
                                                                   254                   -
                                                       ----------------   -----------------
         Total operating expenses                               32,540              20,574
                                                       ----------------   -----------------

Operating income                                                 1,278                 655


Other income                                                       339                 105
Interest expense-net                                           (2,001)               (284)
                                                       ----------------   -----------------
Income (loss) before
income                                taxes                      (384)                 476

Income tax expense (benefit)                                     (146)                 109
                                                       ----------------   -----------------

         Net income (loss)                                  $    (238)             $   367
                                                       ================   =================

Basic earnings (loss) per share                             $   (0.01)            $   0.03
                                                       ================   =================

Diluted earnings (loss) per share                           $   (0.01)            $   0.02
                                                       ================   =================








          The accompanying notes are an integral part of the condensed consolidated financial statements.




                                           SHOP AT HOME, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Statements of Cash Flows
                                      Three Months Ended September 30, 1998 and 1997
                                                  (Thousands of Dollars)
----------------------------------------------------------------------------------------------------------------------------
                                                                                     1998                       1997
                                                                                  (Unaudited)                (Unaudited)
                                                                               ------------------         ------------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                                    $     (238)                  $     367
Gain on sale of asset
Non-cash items included in net income (loss):
     Depreciation and amortization                                                         1,034                        386
     Deferred income taxes                                                                 (148)                        108
     Deferred interest expense                                                               (7)                          -
     Provision for bad debts                                                                   -                        210
Changes in current and non-current items:
     Accounts receivable                                                                   (433)                      (601)
     Inventories                                                                           (305)                        196
     Prepaid expenses and other assets                                                     (579)                      (436)
     Accounts payable and accrued expenses                                               (2,128)                    (2,209)
     Deferred revenue                                                                        248                         15
                                                                                                          ------------------
                                                                               ------------------
         Net cash (used in) operations                                                   (2,556)                    (1,964)
                                                                               ------------------         ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Goodwill                                                                                  -                       (51)
     Note receivable-related party                                                             -                      (300)
     Purchase of property, plant and equipment                                           (5,086)                      (202)
     Other assets                                                                              -                    (1,021)

                                                                               ------------------         ------------------
         Net cash used in investing activities                                           (5,086)                    (1,574)
                                                                               ------------------         ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Exercise of stock options and warrants                                                    -                        360
     Retirement of common stock                                                            (169)                          -
     Repayments of debt                                                                        -                      (639)
     Capital lease payments                                                                (415)                          -
                                                                               ------------------         ------------------
         Net cash used in financing activities                                             (584)                      (279)
                                                                               ------------------         ------------------

NET DECREASE IN CASH                                                                     (8,226)                    (3,817)
   Cash beginning of period                                                               21,224                      5,078
                                                                               ==================         ==================
   Cash end of period                                                                $    12,998                 $    1,261
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



                                           SHOP AT HOME, INC. AND SUBSIDIARIES
                               Condensed Consolidated Statements of Cash Flows (Continued)
                                      Three Months Ended September 30, 1998 and 1997
                                                  (Thousands of Dollars)

--------------------------------------------------------------------------------------------------------------------------------
                                                                         1998                                   1997
                                                               --------------------------             --------------------------
                                                                      (Unaudited)                            (Unaudited)

SCHEDULE OF NONCASH FINANCING ACTIVITIES

Stock issued for loan guarantee
     of accounts payable                                                   $          40                          $           -
                                                               ==========================             ==========================


Assets acquired through capital lease                                      $           -                          $         149
                                                               ==========================             ==========================


Notes payable issued for
    acquisition of Urban Broadcasting Systems, Inc.                       $        1,400                          $           -
                                                               ==========================             ==========================


Stock issued in connection with retirement of
    debt (444,177) shares                                                 $        1,190                          $           -
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

                       SHOP AT HOME, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 1998 (Unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All dollar values in tables and the financial  statements have been expressed in
(000s) except for per share data. The financial information included herein is unaudited however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations of the interim periods. The condensed consolidated balance sheet data for the fiscal year ended June 30, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accounting policies followed by the Company are set forth in the Company's financial statements in the Shop At Home, Inc. and Subsidiaries Annual Report on Form 10-K/A2 for the fiscal year ended June 30, 1998.

Certain  amounts  in  the  prior  periods'  condensed   consolidated   financial
statements have been reclassified for comparative purposes to conform to the current year presentation.


NOTE 2 - INVENTORY

The components of inventory at September 30, 1998 and June 30, 1998 are as follows:

                          September 30, 1998                June 30, 1998
                         --------------------         -------------------
                                       (Thousands of Dollars)

Work in process                    $     112                   $     152
Finished goods                         4,575                       4,201
                         --------------------         -------------------
                                       4,687                       4,353
Valuation allowance                      (49)                        (21)
                         --------------------         -------------------

Total                             $    4,638                  $    4,332
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

The following table sets forth for the periods indicated the calculation of net earnings per share:

                                                            Three Months Ended September 30,
                                                                 1998              1997
                                                            ---------------    --------------

Numerator:
     Net income (loss)                                           $   (238)           $   367
     Preferred stock dividends                                         (3)               (3)
                                                            ---------------    --------------
     Numerator for basic earnings per
          share-income (loss) available to
          common stockholders                                        (241)               364
     Effect of dilutive securities:
          Preferred stock dividends                                      3                 3
          Interest on convertible debt                                   -              (48)
                                                            --------------     --------------

Numerator for diluted earnings per
          share-income (loss) available to
          common stockholders after assumed conversions          $   (238)           $   319
                                                            ===============    ==============

Denominator:
     Denominator for basic earnings per share-
          weighted-average shares                               23,297,515        10,925,718
                                                            ---------------    --------------
     Effect of dilutive securities:
        a) Stock options and warrants                                    -         2,754,731
        b) Convertible preferred stock                                   -           137,943
 c) Convertible debt                                                     -           475,026
                                                            ---------------    --------------
     Dilutive potential common shares                                    -         3,367,700
                                                            ===============    ==============
     Denominator for diluted earnings per share-
          adjusted weighted-average shares and assumed
          conversions                                           23,297,515        14,293,418
                                                            ===============    ==============

Basic earnings (loss) per share                                  $  (0.01)          $   0.03
                                                            ===============    ==============
Diluted earnings (loss) per share                                $  (0.01)          $   0.02
                                                            ===============    ==============

Although these amounts are excluded from the computation in loss years because their inclusion would be anti-dilutive, they are shown here for information and comparative purposes only.

a)       Employee stock options and warrants                    2,158,519
b)       Convertible preferred stock                              137,943
c)       Convertible debt

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

Overview of Results of Operations

         The following table sets forth for the periods indicated the percentage relationship to net sales of certain items included in the Company's Condensed Consolidated Statements of Operations:

                                                Three Months Ended September 30,
                                                 1998                      1997
                                         ----------------------     --------------------

Net revenues                                             100.0   %                100.0  %

Cost of goods sold (excluding items                       58.9                     58.2
     listed below)

Salaries & wages                                           7.8                      7.6
Transponder & cable                                       17.4                     18.2
Other general operating and
administrative expense                                     8.3                     11.2
Depreciation & amortization                                3.0                      1.8
Move-related expenses
                                                           0.8                        -
Total operating expenses                                  96.2                     97.0
Other income                                               1.0                      0.5
Interest expense                                         (5.9)                    (1.3)

Net income (loss) before income
taxes                                                    (1.1)                      2.2
Income tax expense (benefit)                             (0.4)                      0.5

Net income (loss)                                        (0.7)                      1.7

----------------------------------------------------------------------------------------



Three months ended September 30, 1998 vs. three months ended September 30, 1997

         Net Revenues. The Company's revenues for the quarter ended September 30, 1998, were $33.8 million, an increase of 59.3% from revenues of $21.2 million for the same quarter in 1997. The core business of the shopping network accounted for 94.2% of revenues on an average of 15.2 million FTE Cable Households in the quarter ended September 30, 1998 compared to an average of 8.7 million FTE Cable Households in the 1997 quarter, representing a 73.6% increase in FTE cable households. The remaining 5.8% of the 1998 increase in revenues resulted from approximately $1.9 million in sales from Collector's Edge, as compared to $1.4 million in sales for the same quarter in 1997.

Also included in net revenue was infomercial income, generated by the Company's television stations in Boston and Houston, of $304 compared to $271 in the comparable 1997 quarter representing a 12.2% increase.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and inhouse freight for the quarter ending September 30, 1998. The cost of goods sold increased to 58.9% from 58.2% in comparable 1997 period. The increase is mainly due to a higher percentage of sales attributable to lower margin product categories, primarily electronics and plush toys which represent 37.78% for the three months ending September 30, 1998 and 28.82% for the three months ended September 30, 1997.

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

         Transponder and Cable. Transponder and cable costs for the quarter ended September 30, 1998 were $5.9 million, an increase of $2 million or 52.6% compared to the comparable 1997 quarter. During the same period full-time equivalent households grew 73.6%. Cable carriage costs decreased as a percentage of revenues from 18.2% to 17.4%. This reflects management's efforts to reduce carriage costs by either dropping or renegotiating contracts where carriage costs exceed targets. Cable carriage costs as a percentage of sales initially tend to be higher in periods during which the Company enters a new market. Due to the fixed nature of this expense, however, the ratio of expense to sales usually decreases as the viewing audience grows and related sales increase. As a market matures, if carriage costs do not migrate down toward the target, management attempts to renegotiate the carriage contract and may exit a market if acceptable margins cannot be obtained.

         Other General Operating and Administrative Expenses. Other general, operating and administrative expenses for the quarter ended September 30, 1998 were $2.8 million, an increase of $449 or 19.0% compared to the comparable 1997 quarter. This increase is primarily attributable to an increase in credit card fees and telephone costs related to the increase in sales, and to increases in utilities, rent and payroll taxes. With the sales increase of over 59%, this expense category, which is largely comprised of fixed expenses, decreased as a percentage of revenues to 8.3% in 1998 from 11.2% in 1997.

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

         Move-Related Expenses. Move-related expenses were $254 in the quarter ended September 30, 1998. These expenses primarily relate to staffing, recruiting and training associated with the Company's relocation to Nashville.
         Interest. Interest expense for the quarter ended September 30, 1998 was $2 million, an increase of $1.7 million or 604.6% compared to the comparable 1997 quarter. This increase reflects the impact of the issuance of $75 million 11% Senior Secured Notes due 2005, which the Company successfully issued on March 27, 1998.

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

         Since the move, the Company upgraded approximately 90% of its computer systems to compliant Windows NT systems. Additionally, the PBX, voice response system and Aspect Callcenter software and server were all upgraded and are compliant. The only outstanding Year 2000 issues surround the Company's web server and a software program utilized by Human Resources. Thus, from an internal standpoint, Shop At Home is now more than 90% Y2K compliant.

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


     Shop at Home has spent approximately $.5 million on new computer hardware and systems to date. Shop at Home is replacing most of the primary computer systems as part of Year 2000 compliance and to build the infrastructure necessary for growth. The total cost of system replacements (both hardware and software) will approximate $10 million (in addition to what has already been spent). The source of funding will be from operations and equity funding.

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


/S/ Kent E. Lillie
Kent E. Lillie, President


Date:


/S/ James Bauchiero
James Bauchiero, Chief Financial Officer


Date:_____________________________