Form 10-K/A
period 1998-06-30
SHOP AT HOME INC /TN/
filed 1999-08-17
CIK 810029

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                   ----------

                                  FORM 10-K/A2
                                   (Mark One)

 [x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                     For the fiscal year ended June 30, 1998

 [ ] Transition report pursuant to section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        For the transition period from to

                         Commission File number 0-25596


                               SHOP AT HOME, INC.
             (Exact name of registrant as specified in its charter)

                              TENNESSEE 62-1282758
                  (State or other jurisdiction of (IRS Employer
              incorporation or organization) Identification Number)

                           5388 Hickory Hollow Parkway
                                P. O. Box 305249
                         Nashville, Tennessee 37230-5249
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: (615)263-8000

        Securities registered pursuant to Section 12(b) of the Act: NONE

                    Securities registered pursuant to Section
                               12(g) of the Act:

                               Title of Each Class
                         COMMON STOCK, $.0025 par value

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

        The Company sells a variety of consumer products, including sports collectibles and sports-related products; rare coins; collectible cutlery; electronics; jewelry; health and beauty, personal care, household and lifestyle products; as well as other select merchandise and collectibles such as dolls and figurines. The Company believes that it occupies a unique market niche in the home shopping industry because its product mix and marketing strategy targets men and features higher price point products with an emphasis on limited availability merchandise such as sports memorabilia, rare coins and collectible knives and cutlery. In June 1997 an independent study commissioned by the Company performed by the Polk Company, Denver, Colorado in June 1997 determined that approximately 55% (as comprared to 48% a national average) of the purchasers of the Company's products are male, and that approximately 57% of the Company's customers have incomes above $45,000 as compared to the 44% national average used in the study. The Company's average price per unit sold in fiscal year 1998 was approximately $171. Based on a review of competitors' published reports, the Company believes its average price per unit sold is substantially above the industry average.

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

Business Strategy

        The Company's business objective is to increase revenue and cash flow by implementing the following strategy:

o Increase distribution through the acquisition of television broadcast stations and affiliate carriage agreements. The Company plans to continue to increase the number of television viewers of its programming by acquiring broadcast television stations in major markets. By September30, 1998, the Company will complete its upgrade to the broadcasting equipment in the San Francisco and Raleigh stations in order to expand each station's broadcast coverage. By owning and operating stations in select markets, the Company can broadcast full time programming in those markets and thereby increase brand awareness and reach more market segments. In addition, owning stations in select markets enables the Company to increase its viewership by exercising "must carry" rights with cable system operators in those markets. The Company also plans to increase its programming distribution through additional carriage agreements with cable systems and broadcast television stations owned by third parties.

o Increase revenue per household reached. The Company intends to improve its average revenue per household reached by broadening the types of products it offers, obtaining more attractive hours of programming and enhancing customer service. The Company's new facility in Nashville provides, among other things, additional studio and programming capability. In addition, the new facility substantially improves picture quality through the utilization of high quality digital equipment. The Company intends to leverage these additional operating capabilities to reach broader market segments by offering more diverse products and programming. The Company believes that it can better utilize its daytime hours by selectively offering more programming dedicated to women and women's products. For example, one of the studios in the new facility contains a working kitchen that can be used to air cooking programs and sell kitchen products. Moreover, the new facility contains more than one studio, enabling the Company to cast different programming simultaneously into different markets.

o Continue to offer high quality, differentiated product mix. The Company plans to continue to implement a strategy of selling niche products such as sports memorabilia, rare coins and other collectibles that the Company believes are not readily available through other television home shopping and retail competitors. The Company believes that its emphasis on targeting male customers and selling higher priced point merchandise enhances the Company's ability to attract carriage from cable systems and television broadcasters that value the Company's unique market niche and the appealing demographics of its customer base.

o Utilize expanded call center capacity. The new facility in Nashville contains an expanded call center and the Company will, for the foreseeable future, maintain a call center in Knoxville. This additional capacity enables the Company to process a greater volume of customer calls and provide enhanced customer services. The Company believes that revenue growth in recent years has been constrained by its limited capacity to process customer calls and orders.

o Continue to improve margins. The Company plans to improve profit margins by taking advantage of its purchasing power to negotiate lower wholesale prices with its vendors, and spreading its fixed costs over increased households served.

o Continue to minimize inventory risk and costs. The Company will continue to utilize drop shipping arrangements and a just-in-time inventory policy. This strategy permits the Company to operate without incurring significant working capital costs associated with the warehousing, distributing, financing and managing of inventory.

o Leverage customer database. The Company has a database of the purchasing habits of its approximately 1.3 million customers, nearly 525,000 of whom have ordered a product within the last 18 months. This database is an invaluable information tool for evaluating historical purchasing preferences, enabling management to refine its merchandising decisions and maximize viewer interest and sales.

o Develop strategic revenue sources. The Company believes that it has several potential opportunities to establish complementary sources of revenue, including: (i) expansion of its Internet site as another avenue for product sales; (ii) establishment of direct mail and package insert programs; (iii) increase sale of broadcast time, on the Company's stations, to producers of infomercials; (iv) introduction, in the Company's programming, of periodic paid commercial advertising; and, (v) introduction to the Company's customers of an outbound telemarketing program. The database will be a valuable tool in the development of several of these opportunities.

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

        Distribution of Programming. The Company's programming is carried by television stations owned by the Company, by television stations with which the Company has entered into agreements to purchase broadcast time, by the carriage of those television broadcasts by cable television systems under the "must carry" or retransmission consent provisions of federal law, by direct carriage on cable television systems under agreements with cable system operators, and by the direct reception of the Company satellite transmission by individuals who own satellite downlink equipment.

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

        Owned and Operated Stations. The following table sets forth certain information regarding each of the broadcast stations that are owned by the Company (through its Subsidiaries):

                                                     Rank of                                        Company Cable
  Call Sign                                            DMA         Television          Cable          Households
                 Channel             DMA             Market        Households       Households           (2)
                                                                      (1)               (1)
KCNS               38           San Francisco           5              2,278,480        1,620,000         1,229,000
WMFP               62              Boston               6              2,150,110        1,664,610         1,400,000
KZJL               61              Houston             11              1,595,350          894,120           675,000
WOAC               67             Cleveland            13              1,461,410        1,000,800           384,000
WRAY               30          Raleigh-Durham          29                814,730          504,600           328,000

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

Products and Customers

        Products and Merchandise. The Company offers a variety of consumer products including jewelry, gemstones, sports cards and memorabilia, plush toys, rare coins and currency, collectible knives and swords, electronics, fitness equipment, health and beauty products, and home-related items. The Company was able to capitalize on the growing collectors' demand for plush toys. The Company seeks to offer high quality products that are not readily available through its competitors. From time to time, the Company also offers exceptional values consisting of close-out merchandise from selected vendors. Three vendors were each in excess of 10% of the Company's purchases in fiscal 1998. A cutlery vendor was approximately 13% and two sports vendors were approximately 12% and 11%, respectively. The Company believes it could find replacement vendors for the products sold by these vendors without a material impact on the Company.

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

        The following table sets forth certain information about the types of products sold by the Company during the year ended June 30, 1998:


                                                           Percentage
                                                             of Net
     Type of Product                                         Sales

     Sports Products                                            25.2%
     Plush Toys                                                 20.9
     Collectible Cutlery                                        13.2
     Jewelry and Gemstones                                      12.8
     Coins and Currency                                         11.7
     Electronics                                                11.3
     Health and Beauty Products                                  1.9
     Other Items                                                 3.0
                                                     --------------------
     Total                                                     100.0%


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

        Customer Characteristics. In June 1997, the Company obtained an independent study of the Company's customer base. The independent consultant that performed the study compared approximately 7,000 of the Company's customers to a national database. The study indicated that approximately 55% of the purchasers of the Company's products are male. In addition, the study indicated that approximately 57% of the Company's customers have incomes above $45,000 as compared to 44% in the national database. The study also indicated that a significant percentage of customers of the Company are in the 45-54 age bracket (28% as compared to 20%, nationally).

        Repeat Customers. The Company places an emphasis on the development of customers who make multiple purchases from the Company. The Company has developed its "Elite Customer Program" for persons who have purchased more than $10,000 of merchandise in the prior 12 months and provides certain benefits to these persons under the program. These benefits include special coupons and offers and priority access to the Company's call center for placing orders and customer service.
        The Company estimates that since July 1, 1997, a total of approximately 329,000 persons have made purchases from the Company. This number derived from the Company's customer data base, shows that approximately 35% have made purchases on more than one occasion.

Returns of Products and Merchandise

        The Company generally offers its customers a full refund on merchandise returned within 30 days of the date of purchase. During the year ended June 30, 1998, these returns were 22.0% of total revenues, compared to 22.1% for the year ended June 30, 1997 and 20.0% for 1996. The Company believes, based on review of competitors published reports, that its return percentage compares favorably with those of its competitors in the industry.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial information for the years ended June 30, 1998, 1997, 1996, 1995, and 1994 has been derived from the consolidated financial statements of the Company and should be read in conjunction with the financial statements, the related notes thereto, and other financial information included elsewhere herein. For factors affecting the comparability,of Selected Financial Data refer to Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operation.

                                                                     Years Ended June 30,
                                             1998            1997           1996           1995             1994
                                             ----            ----           ----           ----             ----
                                                       (in thousands, except per share data and ratios)

Statements of Earnings Data:
Net Revenues                                 $ 100,518       $ 68,832       $ 40,675        $ 26,976         $ 21,717
Total operating expenses                        96,931         66,508         41,446          28,131           22,684
                                         --------------  -------------  -------------  --------------  ---------------
Income (loss) from operations                    3,587                                       (1,155)
                                                                2,324          (771)                            (967)
Other expense-net                              (1,147)
                                                                (848)          (738)           (127)             (85)
                                         --------------  -------------  -------------  --------------  ---------------
Income (loss) before income taxes                2,440                                       (1,282)
                                                                1,476        (1,509)                          (1,052)
Income tax expense (benefit)
                                                   927           (80)          (104)         -               -
                                         ==============  =============  =============  ==============  ===============
Net income (loss)                             $  1,513       $  1,556      $ (1,405)       $ (1,282)        $ (1,052)
                                         ==============  =============  =============  ==============  ===============

Weighted average common
      shares - basic                            14,511         10,651         10,284           9,437            8,225
Weighted average common
      shares - dilutive                         17,496         14,268         10,284           9,437            8,225
Basic earnings (loss) per share (1)           $   0.10       $   0.14      $  (0.14)       $  (0.14)       $   (0.13)
Diluted earnings (loss) per share (1)         $   0.09       $   0.12      $  (0.14)       $  (0.14)       $   (0.13)
Cash dividends per share of
      common stock                             $              $     -        $     -         $               $      -
                                               -                                             -
Current assets                                  30,780         13,436          5,273           2,751            3,219
Current liabilities                             19,212         18,078          8,980           7,372            3,780
Working capital                                 11,568        (4,642)         (3,707)         (4,621)            (561)
Total assets                                   143,770         34,410         20,287          18,157            4,770
Long-term liabilities                           78,805         11,135          7,805           6,865              283
Redeemable preferred stock                       1,393          1,393          1,393           1,405                -
Stockholders' equity                            44,360          3,804          2,108           2,520              707
Infomercial Income (included in
      net revenues)                              1,420          1,015            659             189                -
Depreciation & amortization                      2,188          1,057            878             517              400

Other Data:
EBITDA (2) (4)                                   7,478          3,613            164           (548)            (581)
ATCF (3) (4)                                     3,701          2,613          (527)           (765)            (652)
Cash flow from operations                        5,416          6,245            815           1,943            (936)
Cash flow used by investing activities        (89,510)        (4,751)          (145)         (3,660)            (213)
Cash flow  from financing activities           100,240          1,669          1,043             844            2,199

(1) For details of these calculations of basic and dilutive earnings per share, see Note 12 to the consolidated financial statements.
(2) EBITDA consists of earnings before interest, income taxes and depreciation and amortization expense.
(3) ATCF  consists  of  net  income/(loss)  plus  depreciation and amortization.
(4) While EBITDA and ATCF should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows, the Company has included EBITDA and ATCF because they are commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage relationship to total revenue of certain items included in the Company's Statements of Operations.

                                                                              Year ended June 30,
                                                                  1998                1997                1996
                                                           ------------------- ------------------- -------------------

Net revenues                                                             100%                100%                100%

Cost of goods sold (excluding items                                      58.6                59.0                60.3
        listed below):
Salaries and wages                                                        7.4                 8.1                10.1

Transponder and cable charges                                            17.7                17.6                14.8

Other general operating
        and administrative  expenses                                     10.6                10.4                14.5

Depreciation and amortization                                             2.2                 1.5                 2.2

          Total operating expenses                                       96.5                96.6               101.9



Other income                                                              1.7                  .4                  .2

 Interest expense - net                                                 (2.8)               (1.6)               (2.0)

Income tax (expense)/benefit                                             (.9)                  .1                  .2

Net income (loss)                                                         1.5                 2.3               (3.5)

RESULTS OF OPERATIONS

Fiscal 1998 vs. Fiscal 1997

         Net Revenues. The Company's net revenues for the year ended June 30, 1998, were $100,518,000, an increase of $31,686,000 or 46.0% over the year ended June 30, 1997. The increase was primarily attributable to the addition of approximately 6.7 million Full Time Equivalent ("FTE") Cable Households over the year resulting in a total of 15.0 million FTE Cable Households at the end of June 1998. For the year ended June 1998, the Company generated sales per household of approximately $9.09 on an average of 11.1 million FTE Cable
Households compared with sales of approximately $10.25 per household on an average of 6.6 million FTE Cable Households in fiscal 1997. The rapid addition of new households outpaced the accompanying revenue growth, resulting in lower 1998 sales per household than 1997. After a market has received the Company's programming for a few months, total revenue tends to increase as the market matures. The increase in households is attributable mainly to the expanded coverage through the addition of approximately 4.0 million full power television station FTE Cable Households and approximately 1.0 million FTE Cable Households for only three months of the year related to the acquisition of KCNS in San Francisco, California, WRAY, Raleigh, North Carolina and WOAC, Cleveland, Ohio. In addition Collector's Edge of Tennessee contributed approximately $5.3 million in sales during the year. The Company also generated $1,420,000 in infomercial revenue from WMFP in Boston and KZJL in Houston for the year ended June 30, 1998, representing a 40% increase over the year ended June 30, 1997. This was the result of more active sales of infomercial time at KZJL and WMFP and no infomercial income was generated from the newly acquired KCNS, WRAY or WOAC stations during the year.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and inbound freight. For the fiscal year ended June 30, 1998, the cost of goods sold decreased slightly to 58.6% from 59.0% in the year ended June 30, 1997. This improvement is attributible to the Company's ability to leverage its purchasing power due to increased sales, resulting in lower costs in most categories, especially the sports product line.

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

         Other General Operating and Administrative Expenses. Other general operating and administrative expenses for the year ended June 30, 1998 were $10,667,000, an increase of $3,524,000 or 49.3% over the year ended June 30, 1997, the principal elements of which were increases in credit card fees of $723,000, increases in expenses related to the Company's relocation to Nashville of $558,000 and general increases related to the increase in sales volume.

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


Fiscal 1997 vs. Fiscal 1996

         Net Revenues. The Company's net sales for the year ended June 30, 1997, were $68,832,000 an increase of $28,157,000 or 69.2% over the year ended June 30, 1996. The increase was primarily attributable to the addition of approximately 2.6 million FTE Cable Households over the year resulting in a total of 8.3 million FTE Cable Households at the end of June 1997. For the year ended June 1997, the Company generated sales per household of approximately $10.25 on an average of 6.6 million FTE Cable Households compared with sales of approximately $9.50 per household on an average of 4.2 million FTE Cable Households in fiscal 1996. This increase of 2.6 million FTE Cable Households by June 1997 is attributable to the expanded coverage through the addition of approximately 2 million affiliated television station Cable Households and approximately 0.6 million FTE Cable Households through affiliation agreements with TCI and other cable MSOs. The Company generated $1,014,000 of infomercial revenue from WMFP in Boston and from KZJL in Houston during the year ended June 30, 1997. This represented a 53.8% increase over the infomercial revenue of the year ended June 30, 1996, which is mostly attributable to the increase in the sale of infomercial time at KZJL.


         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and inbound freight. For the fiscal year ended June 30, 1997, the cost of goods sold decreased to 59% from 60.3% in the comparible 1996 period. The Company has been able to improve purchasing power with the increase in sales. This has resulted in lower costs obtained throughout most categories, especially in the sports product line.



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

         Transponder and Cable. Transponder and cable costs for the year ended June 30, 1997 were $12,118,000, an increase of $6,093,000 or 101.1% over year ended June 30, 1996. Cable carriage costs increased as a percentage of sales from 14.8% to 17.6%. This is a continuation of a trend that began in 1994 when management made a strategic decision to use higher cost cable distribution as a means to increase carriage. Cable carriage costs as a percentage of sales initially tend to be higher in periods during which the Company enters a new market. Due to the fixed nature of this expense, however, the ratio of expense to sales usually decreases as the viewing audience grows and related sales increase. As a market matures, carriage costs will migrate down toward the target or management attempts to renegotiate the carriage contract to achieve acceptable margins.

         Other General Operating and Administrative Expenses. Other general operating and administrative expenses for the year ended June 30, 1997 were $7,143,000, an increase of $1,229,000 or 20.8% over the year ended June 30, 1996, the principal elements of which were increases in telephone expenses of $255,000 and credit card fees of $490,000, both of which are related to increased sales. While these expenses increased in absolute dollars, they decreased significantly as a percentage of sales due to escalating sales volumes which out paced these added variable expenses. With the planned relocation of the Company's operations to Nashville in late 1998, there is a potential for these expenses to increase until sufficient revenue growth is accomplished to support the additional infrastructure.

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


Liquidity and Capital Resources

         Fiscal 1998 was a year of dramatic growth for the Company which was mostly achieved by a 81% increase in FTE Cable Households primarily through affiliated broadcast stations and affiliated cable system agreements. Management believes the growing market value of these broadcast assets and the addition of long-term, full-time, predictable coverage will significantly and positively add long term value and revenue to the Company.

         At June 30, 1998 the Company had a positive net working capital position of $11,568,000, an increase of $16,210,000 from the 1997 amount. This increase was attributable to $5,416,000 internally generated cash from operations in addition to successfully raising $115,250,000 through a combination of $75,000,000 in 11% Senior Secured Notes and $40,250,000 from the offering of 11,500,000 shares of common stock at $3.50 per share in March 1998. At June 30, 1998, the Company had $21,224,000 in cash after the $73,500,000 purchase of KCNS, San Francisco; WOAC, Cleveland; WRAY, Raleigh; and the acquisition and renovation of the new Nashville headquarters and broadcast facilities construction of approximately $14,000,000 to date. The Company also liquidated approximately $10,000,000 of pre-existing debt.

         The Company believes its current cash position along with internally generated funds from operations and the availability of its $5,000,000 line of credit will be sufficient to meet the Company's capital requirements during the next fiscal year.



Year 2000


         The Company focused on Year 2000 with an inside-out approach and completed an internal analysis and vendor/third party service provider survey. The primary focus has been on Information Systems ("IS"). The Company will achieve compliance through systems replacement and believes existing capital budgets are adequate for any remaining hardware and software replacements.

         The Company is supported by redundant IBM RS6000s, each of which interfaces directly with our Y2K compliant backup disk system. The new version of the AIX operating system is also compliant. The Company's impending relocation to Nashville, Tennessee, will help compliance efforts by requiring the replacement of key network equipment.

         With the move, the Company will upgrade approximately 90% of its computer systems to compliant Windows NT systems. Additionally, the PBX, voice response system and Aspect Callcenter software and server will be upgraded and made compliant. The only outstanding Year 2000 issues surround the Company's web server and a software program utilized by Human Resources.

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

         The following is the time table for Shop at Home's Year 2000 compliance effort:

Feb 1999 Mailings to external suppliers scheduled to go out.
Mar      All  internal  (hardware  and software) and external (supplier) factors identified.
Jun      Internal   problems  addressed  and  corrected  and  questionnaires  to external suppliers evaluated.  Begin testing internal systems.
Jul      Continue testing internal systems.  Begin contingency testing.
Aug      Complete contingency planning.  Begin contingency testing.
Aug      Oracle implementation with new hardware and software complete. Internal financial and accounting systems are in compliance.
Sep      Continue contingency testing.
Oct 1999 Complete  all  evaluation  and  testing.  Review  all  portions  of Y2K documentation.

Shop at Home will replace most of the primary computer systems as part of Year 2000 compliance and to build the infrastructure necessary for growth. The total cost of system replacements (both hardware and software) will approximate $10 million. The source of funding will be from operations and equity funding.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                         Page

Report of Independent Accountants                                          29

Consolidated Balance Sheets at June 30, 1998 and June 30, 1997          30-31

Consolidated Statements of Operations for the years ended June 30, 1998,
        June 30, 1997, and June 30, 1996                                   32

Consolidated Statements of Stockholders' Equity for the years ended
         June 30, 1998, June 30, 1997, and June 30, 1996                   33

Consolidated Statements of Cash Flows for the years ended
         June 30, 1998, June 30, 1997, and June 30, 1996                34-35

Notes to Consolidated Financial Statements                              36-55

                        REPORT OF INDEPENDENT ACCOUNTANTS


August 7, 1998

Board of Directors and Stockholders
Shop at Home, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8 on page 28 present fairly, in all material respects, the financial position of Shop at Home, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 59 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                     PricewaterhouseCoopers LLP


Knoxville, Tennessee



                                                  SHOP AT HOME, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS

                                                        (Thousands of Dollars)



                                                                ASSETS


                                                                                     June 30,
                                                               ------------------------------------------------------
                                                                     1998                                 1997

CURRENT ASSETS
     Cash and cash equivalents                                 $         21,224                           $    5,078
     Accounts receivable - trade, net                                     3,830                                3,293
     Accounts receivable - related parties                                    -                                    3
     Inventories, net                                                     4,332                                3,262
     Prepaid expenses                                                       404                                  458
     Deferred tax assets                                                    990                                1,342
                                                               -----------------                     ----------------
          Total current assets                                           30,780                               13,436

Note receivable-related party, net
          of unamortized discount of $134                                   660                                    -

PROPERTY & EQUIPMENT, net                                                20,557                                4,434

LICENSES, net of accumulated amortization of $2,011 and $733
for 1998 and 1997, respectively                                          84,831                               13,423

GOODWILL, net of accumulated amortization of 188 and 76 for
1998 and 1997, respectively                                               2,532                                1,990

OTHER ASSETS                                                              4,410                                1,127
                                                               -----------------                     ----------------

TOTAL ASSETS                                                         $  143,770                           $   34,410
                                                               =================                     ================


















              The accompanying notes are an integral part of these
                       consolidated financial statements



                                                  SHOP AT HOME, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS

                                                        (Thousands of Dollars)

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                            June 30,
                                                                         ------------------------------------------------
                                                                               1998                           1997
                                                                         ------------------             -----------------
CURRENT LIABILITIES

     Current portion - capital leases                                            $     161                     $     171
     Current portion of long-term debt                                                   -                         2,280
     Accounts payable - trade                                                        9,016                         6,822
     Accounts payable - related party                                                   12                           632
     Credits due to customers                                                        3,987                         3,121
     Other payables and accrued expenses                                             5,769                         4,944
     Deferred revenue                                                                  267                           108
                                                                         ------------------             -----------------
       Total current liabilities
                                                                                    19,212                        18,078

LONG-TERM LIABILITIES


     Capital leases, less current portion
                                                                                       254                           306

     Long term debt, less current portion                                           75,000                         7,216
     Deferred income taxes                                                           3,551                         3,613

REDEEMABLE PREFERRED STOCK

     $10 par value, 1,000,000 shares authorized,
     137,943 issued and outstanding in
     1998 and 1997, redeemable at $10 per
     share                                                                           1,393                         1,393

COMMITMENTS (NOTES 5, 6, 9, 10, and 18)

STOCKHOLDERS'  EQUITY
     Common  stock  -  $.0025  par  value,  30,000,000  shares
     authorized 23,313,191 and 10,714,414 shares issued in
     1998 and 1997 respectively                                                         58                            27

     Additional paid in capital                                                     49,093                        10,067
     Accumulated deficit                                                           (4,791)                       (6,290)
                                                                         ------------------             -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   143,770                    $   34,410
                                                                         ==================             =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                  SHOP AT HOME, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (Thousands of Dollars, except for per share data)



                                                                              Years Ended June 30,
                                                          -------------------------------------------------------------
                                                                1998                  1997                  1996
                                                          -----------------      ----------------      ----------------

NET REVENUES                                                   $   100,518            $   68,832            $   40,675

COST OF GOODS SOLD (excluding items listed below)                   58,862                40,626                24,516

     Salaries and wages                                              7,446                 5,564                 4,113
     Transponder and cable charges                                  17,768                12,118                 6,025
     Other general operating and
          administrative expenses                                   10,667                 7,143                 5,914
     Depreciation and amortization                                   2,188                 1,057                   878
                                                          -----------------      ----------------      ----------------
          Total operating expenses                                  96,931                66,508                41,446
                                                          -----------------      ----------------      ----------------
INCOME (LOSS) FROM OPERATIONS
                                                                     3,587                 2,324                 (771)
                                                          -----------------      ----------------      ----------------

OTHER INCOME (EXPENSE)
     Interest, net
                                                                   (2,850)               (1,080)                 (795)
     Other income                                                    1,703                   232                    57
                                                          -----------------      ----------------      ----------------
          Total other income (expense)
                                                                   (1,147)                 (848)                 (738)
                                                          -----------------      ----------------      ----------------

INCOME (LOSS) BEFORE INCOME TAXES
                                                                     2,440                 1,476               (1,509)

INCOME TAX EXPENSE (BENEFIT)
                                                                       927                  (80)                 (104)
                                                          -----------------      ----------------      ----------------

NET INCOME (LOSS)                                               $    1,513            $    1,556           $   (1,405)
                                                          =================      ================      ================

BASIC EARNINGS (LOSS) PER SHARE                                  $     .10             $     .14            $    (.14)
                                                          =================      ================      ================

DILUTED EARNINGS (LOSS) PER SHARE                                $     .09             $     .12            $    (.14)
                                                          =================      ================      ================








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

                                                                                         Additional
                                                                   Common                  Paid-In             Accumulated
                                                                    Stock                  Capital               Deficit
                                                              ------------------      ------------------     -----------------

Balance, June 30, 1995 (10,144,080 shares)                            $      25              $    8,935          $    (6,441)


Issuance of common stock in connection                                        -
     with financing (100,000 shares)                                                                250                     -
Issuance of common stock in connection
     with conversion of preferred stock
     (2,000 shares)                                                           -                      21                     -
Exercise of employee stock options
     (126,000 shares)                                                         -                     127                     -
Issuance of common stock in payment of
     payable obligations (203,175 shares)                                     1                     609                     -
Preferred stock dividend accrued                                              -                    (14)                     -
Net loss                                                                      -                       -               (1,405)
                                                              ------------------      ------------------     -----------------

Balance, June 30, 1996 (10,575,255 shares)                                   26                   9,928               (7,846)

Exercise of stock options (100,000 shares)                                    1                     100                     -
Exercise of employee stock options
     (20,000 shares)                                                          -                      20                     -
Issuance of common stock in payment of
     payable obligations (19,159 shares)                                      -                      33                     -
Preferred stock dividend accrued                                              -                    (14)                     -
Net income                                                                    -                       -                 1,556
                                                              ------------------      ------------------     -----------------

Balance, June 30, 1997 (10,714,414 shares)                                   27                  10,067               (6,290)

Exercise of stock warrants (200,000 shares)                                   1                     226                     -
Exercise of employee stock options
     (454,600 shares)                                                         1                     506                     -
Issuance of common stock in payment of a
     note (444,177 shares) - net                                              1                   1,190                     -
Preferred stock dividend accrued                                              -                       -                  (14)
Tax effect of non-qualified stock options                                     -                     245
Issuance of 11,500,000 shares in connection
     with public offering, net of offering costs                             28                  36,859                     -
Net income                                                                    -                       -                 1,513
                                                              ------------------      ------------------     -----------------

                                                              ==================      ==================     =================
Balance, June 30, 1998 (23,313,191 shares)                            $      58              $   49,093           $   (4,791)
                                                              ==================      ==================     =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                                  SHOP AT HOME, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (Thousands of Dollars)
                                                                                     Years Ended June 30,
                                                                 -------------------------------------------------------------
                                                                        1998                  1997                 1996
                                                                 -------------------    -----------------    -----------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $     1,513           $    1,556          $   (1,405)
Gain on sale of contractual right                                             (900)                    -                    -
Non-cash items included in net income (loss):
     Depreciation and amortization                                            2,188                1,057                  878
     Loss on sale of equipment                                                -                        3                   19
     Deferred income taxes                                                      290                 (80)                (103)
     Deferred interest expense                                                 (32)                    -                    -
     Change in provision for inventory obsolescence                           -                        -                 (88)
     Provision for bad debt                                                     188                   19                    -
     Changes in current and non-current items:
     Accounts receivable                                                    (1,003)              (2,928)                 119
     Inventories                                                            (1,240)                (651)                (230)
     Prepaid expenses and other assets                                         755                (241)                (197)
     Accounts payable and accrued expenses                                   3,498                8,915                  805
     Deferred revenue                                                          159              (1,405)                1,017
                                                                 -------------------    -----------------    -----------------
          Net cash provided by operations                                    5,416                6,245                  815
                                                                 -------------------    -----------------    -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Note receivable-related party                                            (800)                    -                    -
     Proceeds from note receivable-related party                                 12                    -                    -
     Cash payments for acquisitions                                              -               (1,838)                    -
     Purchase of property, plant and equipment                             (16,800)              (1,056)                (507)
     Proceeds from sale of equipment                                             -                     -                 400
     Purchase of assets                                                       (187)              (1,857)                   -
     Proceeds from sale of contractual right                                     -                    -                  900
     Purchase of licenses                                                  (72,635)                   -                  (38)
                                                                 -------------------    -----------------    -----------------
          Net cash used by investing activities                            (89,510)              (4,751)                (145)
                                                                 -------------------    -----------------    -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Payment of dividends                                                        -                 (14)                    -
     Exercise of stock options                                                 734                 120                   128
     Common stock issued                                                    40,250                    -                    -
     Repayments of debt                                                    (11,163)              (1,233)                (986)
     Additional long-term debt                                              78,000                2,919                2,056
     Capital lease payments                                                   (388)                (123)                (155)
     Payment of stock issuance costs                                        (3,363)                   -                    -
     Payment of debt issuance costs                                         (3,830)                   -                    -
                                                                 -------------------    -----------------    -----------------
          Net cash provided by financing activities                        100,240                1,669                1,043
                                                                 -------------------    -----------------    -----------------

NET INCREASE IN CASH                                                       16,146                3,163                1,713
     Cash beginning of period                                               5,078                1,915                  202
                                                                 -------------------    -----------------    -----------------
     Cash end of period                                               $    21,224           $    5,078           $    1,915
                                                                 ===================    =================    =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                                  SHOP AT HOME, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                        (Thousands of Dollars)


                                                                                          Years Ended June 30,
                                                                           ----------------------------------------------------
                                                                                 1998               1997             1996
                                                                           -----------------  -----------------  --------------


SCHEDULE OF NONCASH FINANCING ACTIVITIES


Stock issued for inventory and reduction
     of accounts payable                                                   $              -           $     33         $   610
                                                                           -----------------  -----------------  --------------

Cost of equipment purchased through
     capital lease obligation                                              $            326          $     437         $    31
                                                                           -----------------  -----------------  --------------

Notes payable issued for acquisitions
     of BCST and MFP, Inc.                                                 $              -          $    1,400        $     -
                                                                           -----------------  -----------------  --------------

Stock issued in connection
     with financing (100,000 shares)                                       $              -         $        -         $   250
                                                                           -----------------  -----------------  --------------

Stock issued in connection with retirement
     of debt (144,177 shares)                                                    $    1,190           $      -         $     -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
         Interest                                                                 $     857          $     998         $   795
                                                                           -----------------  -----------------  --------------

         Taxes                                                                    $     432          $     140         $    30
                                                                           -----------------  -----------------  --------------

                                                                   .














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

        Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Shop at Home, Inc. and its 100% owned subsidiaries, MFP, Inc. ("MFP"), Broadcast Cable Satellite Technologies, Inc. ("BCST"), Urban Broadcasting Systems, Inc. ("UBS"), Collector's Edge of Tennessee, Inc.("Collector's"), SAH Acquisition Corporation II ("SAH Acquisition II"), SAH Acquisition Corporation ("SAH AQ") and Partners - SATH ("Partners"), (collectively the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

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

        FCC Licenses. During fiscal 1998, the Company through its subsidiary SAH Acquisition II acquired three licenses and in fiscal 1995 acquired two subsidiaries who own licenses from the Federal Communications Commission under which they operate television stations.Although FCC licenses are granted for eight-year periods, they are required to be renewed by the FCC unless (1) the holder has seriously violated the Telecommuntication's Act or FCC rules and regulations; (2) failed to serve the public interest, convenience, and necessity, or (3) followed a pattern of abuse in violation of FCC rules and regulations. Accordingly, FCC licenses are historically renewed for indefinite periods of time giving them indefinite lives. Given the indeterminate lives afforded by the licensing process and the historical appreciation in value of the license, the Company determined that a life of 40 years would be appropriate. Amortization of these licenses was $773, $307 and $269 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

The Company has allocated the purchase price of its recent acquisitions based upon independent appraisals. In each of the appraisals of broadcast properties, with the exception of MFP-Boston, the fair value of the property including the intangible license was in excess of the purchase price, and accordingly, resulted in no goodwill. The appraisal of WMFP-Boston resulted in the recording of some goodwill.

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

        Goodwill. Goodwill is amortized over 40 years, using the straight-line method. The amoritzation period for goodwill was determined based on the rationale developed to assign lives to the FCC license. Goodwill recorded in connection with the acquisitions of WMFP and the assets of Collector's
Edge represent the excess purchase price over the fair value of the net identifiable assets acquired. The amount of goodwill for WMFP was determined by independent appraisal and whereas goodwill for CET was determinded by reference to net assets acquired and further supported by established business relationships which represent future revenue streams. Goodwill amortization amounted to $112, $61 and $16 for fiscal years ended June 30, 1998, 1997 and 1996, respectively. Management periodically evaluates the net realizability of the carrying amount of goodwill.

        Sales Returns. The Company generally allows customers to return merchandise for full credit or refund within 30 days from the date of receipt. Collector's sells to wholesalers and retailers; terms of sale and return privileges are negotiated on an individual basis. At June 30, 1998, 1997 and 1996, the Company had recorded credits due to customers of $3,988, $3,122, $1,100, respectively, for actual and estimated returns.
        Revenue Recognition. The Company's principal source of revenue is retail sales to viewing customers. Other sources of revenue include the sale of air time on its owned stations (infomercials), the sale of uplink truck services (fiscal 1996) and miscellaneous income consisting of list rental, credit card fees and commissions. Product sales are recognized upon shipment of the merchandise to the customer. Service revenue and air time revenue are recognized when the service has been provided or the air time has been utilized. Deferred revenue consists of sales proceeds relative to unshipped merchandise.

        Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and inbound freight costs.

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

        Earnings (Loss) Per Share. Statement of Financial Accounting Standards No. 128, Earnings Per Share requires the presentation of basic EPS and diluted EPS. Basic earnings (loss) per share is computed by dividing net income (loss) available for common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing adjusted net income (loss) by the weighted average number of shares of common stock and assumed conversions of dilutive securities outstanding during the respective periods. Dilutive securities represented by options, warrants, redeemable preferred stock and convertible debt outstanding have been included in the computation. The Company uses the treasury stock method for calculating the dilutive effect of options and warrants and the if converted method with respect to the effect of convertible securities.

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

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Statement establishes standards for reporting comprehensive income and its components in a full set of financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The only item that would be classified as other comprehensive income in the Company's 1998 financial statements is the tax benefit received from the exercise by employees of non-qualified stock options in the amount of $245,000. The company plans to implement SFAS 130 in the presentation of its 1999 financial statements.

        Reclassifications. Certain amounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the current year presentation.

NOTE 2 -- PROPERTY AND EQUIPMENT

         Property and equipment consists of the following major classifications:

                                               June 30,
                                          1998                        1997
                                          ----                        ----
  Leasehold improvements               $   346                      $  318
  Operating equipment                   11,294                       5,820
  Furniture and fixtures                   201                         191
  Construction in progress              10,185                          -
  Land                                   1,250                          -
                                    --------------               ------------
                                        23,276                       6,329
  Accumulated depreciation              (2,719)                    (1,895)
                                    --------------               ------------
Property, plant and equipment, net   $  20,557                     $ 4,434
                                    ==============               ============

        Depreciation expense totaled $824, $527 and $463 for the fiscal years ended June 30, 1998, 1997 and 1996 respectively. Interest capitalized amounted to $273 for the year ended June 30, 1998.



NOTE 3 -- INVENTORY

        The components of inventory at June 30, 1998 and 1997 are as follows:

                                                    June 30,
                                        1998                        1997
                                        ----                        ----
         Work in progress            $   152                      $  389
         Finished goods                4,201                       3,571
                                --------------               ------------
                                       4,353                       3,960
         Variance allowance              (21)                       (698)
                                ==============               ============
              Total             $       4,332                    $ 3,262
                                ==============               ============

NOTE 4 -- CAPITAL LEASES

        The Company has acquired various equipment under the provisions of long-term leases.

        Future minimum lease payments under capitalized leases are as follows at June 30, 1998:
         1999                                        $     207
         2000                                              207
         2001                                               73
                                                ---------------
         Total minimum lease payments                      487
         Less amount representing interest                 (72)
                                                ---------------
         Present value of minimum lease payments     $     415
         Less current portion                             (161)
                                                ---------------
         Long-term portion                           $     254
                                                ===============

NOTE 5 -- LONG-TERM DEBT
        Long-term debt consists of the following:

                                                                                         June 30,
                                                                              1998                      1997
                                                                              ----                      ----
11% Senior Secured Notes                                                          $  75,000                   $     -
Various notes payable, repaid from proceeds of stock and
         debt offerings                                                                   -                     9,496
                                                                          ------------------        ------------------
Total long-term debt                                                                 75,000                     9,496
Less current maturities                                                                   -                   (2,280)
                                                                          ------------------        ------------------

Long-term debt less current portion                                              $   75,000                 $   7,216
                                                                         ===================        ==================

     The Company has a $5,000 credit line available which expires March 31, 1999. As of June 30, 1998, none of the line had been drawn upon.

     With respect to restrictions on the Company's ability to obtain funds from its subsidiaries, under Tennessee law a corporation may not pay a cash dividend if, after giving it effect, (i) the corporation would not be able to pay its debts as they become due in the usual course of business, or (ii) the corporation's total assets would be less that the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

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

         The Notes are secured by a lien on all of the issued and outstanding capital stock of SAH Acquisition II and the assets of SAH Acquisition II, other than the FCC licenses held by it. The Notes are also secured by a junior lien on all of the issued and outstanding capital stock of MFP, Inc., the owner and operator of WMFP(TV) in Boston, BCST (parent of UBS) and Urban Broadcasting
Systems, Inc., the owner and operator of KZJL(TV) in Houston (the "Other Broadcast Subsidiaries"). In addition, the obligations of the Company under the Notes are jointly and severally guaranteed on a senior basis by each of the Company's subsidiaries.

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

        As of June 30, 1998 and 1997, the Company was $14 in arrears on its dividend payments due. These dividend payments are payable only when declared by the Board of Directors.

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

        In August 1995, the Company issued 100,000 shares of common stock valued at $250 in connection with the securing of $2,000 of long-term debt. The per share valuation represented the market price at date of issuance, and the $250 has been amortized over the 5 year life of the loan and is accurate for an additional interest expense. In September 1995 the Company issued 2,000 shares in conversion of its Redeemable Preferred Stock (Note 6); in October 1995 and May 1996, the Company issued a total of 126,000 shares in connection with the exercise of employee stock options (Note 11); and during the period of March through June 1996, the Company issued a total of 203,175 shares of common stock, of which 44,000 shares of common stock were issued as payment of payable obligations and 159,175 shares of common stock were issued in exchange for certain sport cards and collectibles acquired for resale. The recording of each of these issuances was based upon the market value of the shares at the date of issuance.

        The Company also issued shares of common stock in connection with the acquisition of BCST. In October 1997, the Company issued 444,177 shares of common stock in connection with the conversion of a 10.75% note payable in the amount of $1,190 net of $143 of deferred interest. The conversion price and terms were as originally defined in the $2,000 note, referred to above. The conversion price of $3.00 per share was in excess of the $2.50 market value of the stock at the time the agreement was signed. This note was being amortized in monthly installments of $43 and was due September 2000. The conversion of this note reduced interest expense by approximately $75 in the fiscal year ending June 30, 1998.

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

NOTE 8 -- INCOME TAXES

        The components of temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at June 30, 1998 and 1997, are as follows:

                                                                                  June 30,
                                                                     1998                          1997
                                                                     ----                          ----

         Deferred tax assets:
              Net operating loss carryforwards
                   and AMT credits                                    $    919                       $   390
              Accruals                                                     990                         1,342
              Valuation allowance
                                                                             -                             -
                                                                ---------------                --------------
                        Total deferred tax assets                    $   1,909                      $  1,732
                                                                ===============                ==============
         Deferred tax liabilities:
              Licenses                                               $   3,945                      $  3,727
              Depreciation                                                 525                           276
                                                                ---------------                --------------
                        Total deferred tax liabilities                   4,470                         4,003
                                                                ---------------                --------------
                        Net deferred tax liabilities                $  (2,561)                    $  (2,271)
                                                                ===============                ==============

         Current deferred tax asset                                   $    990                      $  1,342
         Long-term deferred tax liabilities                            (3,551)                       (3,613)
                                                                ---------------                --------------
         Net deferred tax liabilities                               $  (2,561)                    $  (2,271)
                                                                ===============                ==============


        At June 30, 1998, the Company had $145 of AMT credits available for use in future periods and $2,038 of net operating loss carryforward, which begin to expire in 2010.

        Income tax expense (benefit) varies from the amount computed by applying the federal corporate income tax rate of 34% to income (loss) before income taxes as follows:

                                                                                   Years Ended June 30,
                                                                     1998                 1997                   1996
                                                                     ----                 ----                   ----

Computed "expected" income tax expense (benefit)                       $    830             $    502             $    (499)
Increase (decrease) in income taxes
     resulting from:
          State income tax expense (benefit), net
               of federal effect                                             98                   74                   (58)
          Change in valuation allowance                                                      (1,043)                    362
                                                                              -
          Nondeductible portion of meals
               and entertainment                                             38                   17                      8
          Other                                                            (39)                  370                     84
                                                                ----------------     --------------        ---------------
          Actual income tax expense (benefit)                          $    927      $           (80)           $      (103)

                                                                ================     ================      =================


        The components of income tax expense  (benefit) for the years ended June
30, 1998 and 1997, are as follows:

                                                                                   Years Ended June 30,
                                                                     1998                 1997                   1996
                                                                     ----                 ----                   ----

             Current:
                     State                                             $   101              $     -                $     -
                     Federal                                               536                    -                      -
                                                                 --------------       --------------        ---------------
                                                                           637                    -                      -
                                                                 --------------       --------------        ---------------
             Deferred:
                     State                                                  46                   74                   (59)
                     Federal                                               244                (154)                   (44)
                                                                 --------------
                                                                                      --------------        ---------------
                                                                           290                 (80)                  (103)
                                                                 --------------
                                                                                      ==============        ===============
             Total expense (benefit)                                   $   927              $   80)              $   (103)
                                                                 ==============       ==============        ===============

        In connection with the acquisition of BCST, in 1997, the Company reduced the valuation allowance for deferred tax assets by $189, representing the effect of the deferred tax liabilities expected to reverse in the net operating loss carry forward period. The reduction of the valuation allowance was effected by reducing intangible asset balances recorded as a result of the acquisitions.

         In the fourth quarter of 1997, in connection with budgeting and forecasting models, management determined that it was more likely than not that the Company would realize the full value of the recorded deferred tax assets and thus determined that it was more likely than not that the Company would realize the full value of the recorded deferred tax assets and thus eliminated the valuation reserve.

         Specific factors considered by management included a return to profitable operations that had been created by a change in strategic direction implemented by the relatively new ownership and management team. Strategic actions included acquisition of broadcast properties to take advantage of "must carry" statutes to increase coverage in major metropolitan markets such as Boston and Houston, and the use of cable affiliations to expand coverage in other major markets. Further, emphasis was placed on selling product that yielded a higher margin from sales. The increased sales of nearly 70% in 1997 were projected to expand further in 1998, continuing the momentum gained in 1997.

        Recognition of a deferred tax asset is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized through the amortization of the license intangible.

NOTE 9 -- COMMITMENTS

        Transponder Use Agreement and Purchased Air-Time. In December 1995, the Company's transponder lease with AT&T's 402R became effective. Shop At Home has contracted for a "Fully Protected" service which provides that the services shall be "non-preemptible" on the same transponder; or, if that is not possible, then on a transponder on the same satellite; and, if that is not possible, then on a satellite of similar quality and location. The expenses for the transponder and purchased air time (primarily for cable access fees) were $17,768, $12,118, and $6,025, for fiscal years ended June 30, 1998, 1997 and 1996, respectively.

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

NOTE 10 -- RELATED PARTY TRANSACTIONS

        During the fiscal years ended June 30, 1998, 1997 and 1996, the Company engaged in significant transactions with the Company's directors, significant stockholders, officers or interests of these parties. The following is a summary of major transactions with these related parties not disclosed elsewhere in the consolidated financial statements or notes thereto:

                                                                                        Years Ended June 30,
                                                                             1998               1997               1996
                                                                             ----               ----               ----
PURCHASES - MERCHANDISE
     V.J.M. (Victor Mueller) (Vendor and stockholder)                         $ 1,561            $ 1,078             $  796
     Howards Sports Collectibles (Vendor and stockholder)                       1,349              3,136              2,116
     Combine International, Inc. (Vendor and warrant holder)                      156                707                452

OTHER OPERATING EXPENSES
     Lakeway Container (Vendor and Director)                                       19                  6                 64
     Airbank (Vendor and Director)                                                  -                 22                 38
     MediaOne (Vendor and Director)                                                 -                  -                158



The Company leased its Knoxville office and studio space from William and Warren, Inc., an entity owned by W. Paul Cowell, a director, and paid total lease payments of approximately $149 during the fiscal year ended June 30, 1998. Management of the Company determined that these terms and conditions were competitive with comparable commercial space being leased in the Knoxville market. With the relocation of its offices and studios to Nashville, Tennessee, the Company will give notice of termination of the lease as of December 31, 1998.

On August 16, 1995, the Company issued its $2 million Variable Rate Convertible Secured Note Due 2000 to Global Network Television, Inc. J.D. Clinton, a director of the Company, is the sole shareholder and Chairman of Global Network Television, and that corporation is a principal shareholder of the Company. The loan carried interest at the prime rate plus 2%, and was payable in 60 monthly installments. The loan was secured by a security interest in the inventory, accounts, and certain equipment, furniture and fixtures of the Company, as well as the stock of MFP, Inc., a subsidiary of the Company, and an assignment of the proceeds of any sale of the Federal Communications Commission license of Television Station WMFP, Lawrence, Massachusetts. The note was convertible to Common Stock of the Company based upon one share of stock for each $3.00 of the principal balance of the note. On October 1, 1997, the note was transferred to FBR Private Equity Fund, L.P., which immediately converted the note to 444,177 shares of Common Stock of the Company. Based upon management's knowledge of the commercial lending market, the terms and rates of the note were considered competitive.

In September 1998, the Company relocated its studios and headquarters to newly constructed facilities in Nashville, Tennessee. The real property for the new facility was initially acquired by a limited liability company organized by individuals related to J.D. Clinton, and that company obtained a construction loan (the "Facility Loan") in January 1998 from a commercial lender to build the facility. The loan was guaranteed by the Company and also was personally guaranteed by Mr. Clinton. The Company agreed to pay to Mr. Clinton an annual fee equal to 1% of the amount of the Facility Loan in consideration for Mr. Clinton's guaranty, which was to be payable in either cash or in stock of the Company. In March 1998, the Company acquired the facility by acquiring all of the ownership interest in the limited liability company for a price equal to the balance due on the Facility Loan, thereby generating no profits for the owners of the limited liability company. The Company paid the Facility Loan in full upon the acquisition of the limited liability company, thereby terminating Mr. Clinton's guaranty. As a result of the agreement to pay a fee to Mr. Clinton for his guaranty, the Company issued to Mr. Clinton a total of 11,226 shares of Common Stock. The Company also has retained the services of a development company with respect to the construction and development of the facility, and will pay a development fee of approximately $165 for its services. The development company is owned by Stephen Sanders, and individual who is related to J.D. Clinton. The Board of Directors of the Company approved the development agreement and determined that the agreed upon fee was in an amount considered normal and typical in the industry for the type of services to be rendered.

In connection with the relocation of the President's primary residence from Atlanta, Georgia, to Nashville, Tennessee, the Company has made an interest-free loan to the President in the principal amount of $800.

In February 1995, the Company entered into a financing lease transaction with Brownsville Auto Leasing Corporation whereby the Company leased the transmitter for WMFP(TV). The monthly principal payments on the lease are $10 and the outstanding balance on the lease at December 31, 1997, was $350. James P. Clinton, the brother of J.D. Clinton, is a principal of Brownsville Auto Leasing Corporation. This financing transaction was terminated in April 1998, when the Company acquired the transmitter from the lessor at the price agreed upon in the lease agreement.

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

        No options or SARs may be granted after October 15, 2001. No option that is an incentive stock option and any corresponding SAR that is related to such option shall be exercisable after the expiration of ten years from the date such option or SAR was granted or five years after the expiration in the case of any such option or SAR that was granted to a 10% stockholder. A maximum of 1,500,000 shares of common stock may be issued under the plan upon the exercise of options and SARs. No SARs have been issued under the plan.

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




                                            1998                          1997                          1996
                                   ------------------------    ---------------------------    -------------------------
                                      As                           As                            As
                                   Reported     Pro Forma       Reported       Pro Forma      Reported      Pro Forma
                                   ----------   -----------    -----------     -----------    ----------    -----------

Net Income (Loss)                    $ 1,513      $  1,385       $  1,556        $  1,466     $ (1,405)      $ (1,431)

Basic earnings (loss) per share      $   .10       $   .09       $    .14        $    .14     $   (.14)      $   (.14)

Diluted earnings (loss) per share    $   .09       $   .08        $   .12         $   .11      $  (.14)      $   (.14)

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

        A summary of the status of the Company's options as of June 30, 1998, 1997 and 1996 and changes during the periods ending on those dates is presented below:




                                                                  June 30,
                                     1998                           1997                          1996
                                 ----------------------------    --------------------------    --------------------------
                                                  Weighted                      Weighted                      Weighted
                                                  Average                       Average                       Average
                                                   Exercise                     ExercisePrice                  Exercise
                                    Options         Price          Options                      Options         Price
                                 --------------   -----------    ------------   -----------    -----------    -----------

Outstanding at beginning of
     period:                         2,192,500       $  2.20       1,785,000       $  2.01      1,630,000        $  1.77
         Granted                       698,000          3.40      (a)639,500          2.88        325,000           2.84
         Exercised                    (454,600)         1.10        (120,000)         1.00       (126,000)          1.00
         Forfeited                     (56,900)          2.88       (112,000)          2.81       (44,000)           2.44
                                 --------------                  ------------                  -----------
Outstanding at end of period         2,379,000       $  2.51       2,192,500       $  2.20      1,785,000        $  2.01
Options exercisable at period
      end                            1,175,000                     1,493,500                    1,012,000
Weighted average fair value of
     options granted during the
     year                            $    2.61                       $  2.04                      $  2.02

a) Effective June 19, 1997, the option committee repriced all fiscal year 1997 options to $2.88 with the same terms and conditions. The options as modified have been used in all applicable computations.


                                                   Options Outstanding                         Options Exercisable

                                                       WeightedAverage
                                                         Remaining        WeightedAverage                    WeightedAverage
                                        Number          Contractual        Exercise           Number          Exercise
                                      Outstanding           Life             Price         Exercisable          Price
Range of Exercise Prices              at 6/30/98                                            at 6/30/98
--------------------------------     --------------    ---------------    ------------    ---------------    ------------
$1.00 - $1.99                              200,000            6 years         $  1.00            100,000         $  1.00
$2.00 - $2.99                            1,739,000            7 years            2.70          1,035,000            2.61
$3.00 - $4.99                              440,000           10 years            3.72             40,000            3.72
                                     --------------                                        --------------
                                         2,379,000                                             1,175,000
                                     ==============                                       ===============

        During the year ended June 30, 1998, 100,000 options were granted to directors at an average exercise price of $3.25. The compensation expense related to these grants was $6 for the year then ended.

        At June 30, 1998, warrants to purchase 3,000,000 shares of common stock at $1.13 per share are outstanding. These warrants expire June 30, 2001.

NOTE 12 -- EARNINGS (LOSS) PER SHARE

        The following table sets forth for the periods indicated the calculation of net earnings (loss) per share included in the Company's Consolidated Statements of Operations:




                              Years Ended June 30,
                                                         1998                     1997                    1996
                                                         ----                     ----                    ----

   Numerator:
        Net income (loss)                                $  1,513                 $  1,556                $ (1,405)
        Preferred stock dividends                            (14)                     (14)                     (14)
                                                     -------------            -------------           --------------
        Numerator for basic earnings per
             share-income available to
             common stockholders                            1,499                    1,542                  (1,419)

        Effect of dilutive securities:
             Preferred stock dividends                         14                       14                      14

             Interest on convertible debt                      50                      175                       -

                                                      --------------            --------------         --------------

        Numerator for diluted earnings per
             share-income available to
             common stockholders after
             assumed conversions                         $  1,563                 $  1,731                $ (1,405)
                                                     =============            =============           ==============
   Denominator:
        Denominator for basic earnings per
             share-weighted-average shares                 14,511                   10,651                   10,284
        Effect of dilutive securities:
          a)   Employee stock options                         436                      528                        -

          b)  Non employee options                            204                      150                        -

          c)   Warrants                                     2,088                    2,268                        -

          d)  Convertible preferred stock                     138                      138                        -

          e)   Convertible debt                               119                      533                        -
                                                     -------------            -------------           --------------
   Denominator for diluted earnings per
        share-adjusted weighted-average
        shares and assumed conversions                     17,496                   14,268                   10,284
                                                     =============            =============           ==============
   Basic earnings (loss) per share                        $   .10                  $   .14                 $  (.14)
                                                     =============            =============           ==============
   Diluted earnings (loss) per share                      $   .09                  $   .12                 $  (.14)
                                                     =============            =============           ==============

Although the amounts are excluded from the computations in loss years because their inclusion would be anti-dilutive they are shown here for informational and comparative purposes only:

    a)  Employee stock options                                   -                        -                     569
    b)  Non Employee options                                     -                        -                     190
    c)   Warrants                                                -                        -                   2,321
    d)   Convertible preferrred stock                            -                        -                     138
    e)   Convertible debt                                        -                        -                     629


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

NOTE 15 -- ACQUISITION OF BROADCAST CABLE & SATELLITE TECHNOLOGIES, INC.

        In September 1996, the Company, through its subsidiary, Broadcast, Cable and Satellite Technologies, Inc. (BCST), entered into a $1,400 Promissory Note for the acquisition of the 51% interest in Urban Broadcast Systems, Inc. (UBS) it did not own. The note bears interest at 6%, interest only in the first year, principal and interest payable thereafter; and was payable in 132 monthly installments. The note was collateralized by a pledge of the capital stock of Urban Broadcast Systems, Inc. and was repaid in March 1998. The additional purchase price was added to the amount of FCC License originally recorded because it was the only asset owned by UBS. This transaction culminated in 100% ownership of the FCC license for station KZJL.

NOTE 16 -- COLLECTOR'S EDGE OF TENNESSEE, INC.

        On February 25, 1997, Collector's Edge of Tennessee, Inc. was formed to acquire the assets of a former trading card wholesaler. Collector's is a trading card wholesaler whose principal assets are licenses from National Football League Properties, Inc. and National Football League Players, Inc.

        Collector's was initially funded through the purchase by the Company of $750 of preferred stock and a working capital loan of $400. The preferred stock was subsequently converted into common stock of Collector's. In addition, Collector's assumed a term note in the amount of $1.9 million, and borrowed an additional $1.0 million from a financial institution. The note was guaranteed by the Company and collateralized by BCST and was repaid in March 1998.

        The acquisition of Collector's has been accounted for under the purchase method. Accordingly, the operating results of Collector's have been included in the consolidated operating results since the date of acquisition. The purchase price of $1,150 has been allocated to the net assets acquired based on appraised fair values at the date of acquisition as follows:

  Current assets                                    $   3,324
  Licensing costs                                       1,455
  Property and equipment                                  340
  Goodwill                                              1,185
  Accounts payable and accrued liabilities             (2,235)
  Notes payable                                        (2,919)
                                              -----------------
                                                    $   1,150
                                              =================

NOTE 17 -- ACQUISITION BY SAH ACQUISITION CORPORATION II

        On March 27, 1998, SAH Acquisition Corporation II, a wholly-owned subsidiary of the Company, acquired the assets and broadcast licenses of television stations KCNS, San Francisco, California; WRAY, Wilson, North Carolina (Raleigh market); and WOAC, Canton, Ohio (Cleveland market). The stations were purchased pursuant to an Asset Purchase Agreement dated September 23, 1997 by and between Global Broadcasting Systems, Inc., its affiliate ("Global") and SAH Acquisition Corporation II. The acquisition of the stations was accounted for by the Company as an acquisition of assets and not the acquisition of a "business," as defined in SEC Rule 210.11-01(d). The Company reached this conclusion because, with the exception of a de minimis period of time, none of the acquired stations had been historically operated as a broadcast outlet for home shopping programming by Global or the predecessor in title, and the Company concluded that there was no continuity of revenues from those stations from which relevant historical information could be derived. The total purchase price paid by SAH II to Global in connection with the acquisition was $52,350,000. In connection with the assignment of the Executory Contract, SAH II purchased WOAC for a total purchase price of $23,500,000.

At the time SAH II entered into the Asset Purchase Agreement with Global Broadcasting Systems, Inc. on September 23, 1997, Global Broadcasting was a party to an asset purchase agreement with Pine Mountain Christian Broadcasting, Inc., the licensee of WPMC(TV) in Jellico, Tennessee (Knoxville market) and an entity unrelated to either Global Broadcasting or Shop at Home. Under the terms of that agreement, Global Broadcasting had the right to acquire WPMC for a purchase price of $4,100,000 subject to FCC approval and other normal closing contingencies, and Global Broadcasting had previously paid $500,000 into an escrow account which could be applied toward the satisfaction of the purchase price. Under the terms of the Asset Purchase Agreement between Global Broadcasting and SAH II, Global Broadcasting agreed to assign its contractual right to buy WPMC to SAH II. Under that assignment, SAH II would have been assigned Global Broadcasting's rights in the $500,000 escrow payment, effectively requiring Shop at Home to pay the net purchase price of $3,600,000 for WPMC.

During this same period of time, Shop at Home was involved in litigation in Texas with Paxson Communications Corporation concerning the ownership rights in a television station in that market. Shop at Home and Paxson reached an agreement settling that litigation, and a part of the settlement was the agreement of Shop at Home to permit Global Broadcasting to assign its rights to purchase WPMC to Paxson. In consideration of its agreement to do so, Paxson agreed to make a payment of $900,000 to Shop at Home. Under the terms as agreed upon by the parties, Global Broadcasting agreed to assign Global's rights in the Pine Mountain agreement directly to Paxson, and that assignment was completed prior to the date of SAH's acquisition of the assets being sold to it by Global. Upon the assignment of the executory contract from Global Broadcasting to Paxson, that transaction was complete and effective, whether or not SAH II thereafter completed the pending acquisition with Global Broadcasting.

As a result of the completion of assignment of the Pine Mountain agreement from Global Broadcasting to Paxson, Global Broadcasting agreed to reduce the consideration payable for the assets being purchased from it by SAH II from $52,850,000 to $52,350,000. Under the terms of the assignment of the executory contract from Global Broadcasting to Paxson, the $500,000 escrow payment was returned to Global Broadcasting. Because of its receipt of this amount from the escrow fund, Global Broadcasting reduced the payment due to it from SAH II by $500,000.

Since the purchase price for the assets of Global Broadcasting to SAH II did not change as a result of the assignment of the executory contract to Paxson, except to the extent of the $500,000 escrow payment returned to Global Broadcasting, Shop at Home did not deem it to be appropriate to allocate any portion of its purchase price of the assets of Global Broadcasting to its rights in the Pine Mountain executory contract.


NOTE 18 -- CONTINGENCIES

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



                                                         INDUSTRY SEGMENT DATA

                                                                       Years Ended June 30,
                                                                 1998                        1997
                                                                 ----                        ----

         Revenue:
              Retail                                             $   95,218                   $  67,872
              Wholesale                                               5,300                         960
                                                            ================            ================
                                                                 $  100,518                   $  68,832
                                                            ================            ================
         Operating profit:
              Retail                                             $    4,036                   $   2,305
              Wholesale                                               (449)                          19
                                                            ----------------            ----------------
                                                            ================            ================
                                                                 $    3,587                   $   2,324
                                                            ================            ================
         Assets:
              Retail                                             $  136,865                   $  29,772
              Wholesale                                               6,905                       4,638
                                                            ----------------            ----------------
                                                            ================            ================
                                                                 $  143,770                   $  34,410
                                                            ================            ================
         Depreciation and amortization:
              Retail                                             $    1,515                    $    820
              Wholesale                                                 673                         237
                                                            ----------------            ----------------
                                                            ================            ================
                                                                 $    2,188                   $   1,057
                                                            ================            ================
         Capital expenditures:
              Retail                                             $   16,771                   $   1,046
              Wholesale                                                  29                          10
                                                            ----------------            ----------------
                                                            ================            ================
                                                                 $   16,800                   $   1,056
                                                            ================            ================



NOTE 20 -- SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The following is summarized condensed consolidating financial information for the Company, segregating the Parent from the guarantor subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of the Company and guarantees are full, unconditional, joint and several. The separate company financial statement of each guarantor subsidary has not been included herein because management does not believe that their inclusion would be more meaningful to investors than the presentation of the condensed consolidating financial information presented below.

                                                   CONSOLIDATING BALANCE SHEET DATA

                                            June 30, 1998                                  June 30, 1997
                                  Parent      Subsidiaries   Consolidated      Parent       Subsidiaries     Consolidated

Assets:
Cash and cash equivalents        $  20,848        $    376      $   21,224      $   4,757        $     321       $   5,078
Accounts receivable                 88,307           3,505           3,830          7,938              244           3,296
Inventories                          4,061             271           4,332          2,778              484           3,262
Prepaid expenses                       301             103             404            384               74             458
Deferred tax assets                    990               -             990          1,342                -           1,342
                             --------------  -------------- --------------- -------------- ---------------- ---------------
Total current assets               114,507           4,255          30,780         17,199            1,123          13,436
Notes receivable                     1,060               -             660            400                -               -
Property and equipment,
     net                            13,756           6,801          20,557          1,321            3,112           4,434
FCC and NFL licenses, net              157          84,673          84,831            162           13,261          13,423
Goodwill, net                          574           1,958           2,532            590              254           1,990
Other assets                         4,406               4           4,410            438            1,835           1,127
Investment in subsidiaries          10,361               -               -         10,360                -               -
                             -------------- -------------- --------------- -------------- ---------------- ---------------

Total assets                    $  144,821      $   97,691     $   143,770      $  30,470      $    19,585      $   34,410
                             ==============  ============== =============== ============== ================ ---------------


Liabilities and
    Stockholders' Equity:
Accounts payable and
    accrued expenses             $  17,616      $   89,031      $   18,784      $  14,339       $    6,065         $15,519
Current portion--capital
    leases and long-term
    debt                               161               -             161            849            1,602           2,451
Deferred revenue                       235              31             267             88               20             108
                             --------------  -------------- --------------- -------------- ---------------- ---------------
Total current liabilities           18,012          89,062          19,212         15,276            7,687          18,078

Long-term debt                      75,254             400          75,254          5,294            2,628           7,522
Deferred income taxes                3,659            (63)           3,551              -            3,613           3,613
Redeemable preferred
    stock                            1,393             750           1,393          1,393              750           1,393
Common stock                            58               1              58             27                1              27
Additional paid-in capital          49,093           9,610          49,093         10,067            9,609          10,067
Accumulated deficit                (2,648)         (2,069)         (4,791)        (1,587)          (4,703)         (6,290)

                             ==============  ============== =============== ============== ================ ================
Total liabilities and
     Stockholders' equity       $  144,821      $   97,691     $   143,770      $  30,470      $    19,585      $   34,410
                             ==============  ============== =============== ============== ================ ================

  NOTE: Intercompany balances have been eliminated in the consolidated totals.



                                        Consolidating Statement of Operations and Cash Flow Data


                                  June 30, 1998                              June 30, 1997                      June 30, 1996
                       Parent   Subsidiaries  Consolidated    Parent   Subsidiaries Consolidated  Parent Subsidiaries  Consolidated
                    ----------- ------------  -------------  --------- ------------ -----------    -----  ------------ ------------

Net revenues           $  92,450    $    8,685      $ 100,518  $  66,858   $   2,977    $  68,832   $  40,016  $   2,317   $  40,675
Cost of goods sold        54,980         4,379         58,862     40,328         298       40,626      24,516          -      24,516

Operating expenses        33,958         4,111         38,069     24,944       2,992       25,882      17,128     2,511       16,930
Income (loss) from
   operations              3,512           195          3,587      1,586       (313)        2,324     (1,628)      (194)       (771)
Interest expense, net     (2,709)         (184)        (2,850)      (929)      (150)      (1,080)       (794)        (1)       (795)

Other income/(expense)     2,813        (1067)          1,703      1,282          -           232       1,107         1           57
                      ----------- ------------- -------------- ---------- -----------  -----------  ----------  --------  ----------
Income (loss) before
   taxes                   3,616        (1056)          2,440      1,939       (463)        1,476     (1,315)     (194)      (1,509)
Income tax expense
   (benefit)               1,419         (446)            927      (100)          20         (80)       (103)         -        (104)
                      ----------- ------------- -------------- ---------- -----------  -----------  ----------  --------  ----------
Net income (loss)      $   2,197    $    (610)      $   1,513   $  2,039   $   (483)    $   1,556  $  (1,212)  $  (194)   $  (1,405)
                      =========== ============= ============== ========== ===========  =========== ===========  ========  ==========
CASH FLOWS
Cash provided by
 (used in) operations $ (75,395)    $   80,811      $   5,416   $  2,926   $   3,319    $   6,245  $  (1,159)   $ 1,974     $    815
Cash provided by
   (used in)investing
    activities          (12,763)      (76,747)       (89,510)      2,515     (8,017)        (4,751)    1,754     (1,899)       (145)
Cash provided by
    (used in) financing
    activities           104,248       (4,008)        100,240    (2,547)       4,967          1,669    1,075        (32)       1,043
                       ---------- ------------- -------------- ---------- -----------  ------------- --------  --------  -----------
Increase in cash          16,090            56         16,146      2,894         269          3,163    1,670         43        1,713
Cash at beginning of
    Period                 4,757           321          5,078      1,863          52          1,915      193          9          202
                       ---------- ------------- -------------- ---------- -----------  ------------- -------  ----------  ----------
Cash at end of period  $  20,847     $     377      $  21,224   $  4,757    $    321      $   5,078  $ 1,863      $   52   $   1,915
                       ========== ============= ============== ========== ===========  ============= =======  ==========  ==========



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

PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a) The following financial statements are included in Item 8 of Form 10-K:

            1.   Financial Statements
                     Report of Independent Accountants
                     Consolidated Balance Sheets as of June 30, 1998
                                 and 1997
                     Consolidated Statements of Operations for the years
                                 ended June 30, 1998, 1997 and 1996
                     Consolidated Statements of Stockholders' Equity for the
                                 years ended June 30, 1998, 1997, and 1996
                     ConsolidatedStatements  of  Cash  Flows  for
                                the years  ended June 30,  1998,
                                 1997 and 1996.
                     Notes to the Consolidated Financial Statements

            2.   Financial Statement Schedule                            Page
                     Schedule II  Valuation and Qualifying Accounts      60

                     The other schedules are omitted because the required information is either inapplicable or has been disclosed in the consolidated financial statements and notes thereto.

            3.   Exhibits

                     The Index to Exhibits is at page 62.

   (b)      Reports on Form 8-K

                     None



                                                  SHOP AT HOME, INC. AND SUBSIDIARIES

                                                              SCHEDULE II

                                                   VALUATION AND QUALIFYING ACCOUNTS

                                               YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                        (Thousands of Dollars)

                                          Balance at            Charged to                                     Balance
                                          beginning             Returns and                                    at end
                                           of year              Allowances               Deductions   (1)      of year
                                        ---------------       ----------------         ---------------       ------------

Year ended June 30, 1998
     Estimated credits
          due to customers                    $  3,121              $  28,364               $  27,497            $ 3,988
                                        ===============       ================         ===============       ============

Year ended June 30, 1997
     Estimated credits
          due to customers                    $  1,100              $  19,503               $  17,482            $ 3,121
                                        ===============       ================         ===============       ============

Year ended June 30, 1996
     Estimated credits
          due to customers                     $   618              $  10,147                $  9,665            $ 1,100
                                        ===============       ================         ===============       ============

(1) Merchandise returned

                                          Balance at                                                           Balance
                                          beginning             Additional                                     at end
                                           of year              provisions               Reduction             of year
                                        ---------------       ----------------         ---------------       ------------

Year ended June 30, 1998
     Accounts receivable
          Reserves                             $    59               $    476 (2)             $    -              $  535

                                        ===============       ================         ===============       ============

Year ended June 30, 1997
     Accounts receivable
          Reserves                             $     -               $     59                 $     -             $   59
                                        ===============       ================         ===============       ============

Year ended June 30, 1996
     Accounts receivable
          Reserves                             $     -               $      -                 $     -             $    -
                                        ===============       ================         ===============       ============


(2) net of $288 charged to goodwill as a result of adjustment to orginally recorded purchase transaction.




                                                                                         Deductions
                                          Balance at                                                           Balance
                                          beginning             Additional                                     at end
                                           of year              provisions                                     of year
                                        ---------------       ----------------         ---------------       ------------

Year ended June 30, 1998
 Inventory reserves                           $   698               $     78                $    755              $   21
                                        ==============        ===============          ==============        ============

Year ended June 30, 1997
 Inventory reserves                           $    88               $    710                 $   100              $  698
                                        ==============        ===============          ==============        ============

Year ended June 30, 1996
  Inventory reserves                          $    65               $    235                 $   212              $   88
                                        ==============        ===============          ==============        ============





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

4.7 Form of Security and Pledge Agreement, filed as Exhibit 4.7 to the Company=s Amendment No. 2 to the Registration Statement on Form S-1 filed with the Commission on March 21, 1998, and incorporated herein by this reference.

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

10.50    Form of  options  issued to  directors  dated June 19,  1997,  filed as
         Exhibit 10.50 to the Company=s Registration Statement on Form S-1 filed with the Commission on January 14, 1998, and incorporated herein by this reference.

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

    SHOP AT HOME, INC.

By:         /s/                        Date:             9/28/98
   --------------------------                   ------------------------
   Kent E. Lillie
   President and Chief Executive Officer
   (Principal Executive Officer)

By:        /s/                         Date:              9/28/98
   --------------------------                   -------------------------
   James Bauchiero
   Executive Vice President and Chief Financial Officer

By:        /s/                        Date:               9/28/98
   --------------------------                   --------------------------
   Joseph Nawy
   VP Finance (Principal Accounting Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities on the dates indicated.

Date:          9/28/98                                        /s/
      -----------------------------            ------------------------------
                                               J.D. Clinton, Director

Date:          9/28/98                                        /s/
      -----------------------------            ------------------------------
                                               W. Paul Cowell, Director

Date:          9/28/98                                        /s/
      -----------------------------            -------------------------------
                                               Kent E. Lillie, Director

Date:          9/28/98                                        /s/
      -----------------------------            -------------------------------
                                               Joseph I. Overholt, Director

Date:          9/28/98                                        /s/
      -----------------------------            -------------------------------
                                               A.E. Jolley, Director

Date:          9/28/98                                        /s/
      -----------------------------            -------------------------------
                                               Frank A. Woods, Director

Date:          9/28/98                                       /s/
      -----------------------------            -------------------------------
                                               Patricia Mitchell, Director

Date:          9/28/98                                       /s/
      -----------------------------            -------------------------------
                                               Daniel J. Sullivan, Director