Form 10-K
period 1999-06-30
SHOP AT HOME INC /TN/
filed 1999-08-31
CIK 810029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    --------

                                    FORM 10-K
                                   (Mark One)
                          [X] ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         For the fiscal year ended June
                                    30, 1999

                        [ ] Transition report pursuant to
                           section 13 or 15(d) of the
                       Securities Exchange Act of 1934 For
                      the transition period from ______ to
                                     ______

                         Commission file number 0-25596

                               SHOP AT HOME, INC.
             (Exact name of registrant as specified in its charter)

                              Tennessee 62-1282758
                       (State of incorporation) (IRS EIN)

                           5388 Hickory Hollow Parkway
                                P. O. Box 305249
                        Nashville, Tennessee 37230-05249
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: (615)263-8000

        Securities registered pursuant to Section 12(b) of the Act: NONE

                    Securities registered pursuant to Section
                               12(g) of the Act:

                         Common Stock, $.0025 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes x No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Common Stock held by non-affiliates of the registrant on August 26, 1999 was $235,735,418

Number  of  shares  of  Common  Stock  outstanding  as  of  August  25, 1999 was
30,397,202

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement in connection with the 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended June 30, 1999 is incorporated by reference in Part III of this Annual Report on Form 10-K.

                               SHOP AT HOME, INC.

                                    FORM 10-K

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                      INDEX

PART I                                                          Page

         Item 1.           Business                                5
         Item 2.           Properties                             18
         Item 3.           Legal Proceedings                      18
         Item 4.           Submission of Matters to a Vote of
                              Security Holders                    19

PART II

         Item 5.           Market for the Registrant's Common Stock
                              and Related Stockholder Matters     20
         Item 6.           Selected Financial Data                21
         Item 7.           Management's Discussion and Analysis
                              of Financial Condition and Results
                              of Operations                       22
         Item 7A.          Quantitative and Qualitative
                              Disclosures About Market Risk       31
         Item 8.           Financial Statements and Supplementary
               `              Data                                32
         Item 9.           Changes in and Disagreements with
                              Accountants on Accounting and
                              Financial Disclosure                61
PART III

         Item 10.          Directors and Executive Officers of the
                              Registrant                          62
         Item 11.          Executive Compensation                 62
         Item 12.          Security Ownership of Certain
                              Beneficial Owners and Management    62
         Item 13.          Certain Relationships and Related
                              Transactions                        62

PART IV

         Item 14.          Exhibits, Financial Statement
                              Schedules, and Reports on Form 8-K  63

SIGNATURES                                                        70

FORWARD-LOOKING STATEMENTS

         This report includes  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Shop At Home, Inc. (the "Company" or "Shop At Home") based these forward-looking statements largely on its current expectations and projections about future events and financial trends affecting the financial condition of its business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Shop At Home, including, among other things:

o         general economic and  business conditions, both  nationally and in the
                Company's markets;

o         the Company's expectations and estimates concerning  future  financial performance,  financing  plans and the  impact of competition;

o         anticipated trends in the Company's business;

o         existing and future regulations affecting the Company's business;

o         the Company's successful implementation of its business strategy;

o         fluctuations in the Company's operating results; and

o         technological changes in the television and Internet industry.

         In addition, in this report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to Shop At Home, its business or management, are intended to identify forward-looking statements.

         The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1.  BUSINESS

Shop At Home

         The Company sells specialty consumer products, primarily collectibles, through interactive electronic media including broadcast, cable and satellite television and, increasingly, the Internet. The Company offers a variety of products such as sports cards and memorabilia, coins, currency and jewelry, many of which it sells on an exclusive basis. The Company produces programming in a digital format in its new state-of-the-art facilities in Nashville, Tennessee. The programming is transmitted by satellite to cable television systems, television broadcasting stations and satellite dish receivers across the
country.    Programming   is   delivered   through   the   Company's    website,
shopathomeonline.com. The Company intends to launch its new website, collectibles.com, in the fall of 1999, and intends for collectibles.com to be the premier website for the sale of collectible products.

         The Company believes that the emergence of the Internet as a global interactive communications medium provides it with an opportunity to leverage its traditional broadcast assets and the Company's significant experience in marketing specialty consumer products over an electronic medium. Since 1994, the Company has increased its net revenues from $21.7 million to $152.0 million for the year ended June 30, 1999, almost entirely through the use of traditional television broadcasting. The Internet offers the Company the potential to broaden its customer base, the ability to offer an expanded product line, the capability to use computer technology to reduce the cost of processing and fulfilling customer orders, and the opportunity to enhance the consumer shopping experience, which the Company believes will result in additional repeat customers and higher sales. In 1997, the Company established its first website, shopathomeonline.com, which offers many of the same products sold on its television programming. The Company is working with Oracle Corporation, iXL Enterprises, Inc. and other vendors to develop collectibles.com.

         To generate traffic on its website, the Company plans to enter into other promotional arrangements with Internet portals in addition to its recent promotional arrangements with Yahoo! and GO Network. The Company can market its website at minimal incremental cost, through cross-promotional advertising on its television broadcast programming, introducing the Company's traditional television shoppers to a more interactive and cost-efficient sales method.

         The Company owns and operates six UHF television stations, which are located in the San Francisco, Boston, Houston, Cleveland, Raleigh and Bridgeport markets. Five of these television stations are located in the top 13 television markets in the United States, including the Bridgeport, Connecticut station which covers a portion of the New York City metropolitan area television market. As of June 30, 1999, the Company's television households reached, during all or part of the day, approximately 73 million duplicated cable or 53.5 million unduplicated households as well as direct broadcast system (DBS) programming, many of which received the programming on more than one channel. Approximately 9.8 million cable households received the Company's programming on essentially a full time basis (20 or more hours per day).

         The Company's products are segmented into three categories: licensed and authenticated products, consumer and specialty products, and jewelry and lifestyle products. Licensed and authenticated products include sports collectibles and sports related products, movie memorabilia and other signed and autographed merchandise. Consumer and specialty products include electronic equipment, coins and currency, and cutlery and knives. Jewelry and lifestyle products include jewelry, gemstones, health and beauty products, personal care items and clothing. The Company believes that its product mix and marketing strategy are unique in the electronic commerce industry because it features products with high average selling prices and emphasizes merchandise that is not widely available, and is purchased primarily by men.

         The Company is incorporated in Tennessee and its principal place of business and executive offices are located at 5388 Hickory Hollow Parkway, Antioch, Tennessee 37013. The Company's telephone number is (615) 263-8000 and its Internet address is www.shopathomeonline.com.

Industry Background

         Television Programming. Electronic commerce using full-time television programming has grown to a $3.8 billion industry. The television commerce industry is dominated by two competitors: The Home Shopping Network and the QVC Network. These two competitors' combined sales represented approximately 93% of the broadcast television commerce industry's 1998 revenues and 94% of the industry's 1997 revenues.

         Television station ownership allows a broadcaster to take advantage of the "must carry" rules of the Federal Communications Commission (FCC). Generally, the "must carry" rules require most cable systems (with the exception of some small systems) to set aside up to one-third of their channels to carry the broadcast signals of local, full-power television stations, including those broadcasting programming that allows consumers to shop from their homes. These signals must be carried on a continuous, uninterrupted basis and must be placed in the same numerical channel position as when broadcast over-the-air, or on a mutually agreeable channel.

         In addition, the FCC has adopted rules for implementing digital (including high-definition) television service, or DTV service. The FCC has allotted to eligible existing television stations a second channel on which to provide DTV service. Television stations will be allowed to use these channels according to their best business judgment. These uses include multiple standard definition program channels, data transfer, subscription video, interactive materials, and audio signals, although stations will be required to provide a free digital video programming service that is at least comparable to today's analog service.

         Internet Commerce. The Internet is an increasingly significant global medium for communications, content and commerce. The increasing functionality, accessibility and overall usage of the Internet and online services have made them an attractive commercial medium. The Internet and other online services are evolving into an alternative sales and marketing channel to retail stores, mail-order catalogues and television shopping. Online retailers can interact directly with customers, adjusting their featured selections, editorial insights, shopping interfaces, pricing and visual presentations to effectively market their products. The Company believes that the minimal cost to originate programming on the Internet, the ability to reach and serve a large and global group of customers electronically from a central location, and the potential for personalized low-cost customer interaction all provide additional economic benefits for online retailers.

         The growing adoption of the Internet represents a significant opportunity for businesses to conduct commerce over the Internet. The Internet allows companies to develop one-to-one relationships with customers worldwide without making significant investments in traditional infrastructure, such as retail outlets, distribution networks and sales personnel.

         Increases in consumer purchases on the Internet are expected to be a significant factor in the growth of electronic commerce. The online shopping experience offers convenience to the consumer. An online consumer's ability to comparison shop is greatly enhanced by the ability to access multiple retailers via the Internet. Online shopping also offers the consumer access to vendors who sell from larger inventories than traditional retailers. Products commonly sold on the Internet include software, books, music, airline tickets and, increasingly, specialty consumer products and larger household consumer goods.

         Specialty Consumer and Collectible Products. The sale of specialty consumer products, and the collectibles industry in particular, is a large and growing segment of the retail industry. Based upon a current survey and the average annual purchases of collectors, the Company believes that the market for primary collectibles in the United States is at least $82 billion.

         The market for collectibles includes a broad range of products which share in common a group of consumers interested in acquiring products as collectors' items. Collectors purchase collectibles for a variety of reasons, including nostalgia, hobby or investment. Collectibles have traditionally been sold through specialty retailers, each of whom sells one type, or a limited number of types, of collectible products. As a result, the market for collectible products is large and highly fragmented with no dominant industry retailers.

         The Company believes that traditional "brick and mortar" retailers face a number of challenges in providing a satisfying shopping experience for collectible products, including inventory restrictions due to physical space, difficulties in blending merchandising strategies, a tendency to stock only high volume inventory, in addition to building and personnel costs.

         Increasingly, collectors are turning to the Internet as a source of collectible products and information regarding collectibles.

Business Strategy

         The Company's business objective is to become a leading seller of specialty consumer products, primarily collectibles, through electronic media by implementing the following strategies:

         Increase Internet Distribution. The Company plans to increase the distribution of its programming through the Internet. The Company plans to launch its new website, collectibles.com, in the fall of 1999. Through the Internet, the Company will market its products to a new audience and to an audience which may not have access to its television programming. Since the Company's programming is produced in a digital format, it is easy for it to use both audio and video portions of its programming to market its products on its website. To increase the visibility of the Company's website and expose more potential customers to its programming, the Company will promote its website with its television programming, and it expects to place information about its website on high traffic portals in addition to its recent promotional arrangements with Yahoo! and GO Network. The Company will also use traditional media advertising to promote collectibles.com. This increased visibility will create additional brand awareness, assisting the Company in reaching its goal of establishing collectibles.com as the premier website for collectors.

         Broaden The Company's Television Programming Reach. The Company intend to further broaden the distribution of its programming by seeking more favorable programming times on the broadcast television stations and cable systems on which its programming currently appears and by entering into additional carriage agreements with cable systems and broadcast television stations owned by third parties. The Company may also continue to acquire broadcast television stations in major markets on a cost-effective basis, subject to the availability of financing to do so through additional borrowings, cash flow or the use of stock as consideration. By owning and operating stations in select markets, the Company can broadcast full-time programming in those markets and thereby increase the brand awareness of its website and its quality merchandise. In addition, owning stations in select markets enables the Company to increase its viewership by exercising "must carry" rights with cable system operators in those markets. This strategy has been impacted by a recent decision of the FCC regarding multiple ownership of television stations. See "Recent Developments - FCC Cross-Ownership Regulation Changes" herein.

         Continue to Offer High Quality, Differentiated Product Mix. The Company plans to continue pursuing its strategy of selling products such as sports memorabilia, coins and other collectible products, some of which are no readily available through other television programming, Internet or retail competitors. The Company believes its emphasis on selling higher priced, exclusive and authenticated merchandise creates a unique market niche. This enhances its ability to obtain carriage from cable systems and television broadcasters and establish relationships with Internet portals.

         Improve Profit Margins. As the Company's website sales increase as a percentage of the Company's total sales, the expenses associated with such increased sales can be contained through the use of technological efficiencies which will offer the opportunity to improve its profit margins. The Company also plans to improve profit margins by taking advantage of its purchasing power to negotiate lower wholesale prices with vendors and spreading fixed charges over an increased sales base. The Company will continue to optimize inventory levels through a combination of methods which allows it to operate with minimal working capital requirements, thereby further enhancing margins.

         Leverage Customer Database. The Company's new integrated computer system, which should be operational by the end of 1999, will permit it to better manage its existing customer database in order to profile and track the purchasing habits of its customers. This use of the database will enable it to refine its merchandising decisions to maximize viewer interest by evaluating the historical purchasing preferences of customers. The Company's new sales systems will enable it to utilize this information in real time to offer customers additional products which are complementary to the products they purchase. By combining the Company's database with its Internet capabilities and its new integrated computer system, the Company will be able to identify particular products which coincide with customer purchasing profiles. The
Company would then be able to provide e-mail notices to customer about purchasing the products. Additionally, the Company's sales systems allow call center operators to market merchandise to its customers on an out-bound basis.

         Develop Alternative Sources of Revenue. The Company believes there are several opportunities to establish complementary sources of revenue, including:
(1) the sale of advertising on the Company's website; (2) the introduction of an out-bound telemarketing program; and (3) the sale of additional products through direct marketing and package insert programs.

Recent Developments

      collectibles.com

         Website development. The Company is making a significant investment in the development of its new website, collectibles.com. The Company plans to launch this website in the fall of 1999, and it intends for collectibles.com to offer the most diverse selection of collectible products on the Internet, using advanced multimedia content, including streaming video and audio. Given that a significant portion of the Company's revenues are derived from the sale of collectible merchandise, it sees this as an opportunity to generate additional sales to the Company's existing customers and to promote its products to a completely new audience who cannot currently view the Company's programming on television. This investment represents a natural extension from the sale of merchandise through means of traditional television, and it anticipates that the Internet and its website will play an increasing role in the Company's future growth. The Company plans to continue to cross-promote its website and its television programming to fully take advantage of the capabilities of electronic commerce and the Company's digital programming.

         iXL. In April 1999, the Company entered into an agreement with iXL, under which iXL has agreed to develop the collectibles.com website. Under this agreement, the Company will pay iXL up to $3.0 million to construct and customize the website, to create interactive interfaces, to develop software to manage and facilitate customer transactions over the website and to provide website marketing advice.

     Internet Promotional Arrangements

         Yahoo!. In April 1999, the Company entered into an agreement with Yahoo!. According to Media Metrix, yahoo.com is the most visited website, with approximately 32.3 million unique visitors in July 1999. Under the agreement, the Company and Yahoo! will cross-promote each other's products and services. The agreement, which does not require the payment of any funds from the Company to Yahoo!, provides for:

o         placement  of  online banner advertising featuring the Company and its websites on Yahoo!'s websites;

o         inclusion of  the Company's current website and its planned website on
               Yahoo!'s "Listings Page";

o         links to the Company's websites from Yahoo! web pages;

o         placement of the Company's logo on the Yahoo! Auction web pages;

o         Yahoo!-organized  auctions  which  feature  the  Company's collectible products on Yahoo! Auction;

o         products to be supplied by the Company to Yahoo!  for sale on Yahoo!'s
               Listing Page and the advertisement of these listings on it television programming;

o         co-sponsorship  of  celebrity  and  show  host chats on Yahoo! Feature
               Chats;

o         broadcast  of a  regularly  scheduled hour (the "Totally Yahoo! Hour")
               during  which  the  Company   promotes  and  sells Yahoo!-related
               products; and

o         the placement of the Yahoo!  logo on certain of the Company's  printed materials, the display of its logo during some of the Company's television programming and its broadcast of commercial spots for Yahoo!.

         GO Network. In June 1999, the Company entered into an agreement with Infoseek Corporation, the owner of the website go.com, a leading Internet portal. GO Network has advised the Company that it has over 50 million page views per day and over 11 million registered users. Under the agreement, the Company will receive Gold Merchant status under the Go Shop collectibles and jewelry departments. The Company will be one of only three Gold Merchants within each of these departments. Benefits of Gold Merchant status include preferred placement within the Go Shop collectibles and jewelry departments, preferred ranking in product searches, and banner placements on the Go Shop home page. Under the agreement, the Company will pay Infoseek a fixed fee on a monthly basis as well as an amount equal to a percentage of the Company's revenue attributable to sales made through the go.com website. The term of the agreement begins on the earlier of September 30, 1999 or the launch of collectibles.com and is for a term of one year, but either party may terminate the agreement after 180 days upon giving 45 days notice.

     Integrated Computer System

         In early 1999, the Company entered into a series of agreements with Oracle to acquire and install a new enterprise wide computer system. This computer system includes new hardware and software and involves virtually all aspects of the Company's business. With this integrated Oracle "enterprise solution" computer system, the Company will be able to make more efficient use of its call center operations, its e-mail capabilities and other methods of contact with its customers. These agreements also provide for the installation of the computer hardware which will be necessary to support the Company's collectibles.com website. The estimated cost of the equipment, software and installation is $10.0 million.

     Television Station Acquisition

         The Company purchased the assets of WBPT(TV), a UHF broadcast television station located in Bridgeport, Connecticut on June 3, 1999. The signal from this station reaches into the New York City metropolitan area, the largest television market in the United States. The purchase price for the station was $21.0 million of which $4.8 million was placed in an escrow account. This account will be paid to the seller if the cable household reach of the station increases to at least 900,000 households within six months of the date of purchase (or 12 months in certain events). The Company has changed the call sign of the station to WSAH. Under an agreement with the seller, the Company's programming has been broadcast on WBPT on substantially a full-time basis since April 3, 1999.

   FCC Cross-Ownership Regulation Changes

         On August 5, 1999, the FCC voted to make certain significant changes in the restrictions involving the multiple ownership of broadcast stations. At that time, the FCC voted to liberalize the local ownership limits on television ownership and to relax the rules prohibiting cross-ownership of radio and television stations in the same market. Under these new rules, a company can own two television stations in the same market so long as there are at least eight individually-owned television stations in the market, and the two stations are not both among the top four stations in the market. In addition, a company can own single stations in adjacent markets, even if the signals of the stations overlap one another. The FCC also voted to permit a company to own two television stations (meeting the above requirements) and up to six radio stations in the same market, provided there are at least 20 other radio and television stations owned separately in the market. A company would be permitted to own four radio stations where there are at least 10 other radio and television stations owned separately, and would be permitted to own one radio station notwithstanding the number of other radio and television stations.

         Previously, FCC rules generally prohibited an entity from holding an attributable interest in more than one television station with overlapping service areas. Additionally, the FCC cross-ownership rules limited combined local ownership of: (1) a radio station and a television station; (2) a daily newspaper and a broadcast station; and (3) a cable television system and a television station.

         Of the six television stations owned by the Company, each is located in markets with more than eight television stations, and none of the Company's stations are among the top four rated stations in their markets. As a result, any owner of an existing television station in any of the Company's markets, could acquire the Company's station in that market. In addition, a television station purchaser could acquire any of the Company's stations, and not be automatically prohibited from acquiring another station in the same market.

         The Company believes that this rule change by the FCC makes the Company's stations more valuable than when the stations were purchased. On August 12, 1999 the Company announced that it had retained Yagemann Advisors LLC, Banc of America Securities LLC and Media Venture Partners to identify strategic alternatives to maximize shareholder value, including the possible sale of some or all of the Company's major market stations as well as the sale of a significant equity ownership interest to a strategic partner. The Company stated that no decision had been made as to whether or not to pursue any particular alternative, and there is a possibility that no transaction will result.

         If the Company were to sell one or more of its stations as a result of this opportunity, it would seek to use a portion of the resulting proceeds to replace any lost carriage of the Company's programming through the acquisition of other stations or by agreements with cable televisions companies. A potential equity investment by a strategic partner could enhance or benefit the Company's broadcast, Internet and electronic retailing capabilities. The Indenture under which the Company's 11% Senior Secured Notes due 2005 are issued imposes restrictions on the ability of the Company to sell its assets or to use the proceeds of such sales for general corporate purposes. The Company could use proceeds of such a sale to defease the Notes in order to make any additional proceeds available for other purposes.

Distribution of Programming

The Company distributes its programming to viewers by or through:

o         the Company's owned and operated television stations;

o         television stations with which the Company has entered into agreements to purchase broadcast time;

o         the  carriage  of  those  television  broadcasts  by  cable television
               systems  under  the  "must  carry"  or   retransmission   consent
               provisions of federal law;

o         direct  carriage  on  cable  television  systems under agreements with cable system operators;

o         direct-to-home satellite programming services;

o         the  direct  reception  of  the  Company's  satellite  transmission by individuals who own satellite dishes; and

o         the Company's current website.

         As of June 30, 1999, the Company's programming was viewable on television during all or part of each day by approximately 53.5 million individual cable households throughout North America, including DBS households. Of these households, approximately 9.8 million households received the programming on essentially a full-time basis (20 or more hours per day). The Company estimates (based on a proprietary formula) that the 53.5 million cable households that received the Company's programming for all or part of a day on June 30, 1999, are the equivalent of approximately 18.5 million cable households receiving such programming on a full-time basis. The Company's full-time programming consists primarily of viewers in the San Francisco, Boston, Houston, Cleveland, Raleigh, Bridgeport and Nashville markets. These numbers do not include the number of persons receiving the Company's programming over satellite downlink equipment or from over-the-air transmission of its signal.

The following table sets forth certain information with respect to the Company's programming distribution to television cable households at June 30, 1999:

                                         Number of Hours of Programming Available to Households per Day

                                            0 TO 3   3+ TO 6   6+ TO 9   9+ TO 12   OVER 12   TOTAL
                                            ------   -------   -------   --------   -------   -----

Number of Households (in millions)            5.1      26.8      4.4        4.5       12.7     53.5

         Programming Origination. The Company originates its programming from its studios and technical facilities in Nashville, Tennessee. The Company transmits its programming to transponders leased or subleased by it on satellites. The satellites retransmit the Company's signal to (a) broadcast television stations located throughout the United States, (b) cable television and DBS systems and (c) satellite dish receivers.

         The Company's principal satellite transponder is leased on a protected and non-preemptible basis, which means that the provider of the service has agreed to furnish the Company alternative service on another transponder or on another satellite should the Company's transponder fail for any reason. Under a Services Agreement with B & P The SpaceConnection, expiring in 2006, either party may terminate the agreement upon the occurrence of specified defaults. Recently, the Company has agreed with B & P to change its transponder to a more desirable satellite and, as a result, is currently re-negotiating its service agreement. The new agreement may contain different provisions compared to the existing agreement with B & P.

         The Company also originates programming on its website. The Company's website, shopathomeonline.com, is fully interactive and a visitor to this website can order a product directly from the website. The Company is now developing a new website, collectibles.com. The Company intends for collectibles.com to offer the most diverse selection of primary market collectible products on the Internet, using advanced multimedia content, including streaming video and audio. The Company has engaged the services of Oracle, iXL and other vendors to develop a scalable platform that will allow it to use the Company's experience with selling specialty consumer products, especially collectibles, in real-time programming. The Company intends to develop a community for collectors, in which they can participate in live chat room discussions, observe product demonstrations and conduct research.

         Visitors to collectibles.com will experience a personalized shopping experience. The Company will utilize certain profiling techniques, including collaborative filtering, to create a personalized "store" for each collector who registers at collectibles.com. This will permit visitors to receive information customized for their personal preferences each time they log on to the Company's website. This technology also will be beneficial in identifying opportunities for out-bound marketing and cross-selling within the Company's customer base.

         collectibles.com will feature a locator service or search feature which will allow visitors to search for collectible products. Each visitor will be able to fill out a form with a description of the item needed. The information will then be posted to an extranet to which the Company's vendors will have access. Vendors who can fill the request will inform the Company and the customer will be notified by the Company for the purchase.

         Visitors to the Company's website will be offered a place to gather information about collectible products through price guides and editorial content, as well as discussions with other collectors. The Company plans to differentiate collectibles.com from competing websites by offering unique features, including a bonus point system that will reward visitors for purchasing products and participating in events on the website. These points will be redeemable for discounts on merchandise and participation in events, such as celebrity chats or bidding on exclusive collectibles. The points system is expected to increase repeat traffic and to develop a more loyal customer base. The Company plans to offer gift certificates in any denomination which can be sent to the recipient by e-mail or regular mail.

         Collectibles.com will use e-mail to provide exceptional customer service. Customers will be alerted when their packages have been shipped and will be notified via e-mail about upcoming events, featured products, and promotional materials. The e-mail system will also allow customers to create a wish list that they can send to their friends and families. The e-mail will contain an embedded link that allows the friend or family member to enter the website at the point of product interest and purchase those items without searching. Once a purchase has been made, the purchased item will be removed from the list to prevent repeat purchases by multiple users. A visitor who sees an item that may be of interest to a friend or family member can send an e-mail message automatically. This e-mail will also contain a link back to the collectible product on the website.

         Upon the introduction of collectibles.com, the Company plans to discontinue selling products through the shopathomeonline.com website.

         Owned and Operated Stations. The following table sets forth certain information regarding each of the broadcast stations owned by the Company:

                                                                                                  Actual cable Households
                                                                       DMA Households(1)                Reached (2)
                                                                  ---------------------------- ------------------------------

                                        License                         (In Thousands)                (In Thousands)
              Date          DMA        Expiration   Rank of          Broadcast                     When
Call Sign   Acquired      Market         Date         DMA            Television       Cable      Acquired      June 30, 1999
----------- ---------- --------------  ----------   ---------     ----------------- ---------- --------------  --------------

WSAH            6/99   New York(3)        4/2007           1          6,813(3)      4,907(3)          680            680
KCNS            3/98   San Francisco     12/2000           5             2,369         1,690        1,229          1,268
WMFP            2/95   Boston             4/2007           6             2,186         1,727          750          1,573
KZJL        12/94(4)   Houston            8/2006          11             1,666           850            3            736
WOAC            3/98   Cleveland         10/2005          13             1,476         1,038          205            690
WRAY            3/98   Raleigh           12/2004          29               834           520          331            381

(1) Total number of broadcast television households in the DMA in January 1999 according to Nielsen Media Research and total number of cable households in the DMA in September 1998 according to Nielsen Media Research.

(2) The increase is due to the enforcement of the must carry rights of these stations and, in some instances, is due to the installation of new broadcast equipment.

(3) While WSAH, Bridgeport, Connecticut, is inside the New York DMA, the station only covers a portion of the market.

(4) The Company acquired a 49% interest in KZJL in December 1994 and the remaining 51% in September 1996. The station went on the air in June 1995 and has always broadcast the Company's programming. The "When Acquired" cable household number reflects the fact that the Company had only a nominal amount of cable carriage when the station went on the air.

         Affiliations. In 1993, the Company began an aggressive effort to increase the distribution of its programming. Since that time, the Company has been successful in significantly building a "network" for distribution of its programming and in building relationships with television stations owned by third parties and certain owners of multiple cable systems. The Company's programming is now viewed in more than 135 television markets, including all of the country's top ten DMAs.

         The Company's affiliation agreements typically have a term of one year and can be canceled upon 30 days notice by either party. The Company's experience has been that most of the affiliation agreements are renewed beyond their original terms. The time purchased under these agreements is usually preemptible, and the Company generally pays a fixed rate for the hours its programming is actually carried. In the event that the Company is not operating profitably in a market under a carriage agreement, it will generally seek to renegotiate the carriage rate or not renew the agreement.

Products and Customers

         Products and Merchandise. The Company offers a variety of specialty consumer products. Its products include sports collectibles and sports related products, movie memorabilia and other signed and autographed merchandise, electronic equipment, coins and currency, cutlery and knives, jewelry and gemstones. A majority of these items are be classified as collectible products.

         The Company buys products from numerous vendors and believes that it has excellent relationships with most of its vendors. Certain products sold by the Company are available through multiple suppliers. The Company also acquires unique products from a select group of vendors and believes that it will be able to continue to identify sources of specialty products. The Company believes offering unique products helps differentiate it from its competitors. Because of the nature of the collectibles market, the Company attempts to sign agreements with vendors in which it is the exclusive distributor of the vendor's products. The Company continually monitors product sales and revises its product offerings in an effort to maintain an attractive and profitable product mix. The Company also is continuously evaluating new products and vendors to broaden its merchandise selection.

         During the year ended June 30, 1999, the Company had three vendors from whom it purchased more than 10% of its total cost of goods sold. These consisted of an electronics vendor, a coin vendor and a sports vendor which accounted for approximately 11.2%, 10.7% and 10.3% of the Company's cost of goods sold, respectively. The Company believes that it could find replacement vendors for the products sold by these vendors without a material adverse effect on the Company.

         The following table sets forth certain information about the types of products sold by the Company during the years ended June 30, 1999, 1998 and 1997:

             Type of Product                                             Percentage of Net Revenues
---------------------------------------------       ----------------------------------------------------------------

                                                           1999                      1998                     1997
                                                    --------------------       -----------------      -------------------

Sports Products                                           28.8 %                      22.3 %                  43.1 %
Plush Toys                                                19.5                        22.2                     0.6
Electronics                                               16.6                        11.5                     2.7
Coins and Currency                                        12.7                        11.8                    14.0
Jewelry and Gemstones                                     11.4                        12.9                    15.2
Cutlery and Knives                                         6.5                        13.4                    15.2
Health and Beauty Products                                 2.4                         2.0                     6.7
Other Items                                                2.1                         3.9                     2.5

Total                                                    100.0 %                     100.0 %                 100.0 %

         Programming and Presentation of Merchandise. The Company segments most of its programming into product or theme categories. It has the studio and broadcasting capability to produce multiple live shows simultaneously, and it occasionally provides multiple broadcasts to differing viewer groups during peak viewing times. In the past, the Company has provided one full-time live broadcast on its main satellite transponder and part-time live, taped or simulcast broadcasts on two satellite transponders leased from ESPN. The new Nashville facilities allow it to broadcast an analog and digital signal to the Company's main satellite transponder in the same transmission signal. The Company is able to provide specific products to specific television markets by utilizing its multiple broadcast capabilities to take advantage of sales trends. The Company plans to archive its digital programming and replay the programming on its website so that visitors to the website can download any portion of the video or audio programming they desire.

         The Company can use its digital programming to enhance the presentation of its merchandise on the website. The Company believes having its programming available on its website will create one of the most advanced multimedia environments of any retailer on the Internet. The availability of the programming on its websites will provide visitors with a more comprehensive feel for the products than visitors might receive from a simple picture and written description.

         The Company's programs use a show host approach with the host conveying information about the products and demonstrating their use. The viewer may purchase any product the Company offers, subject to availability. The Company seeks to differentiate itself from other televised shopping programmers by using an informal, personal style of presentation and by offering unique, high-end products with a heavy emphasis on sports and sports related products. The sale of coins, collectible sports-related items and other limited availability products provides the Company's viewers with alternatives to the products offered on other televised shopping programming.

         Returns of Products and Merchandise. The Company generally offers its customers a full refund on merchandise returned within 30 days of the date of purchase. For the year ended June 30, 1999, returns were 18.0% of total revenue, compared to 22.0% for the year ended June 30, 1998 and 22.2% for the year ended June 30, 1997. The Company believes its return percentage compares favorably with those of its broadcast-based competitors in the industry.

         Shipping. The Company ships customer orders as promptly as possible after taking the order, primarily by UPS, Federal Express, or parcel post. The Company ships either from its warehouse facility or through selected vendors with which it has drop-ship agreements. The Company maintains its own customer service department to address customer inquiries about ship dates, product, and billing information. When operational, the Company believes its new integrated computer system will be able to track a customer's order from the time the order is placed until the time the order is delivered to the customer's door.

         Customer Relations. Customers can place orders with the Company 24 hours a day, seven days a week, over the Internet or via the Company's toll-free number (800) 366-4010. The Company uses customer sales representatives and an automated touch-tone ordering system to accept customer orders. A majority of its customers pay for their purchases by credit card, and the Company also accepts payment by money order, personal check, certified check, debit card and wire transfer. The Company recently developed and implemented an in-house training program designed to improve the productivity, proficiency and product knowledge of its call center operators.

         Mechanical, electronic and other items may be covered by manufacturer warranties. The Company sells extended warranties on some products. It strives to continuously improve its customer service and utilize outside agencies to conduct objective comparisons with its competitors. The Company periodically surveys and researches its customers to solicit ideas for better products, programming, and service.

         Collector's Edge. In March 1997, Collector's Edge was organized as one of the Company's wholly-owned subsidiaries. Collector's Edge sells sports trading cards, primarily football cards. Its principal assets are licenses from National Football League Properties, Inc. and the National Football League Players, Incorporated. Collector's Edge specializes in the production of these cards using plastic rather than normal paper stock. Collector's Edge acquired the assets of a business that previously held the NFL licensing agreements and produced the sports trading cards for a period of four years. For the year ended June 30, 1999, Collector's Edge had net revenues of approximately $9.6 million.

         The licensing agreement with NFL Properties gives Collector's Edge the right to use the logos and trademarks of NFL teams on its trading cards. The licensing agreement with NFL Properties expires on March 31, 2000. The licensing agreement with NFL Players gives Collector's Edge the right to use the likenesses of NFL players on its trading cards. This three-year license expires on February 28, 2000. The Company expects these licenses to be renewed in the ordinary course of business.

         Collector's Edge produces football cards generally during the professional football season (September to February), but it sells the cards on a year-round basis. Collector's Edge previously permitted purchasers to return unsold trading cards for full credit upon notice from Collector's Edge that it would accept the return. Collector's Edge recently changed its return policy and now limits the amount of product eligible for return.

         Seasonality. The Company's business is somewhat seasonal, with its sales made in the last quarter of the calendar year normally being the highest for the year and the sales made in the first quarter of the calendar year being the lowest.

Competition

         Competition in Television Commerce. The television commerce industry is highly competitive and is dominated by The Home Shopping Network and the QVC Network. The Company's programming competes directly with The Home Shopping Network, QVC Network, ValueVision and other home shopping networks in almost all of its markets. The Home Shopping Network and QVC Network are well-established and have substantially greater financial, distribution and marketing resources than the Company. They also reach a larger percentage of U.S. television households. The Company is at a competitive disadvantage in attracting viewers for a number of reasons, including the fact that its programming is often not carried by cable systems on a full-time basis and that it may have less desirable television channel positions on cable systems. The Company also competes generally with traditional store and catalogue retailers, many of whom also have substantially greater financial, distribution and marketing resources. These competitors also may enter into business combinations, joint ventures and strategic alliances with each other, as well as with Internet retailers or websites which could further enhance their resources.

         Competition in Internet Retailing. Internet commerce is also highly competitive. Many major retailers and marketers now sell their products on the Internet. Barriers to entry are very low, and new websites can be launched with commercially available software and relatively low capital investment. Further, many Internet retailers sell their products below cost in order to attract more visitors to their websites which they in turn use to receive more favorable terms on the sale of advertising space on their websites. This business-to-consumer Internet retail industry is in its infancy and the effect these competitors may have on the Company's business is difficult to predict.

Employees

         As of June 30, 1999, the Company employed approximately 462 persons of which approximately 348 were full-time employees. It believes its relationship with its employees is good. Presently, no collective bargaining agreements exist between the Company and its employees.

Technology

         Integrated "Enterprise Solution" Computer System. The Company is in the process of upgrading its computer platform with an enterprise wide system designed by Oracle that will enhance each of its existing computer systems. This new integrated system will interface with the Company's telephone center operations, its websites, e-mail and any vendors with which it has electronic data exchange capabilities. The Company believes that integrating its computer systems will permit it to reduce certain costs that support sales. The integrated system will permit it to improve its communications with and provide more information to its customers, to its telephone operators and to management. This system should be operational by the end of 1999.

         The Oracle system is being built using two fully redundant Sun Microsystems E5500 database servers running an EMC Symmetrical model 3830 disk subsystem. The disk system is configured with 400 gigabytes of usable disk space that is mirrored twice. Total disk space is one terabyte expandable to three terabytes.

         Production. The Company completed the construction of its new Nashville television studios and technical facilities and moved its headquarters to Nashville in September 1998. Compared to its previous facilities in Knoxville, Tennessee, these studios include improved lighting, sets and camera equipment which provide a better picture to the network of distributors of the Company's programming. The video systems include digital processing and distribution throughout the facilities, digital video recorders (tape and disc) and state-of-the-art monitors. The Company has also implemented new operational procedures to raise the production values of its programming. These include better planning and review of the programs, storing video and graphic elements for later recall, and providing a quality control point that is staffed 24 hours a day.

         Distribution. In order to distribute the Company's programming, its new facilities have two new satellite uplink transmission systems. These systems provide powerful, clear programming to its affiliates. These are configured in a way that provides maximum redundancy for the primary network channel (any of four transmitters feeding either of two satellite dishes) while permitting secondary program feeds for other uses. The Company is also able to distribute its programming over its Internet website.

         Call Center. The Company has an Aspect Telecommunications Corporation call center telephone system. The system integrates the Company's database with universal caller ID capability and reduces the time necessary to process calls. The system can now manage over 200 operators and is scalable so that the Company can handle an increase in call volume. This telephone system has features that permit frequent callers to receive priority so that they do not wait to speak with one of the Company's operators. Once the integrated computer system is operational, the telephone system will interact with the Company's customer database so that an operator can view the purchasing history of the caller while speaking with the customer and will receive a pop-up screen for order entry and customer service. The integrated computer system will be able to search the Company's customer database for the purchasing habits of its customers and provide the operator with information on other products that may be of interest to the caller.

         Payment and Shipping. The Company's operations, including customer ordering, inventory control, credit card processing and check verification are fully automated, with real-time authorizations at the point of order. Many of the Company's vendors are connected online through an electronic data interchange program, which embraces the Company's strategy of having products drop-shipped by vendors where economically feasible.

         Internet Architecture. The Company's system has been designed around industry standard architectures to provide for a reliable, scalable electronic commerce platform. The system is fully hosted at the Company's facilities in Nashville. The Company uses commercially available, licensed technologies and software. The Company has two Sun Microsystems 450 Internet servers. The
facilities  provide  redundant  T-3   communications   lines  delivered  to  the
facilities on a Sonnet ring. The servers are supported by back-up power generators. The Company's collectibles.com website will be able to handle one million transactions per day and 3,000 visitors simultaneously. The website will be fully integrated into the Company's current customer relationship management system. The Company currently provides on shopathomeonline.com a constantly refreshing picture of the current item being offered on television programming, along with streaming audio of the programming so that a visitor can listen to television programming in real time through the website. The Company's new website will be designed to include streaming video of its programming.

ITEM 2.   PROPERTIES

         The Company's technical facilities, studios and executive offices are located in a 74,000 square foot building it owns in Nashville, Tennessee.

         The Company has recently leased approximately 9,200 square feet in an office building adjacent to its Nashville facilities in which it plans to locate personnel and equipment associated with its Internet operations. The adjacent office building is owned by an entity controlled by J.D. Clinton, who is the Chairman of the Board and a principal shareholder of the Company. The terms of the lease are comparable to those available in similar facilities in the area where they are located.

         Each of the Company's owned television stations has studio, office and transmitter facilities, all of which are leased. Collector's Edge leases a 10,000 square foot facility in Denver, Colorado, which it uses for offices, production and warehousing.

ITEM 3.  LEGAL PROCEEDINGS

         In May 1997, Signature Financial/Marketing, Inc. ("Signature") filed a complaint for declaratory judgment in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-violation of the Lanham Act (the federal law governing trademarks) with respect to Signature's use of the designation "SHOP AT HOME" in connection with the promotion and sale of goods. The case was precipitated by letters from the Company to Signature asserting that the use of the "SHOP AT HOME" mark by Signature in connection with catalogue sales and sales on the Internet infringed on the Company's right to that designation and created confusion in the marketplace. In response to the filing of the declaratory judgment action, the Company has filed an answer and counterclaim alleging that the use of the name "SHOP AT HOME" by Signature infringes on the Company's trademark and requesting compensatory and injunctive relief. Signature has filed an amendment to its original complaint alleging that the use of the name by the Company infringes on the trademark of Signature and requesting compensatory and injunctive relief. The Company believes that the likelihood of Signature preventing it from using the designation of "SHOP AT HOME" for its television programming or of Signature recovering damages for such use, is remote. The parties have held mediation proceedings in an effort to settle this matter, and such settlement efforts are ongoing.

         On May 20, 1999 McDonald's Corporation filed a lawsuit against the Company and one of the Company's vendors in the Federal District Court in Nashville, Tennessee. McDonald's alleges violations of the federal Lanham Act and state law, and seeks injuctive relief, monetary damages and punitive damages arising from the Company's sale of toys referred to as McDonald's Teenie Beanie Babies. On May 28, 1999, the Court held a hearing on McDonald's request that the Company be enjoined from shipping toys the Company had previously sold. The
Court denied McDonald's request, finding that McDonald's had failed to demonstrate a substantial likelihood of succeeding on the merits. McDonald's has continued to pursue its lawsuit and the Company has filed an answer to the allegations and plans to vigorously pursue the defense of the matter.

         The Company is subject to routine litigation arising out of the normal and ordinary operation of its business. The Company believes that any litigation, other than the litigation concerning its name, is covered by insurance or will not have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 28, 1999 the Company held a special meeting of its shareholders. The meeting was called for the purpose of voting on an amendment to its Charter increasing the number of authorized shares of common stock from 30,000,000 to 100,000,000. The amendment was approved by the following vote:

         Votes for         21,491,486
         Votes against        495,404
         Abstentions           26,975

PART II

ITEM 5.  MARKET FOR SHOP AT HOME'S COMMON STOCK

         The Company's common stock was quoted in the Nasdaq SmallCap Market from June 1995 until February 9, 1999. Since February 9, 1999, the Company's common stock has been quoted in the Nasdaq National Market under the symbol "SATH".

         The range of market prices for the Company's common stock during the two most recent fiscal years, as reported by Nasdaq's SmallCap Market and National Market, are shown below. Through the second quarter of fiscal 1999, the range shown is the high and low bid prices as reported by the SmallCap Market. For the third quarter of fiscal 1999, the high and low prices were determined by comparing the high and low bid prices in the SmallCap Market for the period of January 1, 1999 through February 9, 1999 with the high and low closing prices on the National Market for the period of February 10, 1999 through March 31, 1999 and recording the highest and lowest of those prices. For the fourth quarter of fiscal 1999, the prices shown are the high and low closing prices on the National Market.

                                                                                                   HIGH            LOW
                     FISCAL 1998

                    First Quarter                                                                 $ 4.13         $ 2.50
                     Second Quarter                                                                 4.69           3.63
                     Third Quarter                                                                  4.44           2.94
                     Fourth Quarter                                                                 4.00           3.00

                     FISCAL 1999

                    First Quarter                                                                   3.81           1.88
                     Second Quarter                                                                10.69           1.88
                     Third Quarter                                                                 30.00           7.12
                     Fourth Quarter                                                                14.88           7.62


         As of August 26, 1999, there were approximately 684 record owners of the common stock.

         The Company has not declared or paid any dividends on its common stock in the last two fiscal years and does not anticipate declaring or paying any dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be made at the discretion of the Company's Board of Directors and will depend on then existing conditions, including its financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant. The terms of the Indenture of Trust which the Company entered into in March 1998 in connection with its issuance of the 11% Senior Secured Notes due 2005 ("Notes") restricts its ability to pay dividends. Under the restriction, the Company cannot pay cash dividends as long as the Notes are outstanding, unles it meets certain financial ratios as specified in the Indenture.





ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and notes thereto included elsewhere herein. The statements of operations and balance sheet data set forth below as of and for each of the five years in the period ended June 30, 1999 are derived from the audited financial statements of the Company.

For factors  affecting the  comparability  of Selected  Financial Data, refer to
Item 7.

                                                                                Years Ended June 30,
                                                        1999            1998             1997            1996           1995
                                                        ----            ----             ----            ----           ----
                                                                  (in thousands, except per share data and ratios)
Statements of Operations Data:
Net revenues                                            $ 151,966         $ 100,757       $ 68,998          $40,675      $ 26,976
Cost of goods sold (excluding other
     operating expenses and non-
     recurring move related expenses)                      91,816            58,862         40,626           24,516        17,121
Other operating expenses                                   56,430            38,069         25,882           16,930        11,010
Non-recurring move related expenses(1)                        986                 -              -                -             -
Other expense (income)                                         65             (900)              -             (43)          (89)
Interest income                                               643               564             66               14             -
Interest expense                                            8,964             2,850          1,080              795           216
                                                  -------------------------------------------------------------------------------
Income (loss) before income taxes                         (5,652)             2,440                         (1,509)       (1,282)
                                                                                             1,476

Income tax expense (benefit)                              (2,348)               927                           (104)             -
                                                                                              (80)
                                                   ===============================================================================
Net income (loss)                                       $ (3,304)          $  1,513       $  1,556          (1,405)       (1,282)
                                                   ===============================================================================

Weighted average common
      shares - basic                                       23,771            14,511         10,651           10,284         9,437
Weighted average common
      shares - dilutive                                    23,771            17,496         14,268           10,284         9,437
Basic earnings (loss) per share (2)                     $  (0.14)          $   0.10       $   0.14        $  (0.14)     $  (0.14)
Diluted earnings (loss) per share (2)                   $  (0.14)          $   0.09       $   0.12        $  (0.14)     $  (0.14)
Cash dividends per share of
      common stock                                         $    -           $     -        $     -          $     -        $    -

Balance sheet data
Working capital                                         $(17,646)          $ 11,568      $ (4,642)       $  (3,707)      $(4,621)
Total assets                                              170,697           143,770         34,410           20,287        18,157
Current liabilities                                        48,364            19,212         18,078            8,981         7,367
Long-term debt and capital leases, less
     current portion                                       75,893            75,254         11,135            7,805         6,865
Redeemable preferred stock                                    834             1,393                           1,393         1,405
                                                                                             1,393
Stockholders' equity                                       45,297            44,360                           2,108         2,520
                                                                                             3,804


(1) these expenses relate mainly to employee relocation, rental of temporary facilities, the grand opening of Shop At Home's Nashville headquarters and employee bonuses associated with the relocation.
(2) for details of the calculation of basic and dilutive earnings per share, see Note 12 to the consolidated financial statements.
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Company's consolidated financial statements and related notes included elsewhere herein.

General

         The Company, founded in 1986, sells specialty consumer products, primarily collectibles, through interactive electronic media, including broadcast, cable and satellite television and, increasingly, the Internet. It offers a variety of products such as sports cards and memorabilia, coins, currency and jewelry, many of which it sells on an exclusive basis.

         The Company receives revenues primarily from the sale of merchandise marketed through its programming carried by:

o    television stations from whom the Company has purchased broadcast time;

o the Company's television stations, with its programming being carried on cable television systems under the "must carry" or the retransmission consent provisions of federal law;

o direct carriage on cable television systems under agreements with cable system operators;

o    direct-to-home satellite programming services;

o direct reception of the Company's satellite transmission by individuals who own satellite downlink equipment; and

o    the Company's website.

         An increasing portion of the Company's revenues is received from the sale of its merchandise through its website, shopathomeonline.com, although such revenues have not been material to date.

         Approximately 93.7% of the Company's revenues are derived from the sale of products on the television network. The Company's products include sports collectibles and sports related products, plush toys, movie memorabilia and other signed and autographed merchandise, electronic equipment, coins and currency, cutlery and knives, jewelry and gemstones. Beginning in 1997, the Company has also received revenues from sales by its subsidiary, Collector's Edge of Tennessee, Inc. Collector's Edge sells sports trading cards under licenses from National Football League Properties, Inc. and National Football League Players, Incorporated. Additionally, the Company receives revenues from the sale of broadcast time on its owned television stations for the broadcast of infomercials.

         As of June 30, 1999, the Company's programming was viewable during all or part of each day by approximately 53.5 million individual cable households, of which approximately 9.8 million cable households received the programming on essentially a full-time basis (20 or more hours per day) and the remaining 43.7 million cable households received it on a part-time basis. To measure performance in a manner that reflects both the growth of the Company and the nature of its access to part-time cable households, the Company uses a cable household full-time equivalent method to measure the reach of its programming which accounts for both the quantity and quality of time available to it. To derive this full-time equivalent cable household base ("FTE Cable Household"), the Company has developed a methodology to assign a relative value of each hour of the day to its overall sales, which is based on sales in markets where the programming is carried on a full-time basis. Each hour of the day has a value based on historical sales. FTE Cable Households have grown from 5.4, 8.3 and
15.3 million at June 30, 1996, 1997, and 1998 respectively, to 18.5 million at June 30, 1999. The Company believes that the change in the number of FTE Cable Household provides a consistent measure of its growth and applies this methodology to all affiliates. Accordingly, the Company uses the revenue per average FTE Cable Household as a measure of pricing new affiliate contracts and estimating their anticipated revenue performance.

         When the Company enters a new market, it generally takes about three months to establish program awareness by the viewers. During this three month period, Shop At Home normally receives less revenue from sales in the market than it will expect to receive when the market matures. Shop At Home's programming is received on more than one channel in many households. Shop At Home has found that its sales in a market increase when its programming is available on more than one channel, thereby justifying the additional carriage costs.

         The Company owns and operates six UHF television stations located in the San Francisco, Boston, Houston, Cleveland, Raleigh and Bridgeport markets. Five of these stations are in the top 13 television markets in the United States, including the Bridgeport, Connecticut station which serves a portion of the New York City metropolitan area market.

         Principal elements in the Company's cost structure are (a) cost of goods sold, (b) transponder and cable costs and (c) salaries and wages. The Company's cost of goods sold is a direct result of both the product mix and its ability to negotiate favorable prices from its vendors. Transponder and cable costs include expenses related to carriage under affiliation and transponder agreements. Carriage costs have increased in recent periods and the Company expects this trend will continue as it enters new markets and expands the number of households and viewable hours for its programming. Carriage costs have also increased because of general increases in the rates charged for carriage. Because it takes a period of time for a market's revenue potential to mature, the Company expects to pay initial carriage cost in excess of its goal of approximately 15% of revenues from the market. If carriage cost does not decrease toward this goal as the market matures, management of the Company will usually attempt to renegotiate the carriage contract, seek an opportunity to terminate the carriage contract or not renew it. Salaries and wages have increased with the Company's increased revenues and the addition of staff to support its growth.

Overview of Results of Operations

         The following table sets forth for the periods indicated the percentage relationship to net revenues of certain items included in the Company's Statements of Operations:

                                                                                         Year Ended June 30,
                                                                                1999             1998            1997
Net revenues                                                                     100.0%          100.0%          100.0%
Cost of goods sold (excluding items listed below)                                 60.4            58.4            58.8
Salaries and wages                                                                 7.0             7.4             8.1
Transponder and cable charges                                                     17.3            17.7            17.6
Other general operating and administrative expenses                                9.7            10.6            10.3
Depreciation and amortization                                                      3.2             2.2             1.5
Non-recurring move-related expenses                                                0.6               -               -
Interest income                                                                    0.4             0.6             0.1
Interest expense                                                                   5.9             2.8             1.6
Other income                                                                         -             0.9               -
Income (loss) before income taxes                                                (3.7)             2.4             2.2
Income tax expense (benefit)                                                     (1.5)             0.9           (0.1)
Net income (loss)                                                                (2.2)             1.5             2.3

Results of Operations

   Fiscal Year 1999 vs. Fiscal Year 1998

         Net Revenues. Shop At Home's net revenues for the year ended June 30, 1999 were $152.0 million, an increase of 50.8% over net revenues of $100.8 million for the year ended June 30, 1998. The core business of sales through electronic media accounted for 93.7% of net revenues derived from an average of
16.6 million FTE Cable Households in the year ended June 30, 1999 compared to an average of 11.1 million FTE Cable Households for the year ended June 30, 1998. During the year ended June 30, 1999, Shop At Home generated revenues per FTE Cable Household of approximately $9.16 compared with approximately $9.09 per FTE Cable Household for the year ended June 30, 1998. The increase is mainly attributable to a greater contribution from the non-broadcast business. The remaining 6.3% of net revenues resulted from approximately $9.6 million in net revenues from Collector's Edge.

         Also included in net revenues was infomercial income generated by Shop At Home's broadcast operations in the Boston, Houston, Cleveland, San Francisco, Raleigh and Bridgeport markets, of $1.9 million compared to approximately $1.4 million in the year ended June 30, 1998. This represents a 35.7% increase and is primarily due to Shop At Home's ownership of five stations during most of 1999, and six by June 1999, compared to the prior year in which it owned two stations for the first nine months and five stations for the last three months of fiscal 1998. Shop At Home also sold approximately $0.3 million of broadcast time to certain vendors during the year ended June 30, 1998, but did not continue this practice in the year ended June 30, 1999.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and inbound freight. For the year ended June 30, 1999, the cost of goods sold as a percentage of net revenues increased to 60.4% from 58.4% for the year ended June 30, 1998. This increase is mainly due to a greater percentage of sales of lower-margin product categories, electronics and coins, which collectively represented approximately 29.4% of revenues for the year ended June 30, 1999 compared to 23.3% of revenues for the year ended June 30, 1998.

         Salaries and Wages. Salaries and wages for the year ended June 30, 1999 were $10.6 million, an increase of 42.8% compared to the year ended June 30, 1998. Salaries and wages as a percent of revenues decreased to 7.0% from 7.4% reflecting the increase in revenues without a corresponding increase in salaries. In addition, during fiscal 1999, $0.9 million of salaries were capitalized as a result of the company-wide installation of the Oracle system and the development of the collectibles.com website.

         Transponder and Cable. Transponder and cable costs for the year ended June 30, 1999 were $26.3 million, an increase of $8.5 million or 48.0% compared to the year ended June 30, 1998. The cable component of this expense category was 16.1% in 1999 and 16.2% for 1998. The 1999 period reflects the reduction of cable costs of KCNS, San Francisco, and WRAY, Raleigh, which were acquired in March 1998 and therefore not included in the 1999 period. Overall, the increase in cable costs outpaced the increase in revenues as a result of approximately
1.9 million FTEs added in the quarter ended June 30, 1999, many of which had not matured.

         Other General Operating and Administrative Expenses. Other general operating and administrative expenses for the year ended June 30, 1999 were $14.6 million, an increase of $3.9 million or 36.4% compared to the year ended June 30, 1998. As a percentage of revenues, this constituted a decrease to 9.7% in 1999 from 10.6% in 1998 and was attributable to a number of factors, including lower legal and consulting expenses and operating supplies.

         Depreciation and Amortization. Depreciation and amortization for the year ended June 30, 1999 was $4.9 million, an increase of $2.7 million or 125.6% compared to the year ended June 30, 1998. The largest part of this increase was the full year of amortization expense on the three television stations acquired in March 1998 and sepreciation of the new building and related contents that were acquired September 1998.

         Move-Related Expenses. Move-related expenses were approximately $1.0 million in the year ended June 30, 1999 and there was no comparable expense in the previous year. These expenses primarily relate to employee relocation, rental of temporary facilities, the grand opening of Shop At Home's Nashville headquarters and employee bonuses associated with the relocation.

         Interest Expense. Interest expense for the year ended June 30, 1999, was $9.0 million, an increase of $6.1 million over the year ended June 30, 1998. The increase was primarily due to the full year effect of the issuance in March 1998 of $75.0 million of 11% Senior Secured Notes due 2005.

         Interest Income. Interest income for the year ended June 30, 1999, was $0.6 million. This income was primarily due to the investment of cash.

         Other Income. There was minimal other income for the year ended June 30, 1999 while the year ended June 30, 1998 included a one-time $900 thousand gain on the sale of Shop At Home's contractual right to acquire a Knoxville television station.

         Income Tax (Benefit) Expense. Income tax (benefit) for the year ended June 30, 1999 was provided at an effective tax rate of 41.5%.

         Fiscal 1998 vs. Fiscal 1997

         Net Revenues. Shop At Home's net revenues for the year ended June 30, 1998, were $100.7 million, an increase of $31.8 million or 46.0% over the year ended June 30, 1997. The increase was primarily attributable to the addition of approximately 6.7 million FTE Cable Households over the year resulting in a total of 15.3 million FTE Cable Households at the end of June 1998. For the year ended June 30, 1998, Shop At Home generated revenues per household of approximately $9.09 on an average of 11.1 million FTE Cable Households compared with sales of approximately $10.25 per household on an average of 6.6 million FTE Cable Households in fiscal 1997. The rapid addition of new households outpaced the accompanying revenue growth, resulting in lower 1998 sales per household than 1997. The increase in households is attributable mainly to the addition of approximately 4.0 million FTE Cable Households and approximately 1.0 million additional FTE Cable Households for the last quarter of fiscal 1998 related to the acquisition of KCNS in San Francisco, California, WRAY in Raleigh, North Carolina and WOAC in Cleveland, Ohio. In addition, Collector's Edge contributed approximately $5.3 million in sales during fiscal 1998. Shop At Home also generated $1.4 million in infomercial revenue from WMFP in Boston and KZJL in Houston for the year ended June 30, 1998, representing a 40% increase over the year ended June 30, 1997. This was the result of more active sales of infomercial time at KZJL and WMFP. No infomercial income was generated from the newly acquired KCNS, WRAY or WOAC stations during the year.

         Cost of Goods Sold. For the fiscal year ended June 30, 1998, the cost of goods sold decreased slightly to 58.4% from 58.8% as a percentage of sales in the year ended June 30, 1997. This improvement was attributable to Shop At Home's ability to leverage its purchasing power due to increased sales, resulting in lower costs in most categories, especially the sports product line.

         Salaries and Wages. Salaries and wages for the year ended June 30, 1998 were $7.4 million, an increase of $1.9 million or 33.8% over the year ended June 30, 1997, which was primarily attributable to the broadening of executive and technical staffs necessary for the future growth of Shop At Home and variable labor costs associated with the higher volume of customer calls.
Salaries and wages decreased as a percentage of sales to 7.4% from 8.1%.

         Transponder and Cable. Transponder and cable costs for the year ended June 30, 1998 were $17.8 million, an increase of $5.6 million or 46.6% over the year ended June 30, 1997. Carriage costs, expressed as a percentage of revenues, did not change significantly. This was a result Shop At Home's efforts to control this expense in line with a target of 15% of sales.

         Other General Operating and Administrative Expenses. Other general operating and administrative expenses for the year ended June 30, 1998 were $10.7 million, an increase of $3.5 million or 49.3% over the year ended June 30, 1997. The major components of this increase were $0.7 million of additional credit card fees, and general increases related to the increase in sales volume.

         Depreciation and Amortization. Depreciation and amortization for the year ended June 30, 1998 were $2.2 million, an increase of $1.1 million or 107.0% over the year ended June 30, 1997. This increase was a combination of additional amortization related to the added license cost for KCNS, WRAY and WOAC of approximately $0.5 million and an increase of approximately $0.4 million in amortization of licenses held by Collector's Edge, which did not exist in the prior year.

         Interest Expense. Interest expense for the year ended June 30, 1998 was $2.9 million, an increase of $1.8 million or 163.9% over the year ended June 30, 1997. The increase was due to the interest expense associated with $75.0 million of 11% Senior Secured Notes due 2005 which Shop At Home issued in March 1998.

         Interest Income. Interest income for the year ended June 30, 1998 was $0.6 million. This income was primarily due to the investment of cash.

         Income Tax (Benefit) Expense. Income tax expense for the year ended June 30, 1998 was approximately $0.9 million, which represented an effective tax rate of 38%.

         Liquidity and Capital Resources

         As of June 30, 1999, Shop At Home had total current assets of $30.7 million and total current liabilities of $48.4 million, resulting in a negative working capital position of $17.7 million. This represents a $29.2 million reduction from the working capital position at the end of the prior year. The major components of the decrease were: (1) the borrowing of $20.0 million on a short-term basis to acquire the assets of the Bridgeport station with the acquired assets classified as non-current and (2) expenditures of approximately $14.1 million to purchase property, plant and equipment offset by approximately $2.8 million from the exercise of options and warrants.

         In July 1999, Shop At Home's working capital position increased by $44.3 million from the net proceeds of the public offering of 5,828,000 shares of common stock. The Company used $20.0 million, including $0.6 million of restricted cash to pay off the short term loan relating to the acquisition of the assets of the Bridgeport station with the balance available to develop, launch and promote the collectibles.com website and the installation of a new computer system.

         During the year ended June 30, 1999, Shop At Home used approximately $0.9 million for operations. The major components of this net use were the loss of $3.3 million, which included non-cash items of a $2.3 million decrease in net deferred tax liabilities, offset by $4.9 million in depreciation and amortization. In addition, Shop At Home used approximately $5.7 million to support a higher level of receivables, primarily as a result of Shop At Home offering a greater number of products on installment payments and an increase in revenues from Collector's; and $3.4 million to carry higher inventory levels, primarily sports and jewelry products. Approximately $7.3 million was provided from operations in the form of increased accounts payable and accrued expenses.

         Shop At Home used approximately $35.1 million for investing activities. Approximately $14.1 million was expended on the completion of the Nashville facilities, including furniture and fixtures and operating equipment at that location, and on the transmitter upgrades to KCNS in San Francisco and WRAY in Raleigh. Shop At Home also purchased the assets of the Bridgeport station on June 3, 1999 for $21.0 million of which $14.8 million was allocated to license cost, $1.4 million to fixed assets and $4.8 million to restricted cash pending completion of contractual terms.

         Approximately $21.8 million was provided to Shop At Home from financing activities during the year ended June 30, 1999. The principal source was a bridge loan of $20.0 million, for the purchase of the assets of the Bridgeport station, and $2.8 million from the sale of options and warrants which were
offset  in  part  by   approximately   $0.5 million  of  debt  repayments  and
approximately $0.2 million to repurchase 90,300 shares of common stock.

         Approximately 85% of Shop At Home's receipts are customer credit card charges, most of which are collected within three days of shipment. This facilitates cash flow since Shop At Home usually pays its vendors within 30 days and, as a result, Shop At Home does not need a large amount of working capital to support a rapid growth in revenues.

         The  acquisition  of  television   stations   impacts  the  results  of
operations as follows:

o costs of carriage decrease to the extent that the Company purchased time on these stations prior to acquisition;

o         costs related to station operations increase;

o depreciation and amortization significantly increase as a result of the acquisition of these stations;

o interest expense increases as a result of the issuance of debt (if incurred);

o         infomercial income may increase; and

o         net revenues increase as a result of additional households.

         Shop At Home intends to launch its new website, collectibles.com, in the fall of 1999. Upon launch of collectibles.com, the Company intends to discontinue selling products through shopathomeonline.com. To develop this website, the Company has entered into agreements with Oracle, iXL and other vendors. Oracle will provide the internal systems to manage order entry, accounting, human resources, purchasing and receivables. iXL will provide all of the interface between the site and the consumer. It is anticipated that the total cost of these agreements will approximate $13.0 million, approximately $6.4 million of which has already been incurred. After collectibles.com is operational, working capital will be required to promote and develop the website in order to generate sales.

         Additional financing may be necessary to operate the Company's business in the near future. The Indenture associated with the Notes permits the Company to incur debt which may be used for such future capital needs. In order to incur this debt the Company must satisfy certain conditions imposed by the Indenture. Shop At Home expects to negotiate a line of credit of up to $20.0 million to be available for general corporate purposes. Additionally, it is anticipated that the line of credit may be used for additional broadcast property acquisitions. There can be no assurance that the line of credit will be established or that the Company will have funds available for its future needs.

         On August 5, 1999, the Federal Communications Commission (FCC) voted to make certain significant changes in the restrictions involving the multiple ownership of broadcast stations. At that time, the FCC voted to liberalize the local ownership limits on television ownership and to relax the rules prohibiting cross-ownership of radio and television stations in the same market. Under these new rules, a company can own two television stations in the same market so long as there are more than eight television stations in the market, and the two stations are not both among the top four stations in the market.

         Of the six television stations owned by the Company, each is located in a market with more than eight television stations, and none of the Company's stations are among the top four rated stations in their markets. As a result, any owner of an existing television station in any of the Company's markets, could acquire the Company's station in that market.

         The Company believes that this rule change by the FCC makes the Company's stations more valuable than when the stations were purchased. On August 12, 1999, the Company announced that it had retained Yagemann Advisors LLC, Banc of America Securities LLC and Media Venture Partners to identify strategic alternatives to maximize shareholder value, including the possible sale of some or all of the Company's major market stations as well as the sale of a significant equity ownership interest to a strategic partner. The Company stated that no decision had been made as to whether or not to pursue any particular alternative, and there is a possibility that no transaction will result.

         If the Company were to sell one or more of its stations as a result of this opportunity, the Company would seek to use a portion of the resulting proceeds to replace any lost carriage of the Company's programming through the acquisition of other stations or by agreements with cable television operators. A potential equity investment by a strategic partner could enhance or benefit the Company's broadcast, Internet and electronic retailing capabilities. The Indenture under which the Notes are issued imposes restrictions on the ability of the Company to sell its assets or to use the proceeds of such sales for general corporate purposes. The Company could use proceeds of such a sale to defease the Notes in order to make the additional proceeds available for other purposes.

Year 2000

         Computer systems, computer software, and equipment dependent on microprocessors may cease to function or work incorrectly when the year 2000 arrives. The problem affects those systems and computer products which are programmed to use a two digit code for the year, and may read the code "00" as 1900 rather than 2000. To prevent critical failures of important computers or products, this problem, sometimes referred to as the "Y2K" problem, must be identified and corrected. Systems and equipment that will not experience this problem are generally referred to as "year 2000 compliant," or "Y2K compliant."

         Shop At Home intends to become year 2000 compliant through systems replacement and believes existing capital budgets are adequate for any remaining hardware and software replacements.

         Shop At Home is supported by redundant IBM RS6000 computers, each of which communicates directly with its year 2000 compliant backup disk system. The AIX operating system currently in use is Y2K compliant. The relocation to Nashville facilitated compliance efforts by requiring the replacement of key network equipment. Since the move, approximately 90% of local area network application servers and computers have been upgraded to Windows NT systems, and the Company is currently testing the Y2K compliance patch to Windows NT. Additionally, Shop At Home's telephone system, Aspect software and computer server used in the Company's call center have been upgraded and are compliant. The Company's telephone voice response system, the Internet web server and a software program utilized by the human resources department are being remediated through the replacement of the telephone voice response system and the installation of the new Oracle computer system.

         A year 2000 committee has been established and part of its task is to review businesses outside of Shop At Home whose systems are electronically linked to the Company. Shop At Home has provided many of its vendors with Y2K compliant software, and management is not presently aware of any material problems in the year 2000 compliance plans of its major vendors and service providers. Shop At Home is investigating material vendors and suppliers to identify any non-compliance issues.

         The Company has incurred approximately $5.8 million on new computer hardware and systems to date. Most of the primary computer systems are being replaced either as part of the Y2K compliance program or in order to build a system to support future growth. The total cost of system replacements, including both hardware and software, is expected to be approximately $4.2 million, in addition to prior expenditures.

         To implement the computer conversion, Shop At Home entered into agreements with its vendors. The computer system provided by the vendors will be Y2K compliant and will provide an integrated computer system for Shop At Home's business processes. The enterprise wide system is expected to be installed and operational by the end of 1999.

         To date the Company has substantially completed the review of its critical internal hardware and software systems, has identified those vendors which warrant further examination for potential problems and has mailed inquiries to those vendors as to their compliance. The Company has also identified and corrected internal problems and begun evaluation of the responses to questionnaires sent to suppliers, and has begun testing its internal systems and contingency planning. The following is the timetable for Shop At Home's year 2000 compliance effort during the remainder of 1999:

August........complete  contingency    planning.  begin   contingency   testing;
              continue the internal Oracle implementation of new hardware and software.
September.....continue  contingency  testing;  complete  software  upgrades  and testing on all network PC's.
October.......complete   all  evaluation  and testing;  review all  portions  of
              Y2K documentation.

         The worst case scenario for Shop At Home would be for critical vendors or service providers to have Y2K problems. These critical vendors and suppliers include bank card processors, long distance telephone service providers and the full-time satellite transponder provider. Although these vendors have advised the Company that they are in compliance, contingency plans will include identifying alternative vendors and providers.

         Despite the concern among the general public with year 2000 problems, management does not anticipate major interruptions. The development and testing of contingency plans should assure that no major interruptions occur. Management believes its Y2K program is adequate to detect compliance problems in advance, and that the necessary resources to remedy them are available. The Y2K problem, however, has many aspects and potential consequences, some of which are not reasonably foreseeable. Therefore, there can be no assurance that unforeseen consequences will not occur.

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Statement establishes standards for reporting comprehensive income and its components in a full set of financial statements. The Company adopted the Statement for the fiscal year ending June 30, 1999. The adoption had no effect as Shop At Home currently has no items that would be classified as other comprehensive income.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement was adopted with the June 30, 1999 fiscal year financial statements and will impact interim reporting beginning with the quarter ending September 30, 1999. Shop At Home determined that its reportable segments are the same as previously disclosed, although expanded disclosures were required under provisions of the standard.

         In March 1998, the AICPA issued Statement of Position 98-1 (SOP 98-1), Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company adopted the provisions of SOP 98-1 in its fiscal year ending June 30, 1999. The adoption of this statement resulted in $5.0 million of capitalized software costs and $80 thousand of expensed training costs.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates, related to its investment of its current cash and cash equivalents of approximately $7.1 million as of June 30, 1999. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, the Company is exposed to changes in market interest rates. This risk is not considered material and the Company manages such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

         The Company is not exposed to market risk through changes in interest rate on its long-term indebtedness, because the debt is at a fixed rate.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                      Page

Report of Independent Accountants                                       33

Consolidated Balance Sheets at  June 30, 1999 and June 30, 1998      34-55

Consolidated Statements of Operations for the years ended June 30, 1999,
         June 30, 1998, and June 30, 1997                               36

Consolidated Statements of Stockholders' Equity for the years ended
         June 30, 1999, June 30, 1998, and June 30, 1997                37

Consolidated Statements of Cash Flows for the years ended
         June 30, 1999, June 30, 1998, and June 30, 1997             38-39

Notes to Consolidated Financial Statements                           40-60

                        Report of Independent Accountants




Board of Directors and Stockholders
Shop At Home, Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page 32 present fairly, in all material respects, the financial position of Shop At Home, Inc. and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 63 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these financial statements and financial statement schedule in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Nashville, Tennessee
August 27, 1999




                                                  SHOP AT HOME, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS

                                                   (In thousands, except share data)



                                                                ASSETS


                                                                                                        June 30,
                                                                                  --------------------------------------

                                                                                        1999                 1998
                                                                                  ------------------   -----------------

CURRENT ASSETS
     Cash and cash equivalents                                                            $   7,066          $   21,224
     Restricted cash                                                                          5,433                   -
     Accounts receivable - trade, net                                                         8,969               3,830
     Inventories, net                                                                         7,234               4,332
     Prepaid expenses                                                                           919                 404
     Deferred tax assets                                                                      1,097                 990
                                                                                  ------------------   -----------------
          Total current assets                                                               30,718              30,780

NOTE RECEIVABLE-RELATED PARTY, net
          of unamortized discount of $96 and $134
          for 1999 and 1998, respectively                                                       690                 660

PROPERTY and EQUIPMENT, net                                                                  35,403              20,557

LICENSES, net of accumulated amortization of $4,646 and
$2,479 for 1999 and 1998, respectively                                                       97,020              84,831

GOODWILL, net of accumulated amortization of $353 and $188
for 1999 and 1998, respectively                                                               2,367               2,532

OTHER ASSETS                                                                                  4,499               4,410
                                                                                  ------------------   -----------------

TOTAL ASSETS                                                                             $  170,697          $  143,770
                                                                                  ==================   =================















        The accompanying notes are an integral part of these consolidated financial statements



                                                  SHOP AT HOME, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS

                                                   (In thousands, except share data)

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                              June 30,
                                                               ----------------------------------------------------------
                                                                        1999                               1998
                                                               ------------------------           -----------------------

CURRENT LIABILITIES

     Current portion - capital leases                                        $     298                         $     161
     Loan payable                                                               20,000                                 -
     Accounts payable - trade                                                   15,511                             9,016
     Accounts payable - related party                                                -                                12
     Credits due to customers                                                    3,069                             3,987
     Other payables and accrued expenses                                         9,375                             5,769
     Deferred revenue                                                              111                               267
                                                               ------------------------           -----------------------
       Total current liabilities                                                48,364                            19,212

LONG-TERM LIABILITIES


     Capital leases                                                                893                               254
     Long-term debt                                                             75,000                            75,000
     Deferred income taxes                                                         309                             3,551

REDEEMABLE PREFERRED STOCK

     $10 par value, 1,000,000 shares authorized,
     82,038 and 137,943 issued and outstanding in
     1999 and 1998, respectively - redeemable at                                   834                             1,393
     $10 per share plus unpaid dividends accrued

COMMITMENTS (NOTES 4, 5, 6, 9, 10,13, and 17)

STOCKHOLDERS' EQUITY
     Common stock - $.0025 par value,
     100,000,000 and 30,000,000 shares authorized
     in 1999 and 1998,  respectively; 24,557,822 and
     23,313,191 shares issued and outstanding in
     1999 and 1998, respectively                                                    61                                58

     Additional paid in capital                                                 53,317                            49,079
     Accumulated deficit                                                       (8,081)                           (4,777)
                                                               ------------------------           -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   170,697                       $   143,770

                                                               ========================           =======================

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                                  SHOP AT HOME, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (In thousands, except per share data)



                                                                              Years Ended June 30,
                                                          -------------------------------------------------------------
                                                                1999                  1998                  1997
                                                          ------------------    ------------------    -----------------

NET REVENUES                                                    $   151,966           $   100,757           $   68,998

COST OF GOODS SOLD (excluding items                                  91,816                58,862               40,626
listed below)

     Salaries and wages                                              10,636                 7,446                5,564
     Transponder and cable charges                                   26,303                17,768               12,118
     Other general operating and
          administrative expenses                                    14,555                10,667                7,143
     Depreciation and amortization                                    4,936                 2,188                1,057
     Non-recurring move-related expenses                                986                     -                    -
                                                          ------------------    ------------------    -----------------
          Total operating expenses                                  149,232                96,931               66,508
                                                          ------------------    ------------------    -----------------
INCOME FROM OPERATIONS                                                2,734                 3,826                2,490
                                                          ------------------    ------------------    -----------------

OTHER INCOME (EXPENSE)
     Interest income                                                    643                   564                   66
     Interest expense                                               (8,964)               (2,850)              (1,080)

     Other income (expense)                                            (65)                   900                    -
                                                          ------------------    ------------------    -----------------
          Total other income (expense)
                                                                    (8,386)               (1,386)              (1,014)
                                                          ------------------    ------------------    -----------------

INCOME (LOSS) BEFORE INCOME TAXES                                   (5,652)                 2,440                1,476


INCOME TAX EXPENSE (BENEFIT)                                        (2,348)                   927                 (80)
                                                          ------------------    ------------------    -----------------

NET INCOME (LOSS)                                              $    (3,304)            $    1,513           $    1,556
                                                          ==================    ==================    =================

BASIC EARNINGS (LOSS) PER SHARE                                 $     (.14)             $     .10            $     .14
                                                          ==================    ==================    =================

DILUTED EARNINGS (LOSS) PER SHARE                               $     (.14)             $     .09            $     .12
                                                          ==================    ==================    =================








              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                                  SHOP AT HOME, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           For the years ended June 30, 1999, 1998 and 1997
                                                   (In thousands, except share data)

                                                                                         Additional
                                                                   Common                  Paid-In             Accumulated
                                                                    Stock                  Capital               Deficit
                                                              ------------------      ------------------     -----------------

Balance, June 30, 1996 (10,575,255 shares)                               $   26                $  9,928            $  (7,846)

Exercise of stock options (100,000 shares)                                    1                     100                     -
Exercise of employee stock options
     (20,000 shares)                                                          -                      20                     -
Issuance of common stock in payment of
     payable obligations (19,159 shares)                                      -                      33                     -
Preferred stock dividend accrued                                              -                    (14)                     -
Net income                                                                    -                       -                 1,556
                                                              ------------------      ------------------     -----------------

Balance, June 30, 1997 (10,714,414 shares)                                   27                  10,067               (6,290)

Exercise of stock warrants (200,000 shares)                                   1                     226                     -
Exercise of employee stock options
     (454,600 shares)                                                         1                     506                     -
Issuance of common stock in payment of a
     note (444,177 shares) - net                                              1                   1,190                     -
Preferred stock dividend accrued                                              -                    (14)                     -
Tax benefit of non-qualified stock options                                    -                     245                     -
Issuance of 11,500,000 shares in connection
     with public offering, net of offering costs                             28                  36,859                     -
Net income                                                                    -                       -                 1,513
                                                              ------------------      ------------------     -----------------

Balance, June 30, 1998 (23,313,191 shares)                                   58                  49,079               (4,777)

Issuance of 11,226 shares in consideration of personal                                                                      -
     guaranty                                                                 -                      40
Purchase and retirement of 90,300 shares                                      -                   (203)                     -
Preferred stock dividend accrued                                              -                    (14)                     -
Exercise of 350,000 warrants                                                  1                     419                     -
Exercise of 600,000 options                                                   1                   1,499                     -
Exercise of 317,800 employee stock options                                    1                     921                     -
Conversion of 55,905 shares of preferred stock                                -                     559                     -
Tax benefit of non-qualified stock options                                    -                   1,017                     -
Net loss                                                                      -                       -               (3,304)
                                                              ------------------      ------------------     -----------------

Balance, June 30, 1999 (24,557,822 shares)                              $    61                $ 53,317            $  (8,081)
                                                              ==================      ==================     =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                                  SHOP AT HOME, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands, except share data)
                                                                                     Years Ended June 30,
                                                                 -------------------------------------------------------------
                                                                        1999                  1998                1997
                                                                 --------------------  -------------------  ------------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $     (3,304)          $     1,513          $    1,556
Gain on sale of contractual right                                                  -                (900)                   -
Non-cash items included in net income (loss):
     Depreciation and amortization                                             4,936                2,188               1,057

     (Gain)/loss on sale of equipment                                             65                    -                  3

     Deferred income taxes                                                   (2,332)                  290
                                                                                                                         (80)
     Deferred interest expense                                                  (30)                 (32)                   -
     Provision for inventory obsolescence                                        602
                                                                                                       78                 710
     Provision for bad debt                                                      561                  188
                                                                                                                           59
     Amortization of debt issuance costs                                         543                  143                   -
  Changes in current and non-current items:
     Accounts receivable                                                     (5,700)              (1,003)             (2,968)

     Inventories                                                             (3,504)              (1,318)             (1,361)
     Prepaid expenses and other assets                                            95                  755               (241)

     Accounts payable and accrued expenses                                     7,297                3,512               8,915
     Deferred revenue                                                          (156)                  159             (1,405)
                                                                   --------------------  -------------------  ------------------
          Net cash (used) provided by operations                               (927)                5,573               6,245
                                                                   --------------------  -------------------  ------------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Note receivable-related party                                                 -                (800)                   -
     Proceeds from note receivable-related party                                   -                   12                   -
     Cash payments for acquisitions                                            (543)
                                                                                               -                      (1,838)
     Restricted cash                                                         (5,433)                                        -
                                                                                               -
     Purchase of property and equipment                                     (14,101)
                                                                                                 (16,800)             (1,056)
     Proceeds from sale of equipment                                              69
     Cash payment for other assets                                             (262)                (330)
                                                                                                                      (1,857)
     Proceeds from sale of contractual right                                       -                 900                    -

     Purchase of licenses                                                   (14,807)             (72,635)                   -
                                                                 --------------------  -------------------  ------------------
          Net cash used by investing activities                             (35,077)             (89,653)             (4,751)
                                                                 --------------------  -------------------  ------------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Purchase and retirement common stock                                      (203)                  -                     -

     Payment of dividends                                                       (14)                 (14)                (14)
     Exercise of stock options/warrants                                        2,842                 734                  120
     Common stock issued                                                          -               40,250                    -

     Repayments of debt and capital leases                                     (495)             (11,551)             (1,356)
     Proceeds of long term debt and loan payable                              20,000               78,000               2,919
     Payment of stock issuance costs                                           (284)              (3,363)                   -

     Payment of debt issuance costs                                                -              (3,830)                   -
                                                                 --------------------  -------------------  ------------------

          Net cash provided by financing activities                           21,846              100,226               1,669
                                                                 --------------------  -------------------  ------------------
NET INCREASE/(DECREASE) IN CASH                                             (14,158)               16,146               3,163
     Cash beginning of period                                                 21,224                5,078               1,915
                                                                 --------------------  -------------------  ------------------
     Cash end of period                                                   $    7,066          $    21,224          $    5,078
                                                                 ====================  ===================  ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                                  SHOP AT HOME, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                   (In thousands, except share data)


                                                                                         Years Ended June 30,
                                                                        -------------------------------------------------------
                                                                              1999               1998               1997
                                                                        ------------------  ----------------   ----------------


SCHEDULE OF NONCASH FINANCING ACTIVITIES


Accrued liability for purchase of equipment                                    $    1,874   $             -    $             -
                                                                        ------------------  ----------------   ----------------

Tax effect qualified stock options                                             $    1,017   $           245    $             -
                                                                        ------------------  ----------------   ----------------

Stock issued for loan guaranty                                                 $       40   $             -    $             -
                                                                        ------------------  ----------------   ----------------

Conversion of 55,905 shares of preferred stock into common                     $      559   $             -    $             -
                                                                        ------------------  ----------------   ----------------

Stock issued for inventory and reduction
     of accounts payable                                                       $       -    $             -    $            33
                                                                        ------------------  ----------------   ----------------

Cost of equipment purchased through
     capital lease obligation                                                  $    1,271   $           326    $           437
                                                                        ------------------  ----------------   ----------------

Notes payable issued for acquisitions
     of BCST and MFP, Inc.                                                     $       -    $             -    $         1,400
                                                                        ------------------  ----------------   ----------------


Stock issued in connection with retirement
     of debt (144,177 shares)                                                  $       -    $         1,190    $             -
                                                                        ------------------  ----------------   ----------------

Accrued preferred stock dividend                                               $       14   $            14    $            14
                                                                        ------------------  ----------------   ----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION

Cash paid during the year for:
         Interest                                                              $    8,711         $     857          $     998
                                                                        ------------------  ----------------   ----------------

         Taxes                                                          $                         $     432          $     140
                                                                        -
                                                                        ------------------  ----------------   ----------------

                                                                   .






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      SHOP AT HOME, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation. All dollar values in tables and the financial statements and footnotes have been expressed in (000s) except for share and per share data.

        Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Shop At Home, Inc. and its 100% owned subsidiaries, MFP, Inc. ("MFP"), Broadcast Cable Satellite Technologies, Inc. ("BCST"), Urban Broadcasting Systems, Inc. ("UBS"), Collector's Edge of Tennessee, Inc. ("Collector's"), SAH Acquisition Corporation II ("SAH Acquisition II"), SAH Acquisition Corporation ("SAH AQ") and Partners - SATH L.L.C. ("Partners"), (collectively the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

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

        MFP operates a commercial television station, WMFP, Channel 62, serving the Boston television market area. MFP also operates a commercial TV station, WSAH, channel 43, serving a portion of the New York City market area. The assets of WSAH were acquired in June 1999.

        Collector's, formed in February 1997, is a trading card wholesaler whose main assets are licenses from National Football League Properties, Inc. and National Football League Players, Incorporated.

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

        Cash and Cash Equivalents. For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of one year or less to be cash equivalents.

        Restricted Cash. Restricted cash represents cash held in escrow of $4,800 for final settlement of the purchase of assets of WSAH Bridgeport (Note
16) and $600 of cash held for future interest due on the $20,000 short-term bridge loan (Note 5).

        Accounts Receivable--Trade. The Company has reduced accounts receivable to the net realizable value through recording allowances for doubtful accounts. At June 30, 1999 and 1998, the Company had recorded allowances of $543, and $535, respectively.

        Inventories. Inventories, which consist primarily of products held for sale such as jewelry, electronics and sports collectibles, are stated at the lower of cos or market with cost being determined on a first-in, first-out (FIFO) basis. Valuation allowances are provided for carrying costs in excess of estimated market value.

        Collector's Inventories. The Collector's inventories of sports cards represent all of the contract manufacturing costs associated with each release.

        Property and Equipment. Property and equipment is stated at cost. Expenditures for repairs and maintenance are expensed as incurred, and additions and improvements that significantly extend the life of assets are capitalized. On major construction projects requiring a number of months to complete, such as the construction of the Nashville headquarters, the Company's policy is to capitalize the interest associated with these projects until completion.

        Depreciation is computed under straight-line methods over the estimated useful lives of the assets as reflected in the following table:

       Furniture and fixtures                  7      Years
       Software costs                          3      Years
       Operating equipment                  5-15      Years
       Leasehold improvements               3-15      Years
       Building                               40      Years

        FCC Licenses for Television Stations. During June 1999, the Company through its subsidiary MFP, Inc., acquired one FCC television license. During fiscal 1998, the Company through its subsidiary, SAH Acquisition II, acquired three FCC licenses for television stations and in fiscal 1995 the Company acquired two subsidiaries that owned FCC television licenses. Although FCC television licenses are granted for eight-year periods, they are required to be renewed by the FCC unless (1) the holder has seriously violated the Telecommuntication's Act or FCC rules and regulations; (2) failed to serve the public interest, convenience, and necessity, or (3) followed a pattern of abuse in violation of FCC rules and regulations. Accordingly, FCC licenses are historically renewed for indefinite periods of time giving them indefinite lives. Given the indeterminate lives afforded by the licensing process and the historical appreciation in value of the license, the Company determined that a life of 40 years would be appropriate. Amortization of these licenses was $2,133, $773 and $307 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

        The Company has allocated the purchase price of its 1998 and prior acquisitions based upon independent appraisals. In each of the appraisals of broadcast properties, with the exception of WMFP-Boston, the fair value of the property including the intangible license was in excess of the purchase price, and accordingly, resulted in no goodwill. The appraisal of WMFP-Boston resulted in the recording of some goodwill. The Company has allocated the purchase price of WSAH, based on an estimate in relation to the appraisals of the 1998 acquisitions.

        NFL Licenses. In fiscal year 1997, the Company formed Collector's, a wholly owned subsidiary engaged in the business of selling sports trading cards under licenses with National Football League Players, Incorporated and National Football League Properties, Inc. The value ascribed to these licenses in connection with their acquisition by Collector's is being amortized over the contract life of three years. Amortization of these licenses was $485, $479 and $162 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

        Goodwill. Goodwill is amortized over 40 years, using the straight-line method. The amortization period for goodwill was determined based on the rationale developed to assign lives to the FCC licenses. Goodwill recorded in connection with the acquisitions of WMFP and the assets of Collector's represent the excess purchase price over the fair value of the net identifiable assets acquired. The amount of goodwill for WMFP was determined by independent appraisal. Goodwill for Collector's was determined by reference to the fair values of net assets acquired and further supported by established business relationships which represent future revenue streams. Goodwill amortization amounted to $165, $112 and $61 for fiscal years ended June 30, 1999, 1998 and 1997, respectively. Management periodically evaluates the net realizability of the carrying amount of goodwill.

        Debt Issue Costs. The Company has $3,121 and $3,643 as of June 30, 1999 and 1998 of debt issuance costs recorded as other assets. These deferred costs relate to the issuance of the $75,000 of Senior Secured Notes and are being amortized over the life of the Notes, 7 years. The amortization of $543 and $143 for the fiscal year ended June 30, 1999 and 1998, respectively, has been recorded as additional interest expense.

        Sales Returns. The Company generally allows customers to return merchandise for full credit or refund within 30 days from the date of receipt. Collector's sells to wholesalers and retailers; terms of sale and return privileges are negotiated on an individual basis. At June 30, 1999 and 1998, the Company had recorded credits due to customers of $3,069 and $3,987, respectively, for actual and estimated returns.

        Revenue Recognition. The Company's principal source of revenue is retail sales to viewing customers. Other sources of revenue include the sale of air time on its owned stations (infomercials), wholesale sales of collectible sports cards and miscellaneous income consisting of list rental, credit card fees and commissions. Product sales are recognized upon shipment of the merchandise to the customer. Service revenue and air time revenue are recognized when the service has been provided or the air time has been utilized. Deferred revenue consists of sales proceeds relative to unshipped merchandise.

        Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and inbound freight costs.

        Income Taxes. The Company files a consolidated federal income tax return with its subsidiaries. The Company files separate or consolidated state returns as required by each jurisdiction. The
Company determines deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

        Earnings (Loss) Per Share. Statement of Financial Accounting Standards No. 128, Earnings Per Share requires the presentation of basic and diluted EPS. Basic earnings (loss) per share is computed by dividing net income (loss) available for common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing adjusted net income (loss) by the weighted average number of shares of common stock and assumed conversions of dilutive securities outstanding during the respective periods. Dilutive securities represented by options, warrants, redeemable preferred stock and convertible debt outstanding have been included in the computation except in periods where such inclusion would be anti-dilutive. The Company uses the treasury stock method for calculating the dilutive effect of options and warrants and the if converted method with respect to the effect of convertible securities.

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

        Impairment of Long-Lived Assets. The Company follows statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets To Be Disposed Of, which requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future undiscounted cash flows associated with such assets. The measurement of the impairment losses recognized is based on the difference between the fair values and the carrying amounts of the assets. SFAS 121 also requires that long-lived assets held for sale be reported at the lower of carrying amount or fair value less cost to sell. The Company has not experienced such losses.

        Stock-Based Compensation. The Company follows the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Certain pro forma disclosures as required by Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation, are included in Note 11.

         Recent   Accounting   Pronouncements.   In  June  1997,  the  Financial
Accounting Standards Board issued Statement of  Financial  Accounting  Standards
No. 130, Reporting Comprehensive Income. The Statement establishes standard for reporting comprehensive income and its components in a full set of financial statements. The Company adopted the Statement for the fiscal year ending June 30, 1999. The adoption had no effect as Shop At Home currently has no items that would be classified as other comprehensive income.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement was adopted for the June 30, 1999 fiscal year financial statements and will impact interim reporting beginning with the quarter ending September 30, 1999. Shop At Home determined that its reportable segments are the same as previously disclosed, although expanded disclosures were required under provisions of the standard.

         In March 1998, the AICPA issued Statement of Position 98-1 (SOP 98-1), Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 is effective for financial statements for the years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company adopted the provisions of SOP 98-1 in its fiscal year ending June 30, 1999. The adoption of this statement resulted in $5,026 of capitalized software costs, which is included in construction in progress at June 30, 1999, and $80 of expensed training costs.

        Reclassifications. Certain amounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the current year presentation.


NOTE 2 -- PROPERTY AND EQUIPMENT

         Property and equipment consists of the following major classifications:

                                                                                   June 30,
                                                                        1999                       1998
                                                                        ----                       ----
             Leasehold improvements                                        $    144                   $   346

             Building                                                        11,651                         -
             Operating equipment                                             17,352                    10,666
             Software                                                           861                       628
             Furniture and fixtures                                           2,310                       201
             Construction in progress                                         5,026                    10,185
             Land                                                             1,250                     1,250
                                                                  ------------------          ----------------
                                                                             38,594                    23,276
             Accumulated depreciation                                       (3,191)                   (2,719)
                                                                  ------------------          ----------------
             Property and equipment, net                                   $ 35,403                 $  20,557
                                                                  ==================          ================

        Depreciation expense totaled $2,145 and $824 for the fiscal years ended June 30, 1999 and 1998, respectively. Interest capitalized amounted to $399 and $273 for the year ended June 30, 1999 and 1998, respectively.

NOTE 3 -- INVENTORY

        The components of inventory at June 30, 1999 and 1998 are as follows:

                                                                       June 30,
                                                            1999                       1998
                                                            ----                       ----
              Work in progress(Collector's)             $         795                    $   166

              Products purchased for resale                     5,570                      4,095
              Finished goods (Collector's)                      1,173                         92
                                                       ---------------            ---------------
                                                                7,538                      4,353
              Valuation allowance                               (304)                       (21)
                                                       ---------------            ---------------

                   Total                                     $  7,234                   $  4,332
                                                       ===============            ===============

NOTE 4 -- CAPITAL LEASES

        The Company has acquired various equipment under the provisions of long-term capital leases.

        Future minimum lease payments under capitalized leases are as follows at June 30, 1999:

         2000                                               $404
         2001                                                404
         2002                                                496
         2003                                                 71
         2004                                                 47
         Thereafter                                            -
                                                   ----------------
         Total minimum lease payments                      1,422
         Less amount representing interest                  (231)
                                                   ----------------
         Present value of minimum lease payments           1,191
         Less current portion                               (298)
                                                   ----------------
         Long-term portion                                $  893
                                                   ================

The cost of the assets under these leases is approximately $1,271 and no depreciation had been taken on these assets as of June 30, 1999 since they have not yet been placed in service.
NOTE 5 -- INDEBTEDNESS

Issuance of $75,000 of 11% Senior Secured Notes

         In March 1998, the Company issued $75,000 of 11% Senior Secured Notes Due 2005 ("Notes"). Interest on the Notes is payable semi-annually on April 1 and October 1 of each year. The Notes are not redeemable at any time prior to April 1, 2002. On or after April 1, 2002, the Notes will be redeemable at the option of the Company, in whole or in part, at the redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. Upon the occurrence of a change of control, holders of the Notes will have the right to require the Company to repurchase their Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

         The Notes are secured by a lien on all of the issued and outstanding capital stock of SAH Acquisition II and the assets of SAH Acquisition II, other than the FCC licenses held by it. The Notes are also secured by a lien on all of the issued and outstanding capital stock of MFP, Inc., the owner and operator of WMFP(TV) in Boston and WSAH(TV) in Bridgeport, BCST (parent of UBS) and UBS, the owner and operator of KZJL(TV) in Houston (the "Other Broadcast Subsidiaries"). In addition, the obligations of the Company under the Notes are jointly and severally guaranteed on a senior basis by each of the Company's subsidiaries.

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

Short Term $20,000 Bridge Loan

         The Company secured a $20,000 bridge loan at a 10% interest rate in June 1999. The proceeds were used on June 3, 1999 in the acquisition of the assets of WBPT (TV)(now WSAH) in Bridgeport. The loan was subsequently repaid in July 1999 from proceeds of a public stock offering (Note 20).

NOTE 6 -- REDEEMABLE PREFERRED STOCK

        The following is a brief summary of the terms and conditions of the Series A Preferred Stock of the Company issued in connection with the acquisition of MFP, Inc. This summary is qualified in its entirety by reference to the Company's charter provisions with respect to the preferred stock.

        The Company originally issued 140,000 shares of preferred stock, $10.00 par value. The Series A Preferred Stock ranks ahead of the common stock with respect to dividends, preferences, qualifications, limitations, restrictions and the distribution of assets upon liquidation. Shares of Series A Preferred Stock have no preemptive rights and no voting rights, except those rights provided by statute. Each holder of Series A Preferred Stock has the option to require the Company to redeem their shares, after five years from date of issuance, for $10.00 per share plus any accumulated and unpaid dividends. Prior to redemption, Series A Preferred Stock is convertible into shares of common stock at a ratio of one share of common stock for one share of Series A Preferred Stock.

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

        As of June 30, 1999 and 1998 the Company was $14 in arrears on its dividend payments due. These dividend payments are payable only when declared by the Board of Directors.

NOTE 7 -- COMMON STOCK

         In April 1999, the Company's shareholders approved an amendment to its charter which increased the number of authorized shares of common stock to 100 million from 30 million.

        The Company's Board of Directors approved the authorization of 30 million shares of nonvoting common stock which was approved by shareholders at the Annual Meeting held in March 1998. There are no shares issued for this class of stock.

        In March 1998, the Company issued a total of 11.5 million shares (including the underwriters over-allotment of 1.5 million shares) of $.0025 par value common stock at $3.50 per share. A significant portion of the proceeds of this common stock issuance, in conjunction with the debt issuance discussed in
Note 5, were used in the acquisition of three television stations (Note 15) and acquisition, construction and equipping of the new Nashville headquarters and broadcast facility.

        In October 1997, the Company issued 444,177 shares of common stock in connection with the conversion of a 10.75% note payable in the amount of $1,190 net of $143 of deferred interest. The conversion price of $3.00 per share was in excess of the $2.50 market value of the stock at the time the note was issued. This note was being amortized in monthly installments of $43 and was due September 2000. The conversion of this note reduced interest expense by approximately $75 in the fiscal year ending June 30, 1998.

       The terms of the Indenture of Trust which the Company entered into in March 1998 in connection with its issuance of the 11% Senior Secured Notes due 2005 ("Notes") restricts its ability to pay dividends. Under the restriction, the Company cannot pay cash dividends as long as the Notes are outstanding, unles it meets certain financial ratios as specified in the Indenture.

      With respect to restrictions on the Company's ability to obtain funds from its subsidiaries, under Tennessee law a corporation may not pay a cash dividend if, after giving it effect, (1) the corporation would not be able to pay its debts as they become due in the usual course of business, or (2) the corporation's total assets would be less that the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

NOTE 8 -- INCOME TAXES

        The components of temporary differences and the approximate tax effects at June 30, 1999 and 1998, are as follows:

                                                                                         June 30,
                                                                          1999                              1998
                                                                          ----                              ----
         Deferred tax assets:
              Net operating loss carryforwards
                   and AMT credits                                          $   5,918                        $      919
              Accruals                                                          1,097                               990
                                                                   -------------------                ------------------
                        Total deferred tax assets                           $   7,015                        $    1,909
                                                                   -------------------                ------------------
         Deferred tax liabilities:
              Licenses and intangibles                                          5,253                             3,945
              Depreciation                                                        974                               525
                                                                   -------------------                ------------------
                        Total deferred tax liabilities                          6,227                             4,470
                                                                   -------------------                ------------------
                        Net deferred tax assets (liabilities)               $     788                        $  (2,561)
                                                                   ===================                ==================

         Current deferred tax assets                                        $   1,097                        $     990
         Long-term deferred tax liabilities                                     (309)                           (3,551)
                                                                   -------------------                ------------------
         Net deferred tax assets (liabilities)                              $     788                        $  (2,561)
                                                                   ===================                ==================



        At June 30, 1999 the Company had $95 of AMT credits available for use in future periods in addition to $15,324 of net operating loss carryforward, which begin to expire in 2010.

        Income tax expense (benefit) varies from the amount computed by applying the federal corporate income tax rate of 34% to income (loss) before income taxes as follows:

                                                                                   Years Ended June 30,
                                                                         1999                 1998                     1997
                                                                         ----                 ----                     ----

Computed "expected" income tax expense (benefit)                      $ (1,921)             $    830               $    502
Increase (decrease) in income taxes
     Resulting from:
          State income tax expense (benefit), net
               of federal effect                                          (224)                   98                     74
          Change in valuation allowance                                       -                    -                (1,043)

          Nondeductible portion of meals
               and entertainment                                             45                   38                     17
          Other                                                           (248)                 (39)                    370
                                                                ----------------     ----------------      ----------------

          Actual income tax expense (benefit)                         $ (2,348)             $    927              $    (80)
                                                                ================     ================      ================

        The components of income tax expense (benefit) for the years ended June 30, 1999, 1998 and 1997, are as follows:

                                                                                   Years Ended June 30,
                                                                     1999                 1998                   1997
                                                                     ----                 ----                   ----
             Current:
                     State                                            $   (16)              $   101                $     -
                     Federal                                                 -                  536                      -
                                                                 --------------       --------------        ---------------
                                                                      $   (16)                  637                      -
                                                                 --------------       --------------        ---------------
             Deferred:
                     State                                               (577)                   46                     74

                     Federal                                           (1,755)                  244                  (154)
                                                                 --------------       --------------        ---------------

                                                                       (2,332)                  290                   (80)
                                                                 --------------       --------------        ---------------

             Total expense (benefit)                                 $ (2,348)              $   927              $   ( 80)
                                                                 ==============       ==============        ===============

          The Company has allocated deferred tax benefits directly to additional paid in capital for the years ended June 30, 1999 and 1998 of $1,017 and $245, respectively. These amounts reflect the tax benefit received from the exercise and disqualifing dispositions by employees of qualified stock options.

         In connection with the acquisition of BCST, in 1997, the Company reduced the valuation allowance for deferred tax assets by $189, representing the effect of the deferred tax liabilities expected to reverse in the net operating loss carry forward period. The reduction of the valuation allowance was effected by reducing intangible asset balances recorded as a result of the acquisitions.

         Specific factors considered by management included a return to profitable operations that had been created by a change in strategic direction implemented by the relatively new ownership and management team. Strategic actions included acquisition of broadcast properties to take advantage of "must carry" statutes to increase coverage in major metropolitan markets such as Boston and Houston, and the use of cable affiliations to expand coverage in other major markets. Further, emphasis was placed on selling product that yielded a higher margins. The combination of these factors produced a significant increase in sales and it is anticipated that this momentum would continue into future years.

        Recognition of a deferred tax asset is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized through the amortization of the license intangible.

NOTE 9 - COMMITMENTS

         Oracle. In early 1999, the Company entered into a series of agreements with Oracle and other vendors to acquire and install a new enterprise wide computer system. This computer system includes new hardware and software and involves virtually all aspects of the Company's business. These agreements also provide for the installation of the computer hardware which will be necessary to support the Company's collectibles.com website. The estimated cost of the equipment, software and installation is $10 million of which approximately $6.2 million has been incurred at June 30, 1999.

         iXL. In April 1999, the Company entered into an agreement with iXL, and other vendors under which they have agreed to develop the collectibles.com website. Under this agreement, the Company will pay up to $3 million to construct and customize the website, to create interactive interfaces, to develop software to manage and facilitate customer transactions over the website and to provide website marketing advice.

        Transponder Use Agreement and Purchased Air-Time. In December 1995, the Company's transponder lease with Space Connection 402R became effective. Shop At Home has contracted for a "Fully Protected" service which provides that the services shall be "non-preemptible" on the same transponder; or, if that is not possible, then on a transponder on the same satellite; and, if that is not possible, then on a satellite of similar quality and location. The expenses for the transponder and purchased air time (primarily for cable access fees) were $26,303, $17,768, and $12,118, for fiscal years ended June 30, 1999, 1998 and
1997, respectively. The Company has recently agreed to change its transponder to a more desirable satellite, and is currently re-negotiating its transponder lease.

        Royalty Commitments. Collector's has minimum contractual commitments to National Football League Players, Inc. and National Football League Properties, Incorporated, in addition to other minor licensors which are in the normal course of its business. The commitments at June 30, 1999, approximate $1,500, which will expire during fiscal 2000.

        Lease Commitments. Rental expense for the office and studio and miscellaneous equipment was $1,096, $840 and $529 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively, which includes the Company's Knoxville office and studio space leased from an entity owned by a director of the Company. Payments under this lease totaled $82, $149 and $140, in the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

        Future minimum lease payments of noncancelable operating losses are as follows at June 30, 1999:

       2000                                                    $ 2,555
       2001                                                      2,527
       2002                                                      2,493
       2003                                                      2,384
       2004                                                      2,221
       Thereafter                                                1,086

        The Company has agreements with various affiliated television and cable system operators to purchase air time. The terms of the agreements vary from week-to-week to one year periods and are generally cancelable on 30 days notice.

NOTE 10 -- RELATED PARTY TRANSACTIONS

        During the fiscal years ended June 30 1999 and 1998, the Company engaged in some related party transactions in the normal course of business, none of which exceeded $25 thousand in total except, as described below.

        The Company leased its Knoxville office and studio space from William and Warren, Inc., and entity owned by W. Paul Cowell, a director of the Company until December 2, 1998, and paid total lease payments of approximately $82, $149 and $140 during the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Management of the Company determined that these terms and conditions were competitive with comparable commercial space being leased in the Knoxville market. With the relocation of its offices and studios to Nashville, Tennessee, the Company terminated this lease in January, 1999.

        On August 16, 1995, the Company issued its $2,000 Variable Rate Convertible Secured Note Due 2000 to Global Network Television, Inc. J.D. Clinton, a director and principal shareholder of the Company, is the sole shareholder and Chairman of Global Network Television (now Gatehouse Equity Management Corporation). The loan carried interest at the prime rate plus 2%, and was payable in 60 monthly installments. The note was convertible to common stock of the Company based upon one share of stock for each $3.00 of the principal balance of the note. On October 1, 1997, the note was transferred to FBR Private Equity Fund, L.P., which immediately converted the note to 444,177 shares of common stock of the Company.

        In September 1998, the Company relocated its studios and headquarters to newly constructed facilities in Nashville, Tennessee. The real property for the new facility was initially acquired by a limited liability company organized by individuals related to J.D. Clinton, and that company obtained a construction loan (the "Facility Loan") in January 1998 from a commercial lender to build the facility. The loan was guaranteed by Shop At Home and also was personally guaranteed by Mr. Clinton. The Company agreed to pay to Mr. Clinton an annual fee equal to 1% of the amount of the Facility Loan in consideration for Mr. Clinton's guaranty, which was to be payable in either cash or in stock of the Company. In March 1998, the Company acquired the facility by acquiring all of the ownership interest in the limited liability company for a price equal to the balance due on the Facility Loan, thereby generating no profits for the owners of the limited liability company. The Company paid the Facility Loan in full upon the acquisition of the limited liability company, thereby terminating Mr. Clinton's guaranty. As a result of the agreement to pay a fee to Mr. Clinton for his guaranty, the Company issued to Mr. Clinton a total of 11,226 shares of Common Stock.

        In connection with the relocation of the primary residence of Kent E. Lillie, President of the Company, from Atlanta, Georgia, to Nashville, Tennessee, the Company made an interest-free loan to Mr. Lillie in the principal amount of $800. This loan is repayable from a portion of any bonuses paid to Mr. Lillie by the Company. As of June 30, 1999, a total of $14 of the principal balance of the note had been repaid. The note is payable in full on June 30, 2002.

        In February 1995, the Company entered into a financing lease transaction with Brownsville Auto Leasing Corporation whereby the Company leased the transmitter for WMFP(TV). The monthly principal payments on the lease were $10 and the outstanding balance on the lease at December 31, 1997, was $350. James
P. Clinton, the brother of J.D. Clinton, was a principal of Brownsville Auto Leasing Corporation. This financing transaction was terminated in April 1998, when the Company acquired the transmitter from the lessor at the price agreed upon in the lease agreement.

NOTE 11 -- STOCK OPTIONS AND WARRANTS

         In 1999 the Company's Board of Directors adopted the 1999 Employee Stock Option Plan which provides for the issuance of up to three million shares of common stock. Shareholder ratification is still pending.

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




                                             1999                         1998                          1997
                                   -------------------------   ---------------------------    -------------------------
                                      As                           As                             As
                                   Reported      Pro Forma      Reported       Pro Forma       Reported     Pro Forma
                                   ----------   ------------   ------------    -----------    -----------   -----------

Net income (loss)                   $(3,304)      $ (3,603)        $ 1,513       $  1,385       $  1,556      $  1,466

Basic earnings (loss) per share     $  (.14)      $   (.15)        $   .10       $   .09        $   .14       $   .14

Diluted earnings (loss) per share   $  (.14)      $   (.15)        $   .09       $   .08        $   .12       $   .11

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants in the years ended June 30, 1999, 1998 and 1997, respectively: dividend yield of 0%; expected volatility of 76%, 65% and 65%; risk-free interest rate of 4.5%, 5.5% and 6.0%; and expected life of
7.5 years.

        A summary of the status of the Company's options as of June 30, 1999, 1998 and 1997 and changes during the periods ending on those dates is presented below:

                                                                 June 30,
                                     1999                          1998                           1997
                                 ----------------------------  -----------------------------   --------------------------
                                                  Weighted                       Weighted                     Weighted
                                                  Average                         Average                     Average
                                                   Exercise                      Exercise                     ExercisePrice
                                    Options         Price         Options          Price        Options
                                 --------------   -----------  --------------   ------------   -----------    -----------

Outstanding at beginning of
     period:                         2,379,000        $ 2.51       2,192,500        $  2.20     1,785,000        $  2.01
         Granted                     1,143,000         10.02         698,000           3.40       639,500(1)        2.88

         Exercised                   (917,800)          2.47       (454,600)           1.10     (120,000)           1.00
         Forfeited                   (155,000)          3.90        (56,900)           2.88     (112,000)           2.81
     --------------                --------------                  -----------
Outstanding at end of period         2,449,200        $ 6.14       2,379,000        $  2.51     2,192,500        $  2.20
Options exercisable at period
      end                              901,800                     1,175,000                    1,493,500
Weighted average fair value of
     options granted during the
     year                           $     7.78                     $    2.61                      $  2.04


1) Effective June 19, 1997, the option committee repriced all fiscal year 1997 options to $2.88 with the same terms and conditions. The options as modified have been used in all applicable computations.

                                                   Options Outstanding                         Options Exercisable

                                                       WeightedAverage
                                                         Remaining        WeightedAverage                    WeightedAverage
                                        Number          Contractual        Exercise           Number          Exercise
                                      Outstanding           Life             Price         Exercisable          Price
Range of Exercise Prices              at 6/30/99                                            at 6/30/99
--------------------------------     --------------    ---------------    ------------    ---------------    ------------
$1.00 - $1.99                              200,000            4 years         $  1.00            200,000         $  1.00
$2.00 - $2.99                              930,200            8 years            2.84            445,600            2.86
$3.00 - $4.99                              387,000            7 years            3.55             56,200            3.71
$5.00 - $5.99                                8,000           10 years            5.25                  -               -
$6.00 - $6.99                               70,000            5 years            6.97             70,000            6.97
$7.00 - $9.99                               46,000           10 years            8.93                  -               -
$10.00 - $11.99                            569,000           10 years           11.70            100,000           11.81
$12.00 - $13.99                            239,000           10 years           13.20             30,000           13.00
                                     --------------                                       ---------------
                                         2,449,200                                               901,800
                                     ==============                                       ===============

        At June 30, 1999, warrants to purchase 2,650,000 shares of common stock at $1.29 per share are outstanding. These warrants expire June 30, 2001.

NOTE 12 -- EARNINGS (LOSS) PER SHARE

        The following table sets forth for the periods indicated the calculation of net earnings (loss) per share included in the Company's Consolidated Statements of Operations:

                              Years Ended June 30,
                                                         1999                     1998                    1997
                                                         ----                     ----                    ----
   Numerator:
        Net income (loss)                               $ (3,304)                 $  1,513                 $  1,556
        Preferred stock dividends                           ( 14)                     (14)                     (14)
                                                     -------------            -------------           --------------
        Numerator for basic earnings per
             share-income (loss) available to
             common stockholders                          (3,318)                    1,499                    1,542

        Effect of dilutive securities:
             Preferred stock dividends                         14                       14                       14
             Interest on convertible debt                       -                       50                      175

                                                     =============            =============           ==============
        Numerator for diluted earnings per
             share-income available to
             common stockholders after
             assumed conversions                         $(3,304)                 $  1,563                 $  1,731
                                                     =============            =============           ==============
   Denominator:
        Denominator for basic earnings per
             share-weighted-average shares                 23,771                   14,511                   10,651
        Effect of dilutive securities:
          a)   Employee stock options                           -                      436                      528
          b)  Non employee options                              -                      204                      150
          c)   Warrants                                         -                    2,088                    2,268
          d)  Convertible preferred stock                       -                      138                      138
          e)   Convertible debt                                 -                      119                      533
                                                     -------------            -------------           --------------
   Denominator for diluted earnings per
        Share-adjusted weighted-average
        Shares and assumed conversions                     23,771                   17,496                   14,268
                                                     =============            =============           ==============
   Basic earnings (loss) per share                        $ (.14)                  $   .10                  $   .14
                                                     =============            =============           ==============
   Diluted earnings (loss) per share                      $ (.14)                  $   .09                  $   .12
                                                     =============            =============           ==============

Although the amounts are excluded from the computations in loss years because their inclusion would be anti-dilutive they are shown here for informational and comparative purposes only:

     a)  Employee stock options                              1,184                        -                       -
     b)  Non Employee options                                  239                        -                       -
     c)  Warrants                                            2,389                        -                       -
     d)  Convertible preferrred stock                          121                        -                       -

NOTE 13 -- EMPLOYEE BENEFIT PLAN

        The Company has a defined contribution plan covering all full-time employees who have one year of service and are age twenty-one or older. Participants are permitted to make contributions in an amount equal to 1% to 15% of their compensation actually paid or received. Employer contributions are discretionary and allocated to each eligible employee in proportion to his or her compensation as a percentage of the compensation of all eligible employees. During 1999, 1998 and 1997, the Company did not make contributions to the plan. As of July 1, 1999, the Company has elected to match in the form of company stock a portion of the employee's contribution up to a maximum of 2.5% of the employee's annual contribution.

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

        The home shopping industry is sensitive to general economic conditions and business conditions affecting consumer spending. The Company's product lines include jewelry, sports cards, sports memorabilia, collectibles and other unique items that may make it more sensitive to economic conditions. Collector's products include various sports cards and memorabilia, some of which are sold through Shop At Home.

NOTE 15 -- ACQUISITION BY SAH ACQUISITION CORPORATION II

        On March 27, 1998, SAH Acquisition Corporation II, a wholly-owned subsidiary of the Company, acquired the assets and broadcast licenses of television stations KCNS, San Francisco, California; WRAY, Wilson, North Carolina (Raleigh market); and WOAC, Canton, Ohio (Cleveland market). The stations were purchased pursuant to an Asset Purchase Agreement dated September 23, 1997 between Global Broadcasting Systems, Inc., and its affiliate ("Global Broadcasting") and SAH Acquisition II. Under the agreement, Global Broadcasting agreed to sell KCNS and WRAY to SAH Acquisition II and to assign to SAH
Acquisition II the right to purchase WOAC under a contract which Global Broadcasting had with a third party. The total purchase price paid by SAH Acquisition II to Global in connection with the acquisition of KCNS and WRAY was $52,350, and SAH Acquisition II purchased WOAC for a total purchase price of $23,500.

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

        Global Broadcasting also had a contractual right to acquire WPMC(TV) in Jellico, Tennessee (Knoxville market) from the licensee of that station. Shop At Home agreed to a transaction whereby the contractual right to acquire WPMC was assigned to another party. As part of that assignment, Shop At Home received a payment $900 from the party which ultimately purchased the station, and also received a $500 reduction in the purchase price of KCNS and WRAY due to the return to Global Broadcasting of a $500 escrow deposit it had previously paid in connection with its agreement to purchase WPMC.

        Since the purchase price for the assets of Global Broadcasting to SAH Acquisition II did not change as a result of the assignment of the contract to purchase WPMC, except to the extent of the $500 escrow payment returned to Global Broadcasting, Shop At Home did not deem it to be appropriate to allocate any portion of its purchase price of the assets of Global Broadcasting to its rights in the WPMC contract.

NOTE 16 - ACQUISITION OF WSAH

        On June 3, 1999, MFP, Inc., a wholly-owned subsidiary of Shop At Home, acquired the assets of WBPT(TV), Bridgeport, Connecticut, and changed its call sign on that date to WSAH. MFP acquired WSAH at a cost of $21,000, of which approximately $4,800 was placed in an escrow account. This escrow account will be paid to the seller of the station if the station increases its cable household reach above that existing on the closing date. The escrow account will be paid to the seller at the rate of $22 per additional cable household added, with the final determination made six months after the closing, or in certain events 12 months after the closing. In order for the full amount of the escrow account to be paid to the seller, the cable household reach must increase from 680,000 existing households as of the closing date to 900,000 cable households. The purchase price (after applying a $1,000 escrow deposit) was funded through a bridge loan which was repaid in July 1999 from the proceeds of Shop At Home's public offering of common stock.

        The acquisition of WSAH was accounted for by the Company as an acquisition of assets and not the acquisition of a "business," as defined in SEC Rule 210.11-01(d). The Company reached this conclusion because, with the exception of a de minimis period of time, the acquired station had not been historically operated as a broadcast outlet for home shopping and the Company concluded that there was no continuity of revenues from this station from which relevant historical information could be derived.

        The purchase price of $21.0 million has been preliminarily allocated to the net assets acquired based on the appraised fair values at the date of acquisition of other stations' assets previously acquired as follows:

                  Restricted cash                   $ 4,800
                  Property and equipment              1,400
                  FCC License                        14,800
                                            -------------------
                  Total                            $ 21,000
                                            ===================

NOTE 17 -- CONTINGENCIES

        The Company is subject to claims in the ordinary course of business. Management does not believe the resolution of such claims will result in a material adverse effect on the future financial condition, results of operations, or cash flows of the Company.

NOTE 18 -- INDUSTRY SEGMENTS

          Effective June 30, 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supercedes previously issued segment reporting disclosure rules and requires reporting segment information that is consistent with the way in which management operates the Company. The segment disclosures for prior years have been restated to conform with the current year presentation. The Company operates principally in two segments; retail and wholesale. The retail segment consists of home shopping, which primarily includes the sale of merchandise through electronic retail. The wholesale segment includes the operations of Collector's which sells sports trading cards to unaffiliated customers. The Company operates almost exclusively in the United States.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are accounted for as if the sales or transfers were with third parties, that is, at current market prices.

                                                         INDUSTRY SEGMENT DATA

                                                                  Years Ended June 30,
                                                       1999               1998               1997
                                                       ----               ----               ----
         Revenue:
              Retail                                   $  142,360          $   95,474         $  68,038
              Wholesale                                     9,569               5,900               960
              Intersegment eliminations                        37               (617)                 -
                                                 -----------------  ------------------  ----------------
                                                       $  151,966          $  100,757         $  68,998
                                                 =================  ==================  ================
         Operating profit:
              Retail                                   $    2,303          $    4,394         $   2,471
              Wholesale                                       312               (449)                19
              Intersegment eliminations                       119               (119)                 -
                                                 -----------------  ------------------  ----------------
                                                       $    2,734          $    3,826         $   2,490
                                                 =================  ==================  ================

         Depreciation and amortization:
              Retail                                   $    4,202          $    1,515         $     820
              Wholesale                                       734                 673               237
                                                 -----------------  ------------------  ----------------
                                                       $    4,936          $    2,188         $   1,057
                                                 =================  ==================  ================

         Interest income:
               Retail                                  $      663          $      606         $      66
               Wholesale                                        -                   -                 -
               Intersegment eliminations                     (20)                (42)                 -
                                                 -----------------  ------------------  ----------------
                                                       $      643          $      564         $      66
                                                 =================  ==================  ================
         Interest expense:
               Retail                                  $    8,951          $    2,735         $     994
               Wholesale                                       33                 157                86
               Intersegment eliminations                     (20)                (42)                 -
                                                 -----------------  ------------------  ----------------
                                                       $    8,964          $    2,850         $   1,080
                                                 =================  ==================  ================
         Income (loss) before taxes:
                Retail                                 $  (6,051)           $   3,167         $   1,543
                Wholesale                                     280               (608)              (67)
               Intersegment eliminations                      119               (119)                -
                                                 -----------------  ------------------  ----------------
                                                       $  (5,652)           $   2,440         $   1,476
                                                 =================  ==================  ================
         Income taxes:
                Retail                                 $  (2,460)           $   1,158         $    (80)
                Wholesale                                     112               (231)                 -
                                                 -----------------  ------------------  ----------------
                                                       $  (2,348)            $    927         $    (80)
                                                 =================  ==================  ================

         Identifiable assets:
              Retail                                   $  278,925          $  237,392         $  45,417
              Wholesale                                     7,855               6,905             4,638
              Intersegment eliminations                 (116,083)           (100,527)          (15,645)
                                                 -----------------  ------------------  ----------------
                                                       $  170,697          $  143,770         $  34,410
                                                 =================  ==================  ================

         Capital expenditures:
              Retail                                   $   14,089          $   16,771         $   1,046
              Wholesale                                        12                  29                10
                                                 -----------------  ------------------  ----------------
                                                       $   14,101          $   16,800         $   1,056
                                                 =================  ==================  ================

         Vendor concentration. During the year ended June 30, 1999, the Company had three vendors from whom it purchased more than 10% of its total cost of goods sold. These consisted of an electronics vendor, a coin vendor and a sports vendor which accounted for approximately 11.2%, 10.7% and 10.3% of the Company's cost of goods sold. The Company believes that it could find replacement vendors for the products sold by these vendors without a material adverse effect on the Company.

NOTE 19 -- SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The following is summarized condensed consolidating financial information for the Company, segregating the Parent from the guarantor subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of the Company and guarantees are full, unconditional, joint and several. The separate company financial statements of each guarantor subsidary have not been included herein because management does not believe that their inclusion would be more meaningful to investors than the presentation of the condensed consolidating financial information presented below.




                                                   CONSOLIDATING BALANCE SHEET DATA

                                                June 30, 1999                                   June 30, 1998
                                                  Guarantor                                       Guarantor
                                   Parent       Subsidiaries   Consolidated(1)     Parent       Subsidiaries   Consolidated(1)
Assets:
Cash and cash equivalents          $   6,760         $     306       $  7,066        $  20,848        $    376       $   21,224
Restricted cash                        5,433                 -          5,433                -               -                -
Accounts receivable                   92,768             3,413          8,969           88,307           3,505            3,830
Inventories                            5,531             1,702          7,234            4,061             271            4,332
Prepaid expenses                         850                69            919              301             103              404
Deferred tax assets                    1,097                 -          1,097              990               -              990
                               -------------- ----------------- -------------- ---------------- --------------- ----------------
Total current assets                 112,439             5,490         30,718          114,507           4,255           30,780
Notes receivable                       1,090                 -            690            1,060               -              660
Property and equipment,
     net                              26,484             8,919         35,403           13,756           6,801           20,557
FCC and NFL licenses, net                293            96,727         97,020              157          84,674           84,831
Goodwill, net                              -             2,367          2,367                -           2,532            2,532
Other assets                           3,953               546          4,499            4,406               4            4,410
Investment in subsidiaries            27,630             1,400              -            10,935           1,400               -
                               -------------- ----------------- -------------- ---------------- --------------- ----------------
Total assets                      $  171,889       $   115,449      $ 170,697       $  142,847      $   99,666      $   143,770
                               ============== ================= ============== ================ =============== ================


Liabilities and
    Stockholders' Equity:
Accounts payable and
    accrued expenses              $   26,387        $   88,778      $  27,955        $  17,616      $   89,031       $   18,784
Current portion--capital
    leases and long-term
    debt                              20,298                 -         20,298              161               -              161
Deferred revenue                         105                 6            111              235              31              267
                               -------------- ----------------- -------------- ---------------- --------------- ----------------
Total current liabilities             46,790            88,784         48,364           18,012          89,062           19,212

Long-term debt including,
    capital leases                    75,893               400         75,893           75,254             400           75,254
Deferred income taxes                    898             (588)            309            3,659            (63)            3,551
Redeemable preferred
    stock                                834               750            834            1,393             750            1,393
Common stock                              61                 2             61               58               1               58
Additional paid-in capital            53,317            28,278         53,317           47,105          11,659           49,079
Accumulated deficit                  (5,904)           (2,177)        (8,081)          (2,634)         (2,143)          (4,777)
                               ============== ================= ============== ================ =============== ================
Total liabilities and
     Stockholders' equity         $  171,889        $  115,449      $ 170,697       $  142,847      $   99,666      $   143,770
                               ============== ================= ============== ================ =============== ================

(1)       Intercompany balances have been eliminated in the consolidated totals.


                                       Consolidating Statement of Operations and Cash Flow Data


                                    June 30, 1999                     June 30, 1998                       June 30, 1997
                           Parent     Guarantor  Consolidated    Parent   Guarantor   Consolidated  Parent  Guarantor   Consolidated
                                     Subsidiaries      (1)                Subsidiaries     (1)                Subsidiaries   (1)
                        ------------ ------------  ------------ ---------- ---------- ----------  -----------  ---------- ---------

Net revenues              $  135,139   $   16,791   $ 151,966   $  92,689    $   8,685  $ 100,757  $  68,075   $   2,977   $  68,998
Cost of goods sold            85,369        6,528      91,816      54,980        4,379     58,862     40,328         298      40,626
Operating expenses            49,556        7,814      57,416      33,958        4,111     38,069     24,944       2,992      25,882
                        ------------ ------------ -----------   ---------- ------------ ---------- ----------  ----------- ---------
Income (loss) from
   operations                    214        2,449       2,734       3,751          195      3,826      2,803       (313)       2,490
Interest expense               8,909           76       8,964       2,708          184      2,850        930         150       1,080
Interest income                  655            8         643         606            -        564         66           -          66
Other income (expense)         2,902      (2,967)        (65)       1,967      (1,068)        900          -           -           -
                        ------------ ------------ -----------   ---------- ------------ ---------- ----------  ----------- ---------
Income (loss) before
   taxes                     (5,138)        (586)     (5,652)       3,616      (1,157)      2,440      1,939       (463)       1,476
Income tax expense
   (benefit)                 (2,114)        (234)     (2,348)       1,400        (473)        927        105       (185)        (80)
                       ------------- ------------ -----------  ---------- ------------   ---------- ---------  -----------  --------
Net income (loss)         $  (3,024)    $    (352)  $  (3,304)  $   2,216   $    (584)  $   1,513   $  1,834   $   (278)   $   1,556
                       =============  ============ =========== =========== ============  ========== =========  =========== =========
CASH FLOWS
Cash provided by
   (used in) operations   $ (18,883)    $  17,956    $  (927)  $ (75,394)   $   80,810  $   5,573   $  2,926   $   3,319   $   6,245
Cash provided by
   (used in) investing
    activities              (17,051)     (18,026)    (35,077)    (12,763)     (76,747)   (89,653)      2,515     (8,017)     (4,751)
Cash provided by
    (used in) financing
    activities              (21,846)            -      21,846     104,248      (4,008)    100,226    (2,547)       4,967       1,669
                       ------------- ------------ ----------- ----------- ------------ ----------  -----------  -----------  -------
Increase (decrease) in
    cash                    (14,088)         (70)    (14,158)      16,091           55     16,146      2,894         269       3,163
Cash at beginning of
    period                    20,848          376      21,224       4,757          321      5,078      1,863          52       1,915
                       ------------- ------------ ----------- ----------- ------------ ----------  ---------  -----------  ---------
Cash at end of period       $  6,760     $    306    $  7,066   $  20,848     $    376  $  21,224   $  4,757    $    321   $   5,078
                       ============= ============ =========== =========== ============ ==========  =========  ===========  =========



(1) Intercompany balances have been eliminated in the consolidated totals.

NOTE 20 - SUBSEQUENT EVENTS

        Public Offering of Common Stock. In July 1999, the Company completed an offering of a total of 5,828,000 shares including underwriters' over-allotment, thereby raising a total of $44.3 million at an offering price, net of commission, of $7.60 a share. A portion of the proceeds were applied to repay the short term $20,000 bridge loan.

        Reorganization of Shop At Home and Subsidiaries. In July 1999, Shop At Home reorganized its subsidiaries. The corporate name of MFP, Inc., the owner of WMFP in Boston and WSAH in Bridgeport, was changed to SAH-Northeast Corporation. In addition, the license of WMFP was transferred to SAH-Boston License Corp. and the license of WSAH was transferred to SAH-New York License Corp., each a new subsidiary of SAH-Northeast Corporation. Broadcast, Cable and Satellite Technologies, Inc., and Urban Broadcasting Systems, Inc., were merged into SAH-Houston Corporation. The license of KZJL was transferred to SAH-Houston License Corporation, a new subsidiary of SAH-Houston Corporation.


































ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None










































PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information with respect to directors and executive officers of the Company in the Company's definitive Proxy Statement for the 1999 annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following financial statements are included in Item 8 of Form 10-K:

                1.Financial Statements

                           Report of Independent Accountants
                           Consolidated Balance Sheets as of June 30, 1999 and 1998 Consolidated Statements of Operations for the years ended June 30,
                                    1999, 1998 and 1997
                           Consolidated Statements of Stockholders' Equity for
                                    the years ended June 30, 1999, 1998 and 1997
                           Consolidated  Statements  of Cash Flows for the years
                                    ended June 30, 1999, 1998 and 1997.
                           Notes to the Consolidated Financial Statements

                  2.     Financial Statement Schedule

                           Schedule II  Valuation and Qualifying Accounts

                                 The other schedules are omitted because the required information is either inapplicable or has been disclosed in the consolidated financial statements and notes thereto.

                  3.     Exhibits

                           The Index to Exhibits is at page 66.

         (b)    Reports on Form 8-K

                 A Form 8-K was filed on June 16, 1999 which reported the acquisition of the assets of WBPT(TV), Bridgeport, Connecticut.












                                                  SHOP AT HOME, INC. AND SUBSIDIARIES

                                                              SCHEDULE II

                                                   VALUATION AND QUALIFYING ACCOUNTS

                                               YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                        (Thousands of Dollars)

                                          Balance at            Charged to                                     Balance
                                          beginning             Returns and                                    at end
                                           of year              Allowances               Deductions   (1)      of year
                                        ---------------       ----------------         ---------------       ------------


Year ended June 30, 1999
     estimated credits
          due to customers                    $  3,987              $  32,610               $  33,528            $ 3,069
                                        ===============       ================         ===============       ============

Year ended June 30, 1998
     estimated credits
          due to customers                    $  3,121              $  28,363               $  27,497            $ 3,987
                                        ===============       ================         ===============       ============

Year ended June 30, 1997
     estimated credits
          due to customers                    $  1,100              $  19,503               $  17,482            $ 3,121
                                        ===============       ================         ===============       ============


(1) Merchandise returned

                                          Balance at                                                           Balance
                                          beginning             Additional                                     at end
                                           of year              provisions               Reduction             of year
                                        ---------------       ----------------         ---------------       ------------

Year ended June 30, 1999
     Accounts receivable
          reserves                             $   535               $    561                 $   553             $  543
                                        ===============       ================         ===============       ============

Year ended June 30, 1998
     Accounts receivable
          reserves                             $    59               $    476 (2)             $     -             $  535

                                        ===============       ================         ===============       ============

Year ended June 30, 1997
     Accounts receivable
          reserves                             $     -               $     59                 $     -             $   59
                                        ===============       ================         ===============       ============

(2) net of $288 charged to goodwill as a result of adjustment to originally recorded purchase transaction.





                                          Balance at                                                           Balance
                                          beginning             Additional                                     at end
                                           of year              provisions               Deductions            of year
                                        ---------------       ----------------         ---------------       ------------

Year ended June 30, 1999
     Inventory reserves                       $    21               $    602                 $   319              $  304
                                        ==============        ===============          ==============        ============

Year ended June 30, 1998
     Inventory reserves                       $   698               $     78                 $   755              $   21

                                        ==============        ===============          ==============        ============

Year ended June 30, 1997
     Inventory reserves                       $    88               $    710                 $   100              $  698
                                        ==============        ===============          ==============        ============




INDEX TO EXHIBITS


Exhibit
No.                      Description


3(i).4 *        Restated Charter, recorded August 13, 1999.

3(ii).1*        Restated Bylaws, adopted July 21, 1999

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

10.52 Asset Purchase Agreement between Shop At Home, Inc., and Paxson Communications regarding WBPT(TV), Bridgeport, Connecticut, dated February 26, 1999, filed as Exhibit 10.46 to the Current Report on Form 10-Q/A filed May 14, 1999

10.53*          1999 Employee Stock Option Plan

11 Schedule of Computation of Net Income Per Share (in Note 12 to Consolidated Financial Statements of the Company for the period ended June 30, 1999, included herein)

21*             Subsidiaries of the Company.

27*             Financial Data Schedule.  (For SEC Use Only)


*  Filed herewith

SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOP AT HOME, INC.

By:     /s/  Kent E. Lillie                              Date:   8/30/99
       Kent E. Lillie
       President and Chief Executive Officer
       (Principal Executive Officer)

By:    /s/  Arthur D. Tek                                Date:   8/30/99
         Arthur D. Tek
         Executive Vice President and
         Chief Financial Officer

By:    /s/  Joseph Nawy                                  Date:   8/30/99
       Joseph Nawy
       Vice President Finance
       (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities on the dates indicated.

Date:      8/30/99                             /s/  J.D. Clinton
                                               J.D. Clinton, Director

Date:      8/30/99                             /s/  Kent E. Lillie
                                               Kent E. Lillie, Director

Date:      8/30/99                             /s/  Joseph I. Overholt
                                               Joseph I. Overholt, Director

Date:      8/30/99                             /s/  A.E. Jolley
                                               A.E. Jolley, Director

Date:      8/30/99                             /s/  Frank A. Woods
                                               Frank A. Woods, Director

Date:      8/30/99                             /s/  J. Daniel Sullivan
                                               J. Daniel Sullivan, Director

Date:      8/30/99                             /s/  Donna Hilley
                                               Donna Hilley, Director
Exhibit 21 Subsidiaries of the Company

Name                            State of Incorporation or Organization

SAH Acquisition Corporation                 Tennessee
SAH Acquisition Corporation II              Tennessee
SAH-Northeast Corporation                   Tennessee
SAH-Boston License Corp.                    Tennessee
SAH-New York License Corp.                  Tennessee
SAH-Houston Corporation                     Tennessee
SAH-Houston License Corp.                   Tennessee
Partners-SATH, L.L.C.                       Tennessee
Collectors' Edge of Tennessee, Inc.         Tennessee


EXHIBIT 3(i).4  AMENDED AND RESTATED CHARTER OF SHOP AT HOME, INC.


     The undersigned corporation, acting through its Board of Directors and pursuant to Section 48-20-107 of the Tennessee Business Corporation Act, hereby submits the following Amended and Restated Charter:

1)   The name of the Corporation is Shop At Home, Inc.

2) The duration of the Corporation is perpetual.

3) The address of the principal office of the Corporation in the State of Tennessee shall be 5388 Hickory Hollow Parkway, Antioch, Tennessee 37013, County of Davidson.

4) The registered office of the Corporation shall be 5288 Hickory Hollow Parkway, Antioch, Davidson County, Tennessee 37013; and the Corporation's registered agent at that office shall be George J. Phillips.

5) The Corporation is for profit.

6) The purpose of purposes for which the Corporation is organized are:

(i) To own and operate a shop at home service to be conducted through a satellite TV broadcast center;

(ii) To engage in any activity permitted by the laws of the State of Tennessee and the United States. 7)

7.1      Capital Stock

                  The aggregate  number and designation of the classes of shares of capital stock that the Corporation shall have authority to issue are as follows:

              Class                 Number of Shares Authorized        Par Value

              Common Stock                  100,000,000                   $.0025

              Non-Voting                     30,000,000                   $.0025
              Common Stock

              Preferred Stock                 1,000,000                   $10.00

7.2.1    Common Stock

                  The Board of Directors is authorized to issue Common Stock from time to time. The holders of Common Stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the Corporation out of funds legally available therefore. The holders of outstanding Common Stock shall be entitled to one (1) vote for each share of Common Stock standing in his or her name on the books of the Corporation on all matters submitted to a vote of the Corporation's shareholders. In the event of the voluntary or Involuntary liquidation, dissolution or winding up of the affairs of the Corporation, the holders of outstanding Common Stock shall be entitled to be paid out of the net assets of the Corporation, after payment to the holders of the outstanding Preferred Stock of the amount to which they are entitled, the balance of such assets according to their respective rights. Holders of shares of Common Stock are not entitled to redemption or conversion rights, or preemptive rights with respect to any shares or other securities of the Corporation which may be issued.

7.2.2    Non-Voting Common Stock

                  The Board of Directors is authorized to issue Non-Voting Common Stock from time to time. The holders of Non-Voting Common Stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the Corporation out of funds legally available therefore. The holders of outstanding Common Stock shall not be entitled to vote on any matter unless expressly required by applicable law. In the event of the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, the holders of outstanding Non-Voting Common Stock shall be entitled to be paid out of the net assets of the Corporation, after payment to the holders of the outstanding Preferred Stock of the amount to which they are entitled, the balance of such assets according to their respective rights and on a parity with the Common Stock according to the number of shares held. Holders of shares of Non-Voting Common Stock are not entitled to redemption or conversion rights, or preemptive rights with respect to any shares or other securities of the corporation which may be issued. In all respects, except voting rights holders of Non-voting Common Stock shall have the same preferences, limitations and relative rights as the holders of Common Stock.

         7.2.3    Preferred Stock

                  The Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and to provide for the designation, preferences, limitations and relative rights of the shares of each series by the adoption Articles of Amendment to the Charter of the Corporation setting forth:

(a) the maximum number of shares in the series and the designation of the series, which designation shall distinguish the shares thereof from the shares of any other series or class;

(b)                   whether   shares  of  the  series   shall  have   special,
                      conditional or limited voting rights, or no right to vote, except to the extent prohibited by law;

(c)                   whether shares of the series are redeemable or convertible
                      (A) at the option of the Corporation, a shareholder or another person or upon the occurrence of a designated event, (B) for cash, indebtedness, securities or other property and (C) in a designated amount or in an amount determined in accordance with a designated formula or by reference to extrinsic data or events;

(d) any right of holders of shares of the series to distributions, calculated in any manner, including the rate or rates of dividends, and whether dividends shall be cumulative, non-cumulative or partially cumulative;

(e) the amount payable upon the shares of the series in the event of voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation;

(f) any preference of the shares of the series over the shares of any other series or class with respect to distributions, including dividends, and with respect to distributions upon the liquidation, dissolution or winding up of the affairs of the Corporations; and

(g) any other preferences, limitations or specified rights now or hereafter permitted by the laws of the State of Tennessee and not inconsistent with the provisions of the paragraph.

                  All shares of each series shall have preferences, limitations, and relative rights identical with those of other shares of the same series and, except to the extent otherwise provided in the description of the series, of those of other series of the same class.

7.2.3    Articles of Amendment

                  Before the issuance of any shares of a series, Articles of Amendment establishing such series shall be filed with and made effective by the Secretary of State of Tennessee, as required by law.

7.2.4    Priorities of Classes or Series.

                  For the purpose of the Charter, the shares of any class or series of the Corporation shall be deemed to rank as follows:

(a) senior to other shares either as to dividends or as to rights in liquidation, if the holders of such shares shall be entitled to the receipt of dividends or of amounts distributable upon the liquidation, dissolution or winding up, as the case may be, in preference or priority to holders of such other shares;

(b) on a parity or pari passu with other shares either as to dividends or as to rights in liquidation, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share thereof are different from those of such other shares, if the holders of such shares shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up of the affairs of the Corporation, as the case may be, in proportion to their respective dividend rates or prices, without preference or priority one over the other with respect to the holders of such shares; and

(c) junior to other shares either as to dividends or as to rights in liquidation, if such shares shall be Common Stock or if the holders of such class shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up of the affairs of the Corporation, as the case may be in preference or priority to the holders of such shares.

7.2.5    Liquidation

                  In the event of the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, the holders of outstanding Preferred Stock shall be entitled to be paid out of the net assets of the Corporation before any distribution or payment shall be made to the holders of the Common Stock but, after payment to the holders of the outstanding Preferred Stock of the amount to which they are respectively entitled, the balance of such assets, if any, shall be paid to the holders of the outstanding Common Stock according to their respective rights. For purposes of this Paragraph, neither the consolidation of the Corporation with nor the merger of the Corporation into any other corporation, nor the sale, lease or other disposition of all or substantially all of the Corporation's properties or assets shall, without further corporate action, be deemed a liquidation, dissolution or winding up of the Corporation.

7.3

     Series A Preferred Stock

                  The  Corporation  shall  have  the  authority  to  issue up to
         140,000  shares  of  Series  A  Preferred   Stock  with  the  following
         preferences and rights.

7.3.1    Dividends

                  The holders of Series A Preferred Stock on each Dividend Payment Record Date shall be entitled to receive, but only when, as and if declared by the Board of Directors of the Corporation out of funds legally available therefore, cash dividends at the rate of 1% per annum of Par Value per share. Such dividends shall be payable in lawful money of the United States annually on February 28 of each year, unless February 28 is not a day on which banks in Knoxville, Tennessee are required to be open for business, in which case the Dividend Payment Date will be the next banking day. All dividends with respect to Series A preferred Stock shall be cumulative and shall accrue from the date or dates of issue. Accrual of dividends shall not bear interest.

                  The Board of Directors of the Corporation shall determine the Dividend Payment Record Date, from time to time, which shall be not more than 30 days nor less than 10 days preceding the Dividend Payment Date.

                  In the event that full cumulative dividends on the Series A Preferred Stock shall not have been declared and paid when due, or set apart for payment, then, until such aggregate deficiency shall have been declared and paid, or set apart for payment, the Corporation shall not (A) declare or pay any dividends or make other distributions on the Common Stock other than (i) dividend is payable in shares of Common Stock or other stock of the Corporation junior to the Series A Preferred Stock as to the payment of dividends and distributions upon liquidation, dissolution and winding up of the Corporation (referred to hereafter as "Junior Stock" or (ii) options, warrants or rights to subscribe for or purchase shares of Common Stock or Junior Stock or (B) purchase, redeem or otherwise acquire (i) any share of Common Stock or Junior Stock (other than with funds previously deposited in trust for the redemption of shares of Junior Stock pursuant to any sinking fund) or (ii) any other shares of capital stock of the Corporation ranking on a parity with the Series A preferred Stock, except by conversion into or exchange for Common Stock or Junior Stock.

                  A holder of shares of Series A Preferred Stock surrendered for conversion or redeemed during the period between any Dividend Payment Record Date and the corresponding Dividend Payment Date will receive the dividends payable by the Corporation on such shares of Series A Preferred Stock, even though the payment date for such dividends may be subsequent to the date of conversion or redemption.

7.3.2    Liquidation Rights

                  In the event of a liquidation, dissolution and winding up of Corporation whether voluntary or involuntary, the registered holders of shares of Series A Preferred Stock then outstanding shall be entitled to receive out of the assets of the Corporation, before any distributions to the holders of Common Stock or any other Junior Stock, an amount equal to the "Liquidation Preference" with respect to such shares of Series A Preferred Stock. The Liquidation Preference for the Series A Preferred Stock shall be equal to the Par Value per share, plus an amount equal to all dividends thereon (whether or not declared) accrued and unpaid through the date of final distribution. After receipt of the Liquidation Preference, the holders of shares of Series A Preferred Stock will not be entitled to any further participation in any distributions of the assets of the Corporation. If, upon any such liquidation, dissolution and winding up of the Corporation, the assets of the corporation are insufficient to make full payment to the holders of shares of the Series A Preferred Stock and to the holders of any Preferred Stock ranking as to liquidation, dissolution and winding up, on a parity with the Series A Preferred Stock, then such assets will be distributed pro rata among the holders of shares of Series A Preferred Stock and any other series of Preferred Stock of equal rank in proportion to the amounts of their respective Liquidation Preferences.

                  For purposes of this Paragraph, a sale of substantially all of the assets of Corporation to a third party, or the consummation by the Corporation, or its shareholders, of any transaction with any single purchaser whereby a change in control of more than fifty (50%) of the issued and outstanding shares of Common Stock of the Corporation occurs, will be considered a liquidation, dissolution and winding up of the Corporation entitling the holders of Series A Preferred Stock to payment of the Liquidation Preference.

7.3.3    Optional Redemption

                  At any time after February 28, 2000, any holder of record of any shares of Series A Preferred Stock may required the Corporation to redeem all or any portion of the holder's shares of Series A Preferred Stock, for a redemption price per share equal to the Par Value, plus accrued and unpaid dividends through the redemption date. To exercise the redemption right, the holder shall deliver to thirty (30) days written notice to the Secretary at the Corporation's office.

7.3.4    Conversion

                  One share of Series A Preferred Stock may, at the option of the holder thereof, at any time be converted into one (1) share of Common Stock of the Corporation by delivering, duly endorsed in blank, the certificates representing the Series A Preferred Stock to be converted to the Secretary of the Corporation at its office, and at the same time notifying the Secretary in writing over the holder's signature and that he desires to convert such stock into Common Stock pursuant to these provisions. The Secretary shall deliver to such holder a certificate in due form for the Common Stock. The conversion ration will be adjusted upon the occurrence of any (i) dividend in respect to Common Stock that is paid in shares of Common Stock or securities convertible into shares of Common Stock, (ii) any expansion or contraction of the number of outstanding common shares of Common Stock by means of any stock split, reverse stock split, or similar transaction, (iii) any dividend in respect to Series A Preferred Stock that is paid in shares of Series A Preferred Stock or securities convertible into shares of Preferred Stock. (iv) any expansion or contraction of the number of shares outstanding of Preferred Stock by means of any stock split, reverse stock split or similar transaction.

7.3.5    Voting Rights

                  Except as provided in this Charter, or as expressly required by applicable law, the holders of Series A Preferred Stock are not entitled to vote on any matter.

                  So long as any shares of Shop at Home Preferred Stock remain issued and outstanding, the affirmative consents of the holders of a majority of the shares of Series A Preferred Stock outstanding at the time (voting separately as a class together with all other series of Preferred Stock ranking on a parity with the Series A Preferred Stock either as to dividends or the distributions of assets upon liquidation, dissolution and winding up and upon which like voting rights have been conferred and are exercisable) shall be necessary to permit, effect or validate (i) the authorization, creation or issuance of a new class of capital stock or series of Preferred Stock having rights, preferences or privileges senior to the Series A Preferred Stock, or any increase in the number of authorized shares of any class of capital stock or series of Series A Preferred Stock having rights, preferences or privileges senior to the Series A Preferred Stock, or (ii) the amendment, alteration or repeal, whether by merger, consolidation or otherwise, of any of any provision of the Corporation's Charter which would materially and adversely affect any right, preference, privilege or voting power of the Series A Preferred Stock or the holders thereof; provided that any proposal to authorize any class of capital stock or any series of Preferred Stock ranking senior with respect to distributions of assets upon liquidation, dissolution and winding up to the Shop at Home Preferred Stock shall required the affirmative vote of all record holders of the Shop at Home Preferred Stock. Any increase in the number of authorized shares of Common Stock or Shop at Home Preferred Stock, or the creation and issuance of any other class of capital stock or series of Shop at Home Preferred Stock, in each case ranking on a parity with or junior to the Shop at Home Preferred Stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution and winding up, shall not be deemed to materially and adversely affect such rights, preferences, privileges or voting powers.

7.3.6    Preemptive Rights

                  Holders of shares of Series A Preferred Stock are not entitled to preemptive rights with respect to any shares or other securities of the Corporation which may be issued.

8)       The shareholders of the corporation shall not have preemptive rights.

9) To the extent permitted by Tennessee law, the provisions of the corporate takeover statutes in Sections 48-103-101 to 48-103-506 of the Tennessee Code Annotated do not apply to the Corporation. More specifically, the Corporation makes the following declarations:

(a) to the extent permitted by Tennessee law, Sections 48-103-101 to 48-103-113 of the Tennessee Investor Protection Act do not apply to the Corporation;

(b) effective two years after shareholder approval of this Charter Amendment, the Corporation is exempt for regulation under Sections 48-103-205 and 48-103-206 of the Tennessee Business Combination Act, pursuant to Section 48-103-207(5) of the Tennessee Business Combination Act;

(c) control share acquisitions of shares of the Corporation are not governed by or subject to regulation under Sections 48-103-301 to 48-103-312 of the Tennessee Control Share Acquisition Act,
              pursuant to Section 48-103-310 of the Tennessee Control Share Acquisition Act; and

(d) the Board of Directors is authorized to purchase, directly or indirectly, any of its shares at a price above the market value of such shares from any person who holds more than three percent (3%) of the class of the securities to be purchased, regardless of whether such person has held such shares for less than two (2) years; shareholder authorization for such purchases is made to the extent permitted under Section 48-103-503 of the Tennessee Greenmail Act.

     The undersigned certify as follows:

     The above Amended and Restated Charter does not contain an amendment requiring Shareholder approval.

     The above Amended and Restated Charter amends the Charter of the Corporation by changing its principal office as set forth in Paragraph 3, and by including the information in Paragraph 4 in compliance with T.C.A. Section 48-12-102. Both of said amendments may be adopted by the Board of Directors without shareholder consent under T.C.A. Section 48-20-102.


EXHIBIT 3(ii).1     AMENDED AND RESTATED BYLAWS OF SHOP AT HOME, INC.

                                ARTICLE I
                            Meetings of Shareholders

1.1      Place of Meetings

     All Meetings of the shareholders shall be held at such place, either within or without the State of Tennessee, as from time to time may be fixed by the Board of Directors.

1.2      Annual Meetings

     The annual meeting of the shareholders, for the election of Directors and the transaction of such other business as may come before the meeting, shall be held annually at a time designated by the Board of Directors.

1.3      Special Meetings

     A special meeting of the shareholders for any purpose or purposes may be called at any time by the Chairman of the Board, the President, by a majority of the Board of Directors or by request to the Corporation's Secretary by holders of at least ten percent (10%) of all votes entitled to be cast on any issue proposed to be considered at the proposed special meeting. At a special meeting, no business shall be transacted and no corporate action shall be taken other than that stated in the notice of the meeting.

1.4        Notice of Meetings

     Written or printed notice stating the place, day and hour of every meeting of the shareholders and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be mailed not less than ten nor more than sixty days before the date of the meeting to each shareholder of record entitled to vote at such meeting, at his address which appears in the share transfer books of the Corporation. Such further notice shall be given as may be required by law, but meetings may be held without notice if all the shareholders entitled to vote at the meeting are present in person or by proxy or if notice is waived in writing by those not present, either before or after the meeting.

1.5

Quorum

     Any number of shareholders together holding at least a majority of the outstanding shares of capital stock entitled to vote with respect to the business to be transacted who shall be present in person or represented by proxy at any meeting duly called, shall constitute a quorum for the transaction of business. If less than a quorum shall be in attendance at the time for which a meeting shall have been called, the meeting may be adjourned from time to time by a majority of the shareholders present or represented by proxy without notice other than by announcement at the meeting.

1.6      Voting

     At any meeting of the shareholders each shareholder of a class entitled to vote on any matter coming before the meeting shall, as to such matter, have one vote, in person or by proxy, for each share of capital stock of such class standing in his name on the books of the Corporation on the date, not more than seventy days prior to such meeting, fixed by the Board of Directors as the record date of the purpose of determining shareholders entitled to vote. Every proxy shall be in writing, dated and signed by the shareholder entitled to vote or his duly authorized Attorney in fact.

1.7      Inspectors

     An appropriate number of inspectors for any meeting of shareholders may be appointed by the chairman of such meeting. Inspectors so appointed will open and close the polls, will receive and take charge of proxies and ballots, and will decide all questions as to the qualifications of voters, validity of proxies and ballots, and the number of votes properly cast.


                                   ARTICLE II
                                    Directors

2.1      General Powers

     The property, affairs and business of the Corporation shall be managed by the Board of Directors, and except as otherwise expressly provided by law, the Articles of Incorporation or these Bylaws, all of the powers of the Corporation shall be vested in such Board.

2.2      Number of Directors

     The number of Directors constituting the Board of Directors shall be not less than six (6) nor more than twelve (12). The Board of Directors will have the power to fix or change the number of directors from time to time.

2.3      Election and Removal of Directors; Quorum

(a) Directors shall be elected at each annual meeting of shareholders to succeed those Directors whose terms have expired and to fill any vacancies then existing.

(b) Directors shall hold offices for terms of one year and until their successors are elected. Any Director may be removed from office at a meeting called expressly for that purpose by the vote of shareholders holding not less than a majority of the shares entitled to vote at an election of Directors.

(c) Any vacancy occurring in the Board of Directors may be filled by the affirmative vote of the majority of the remaining Directors though less than a quorum of the Board, and the term of office of any Director so elected shall expire on the date fixed for the expiration of the term of office of the Director to which such Director was so elected.

(d) A majority of the number of Directors elected and serving at the time of any meeting shall constitute a quorum for the transaction of business. The act of a majority of Directors present at a meeting at which a quorum is present shall be the act of the Board of Directors. Less than a quorum may adjourn any meeting.

2.4      Meetings of Directors

     An annual meeting of the Board of Directors shall be held as soon as practicable after the adjournment of the annual meeting of shareholders at such place as the Board may designate. Other meetings of the Board of Directors shall be held at places within or without the State of Tennessee and at times fixed by resolution of the Board, or upon call of the Chairman of the Board, the President or any two (2) of the Directors. Meetings may also be held by telephone connection of a quorum of the Directors.

     Action of the Board of Directors may be taken without a meeting. If all Directors consent to taking such action without a meeting, the affirmative vote of the number of Directors that would be necessary to authorize or take such action at a meeting is the act of the Board. The action must be evidenced by one
(1) or more written consents describing the action taken, signed by each Director in one (1) or more counterparts, indicating each signing Director's vote or abstention on the action, and shall be included in the minutes or filed with the corporate records reflecting the action taken.

2.5      Notice of Meeting

     The Secretary or officer performing the Secretary's duties shall give not less than twenty-four (24) hours notice by letter, telegraph or telephone (or in person) of all meetings of the Board of Directors, provided that notice need not be given of the annual meeting or of regular meetings held at times and places fixed by resolution of the Board. Meetings may be held at any time without notice if all of the Directors are present, or if those not present, waive notice in writing either before or after the meeting and such waiver is filed in the minutes of corporate records of the corporation. Notice of an adjourned meeting need not be given if the time and place to which the meeting is adjourned are fixed at the meeting at which the adjournment is taken, and if the period of adjournment does not exceed one (1) month in any one (1) adjournment. The notice of meetings of the Board need not state the purpose of the meeting. A Director's attendance at or participation in a meeting waives any required notice to him of the meeting unless the Director at the beginning of the meeting (or promptly upon his arrival) objects to holding the meeting or transacting business at the meeting and does not thereafter vote for or assent to action taken at the meeting.

2.6      Compensation

     By resolution of the Board, Directors may be allowed a fee and expenses for attendance at all meetings, but nothing herein shall preclude Directors from serving the Corporation in other capacities and receiving compensation for such other services.


                                   ARTICLE III
                                   Committees

3.1 Executive Committee

     The Board of Directors, by resolution adopted by a majority of the number of Directors fixed by these Bylaws, may elect an Executive Committee which shall consist of not less than two Directors, including the President. When the Board of Directors is not in session, the Executive Committee shall have all power vested in the Board of Directors by law, by the Articles of Incorporation, or by these Bylaws, provided that the Executive Committee shall not have power to (i) approve or recommend to shareholders action that the Tennessee Business Corporation Act requires to be approved by shareholders; (ii) fill vacancies on the Board or on any of its committees; (iii) amend the Articles of Incorporation pursuant to ss. 48-20-101 et seq. of the Tennessee Code Annotated; (iv) adopt, amend, or repeal the Bylaws; (v) approve a plan of merger not requiring shareholder approval; (vi) authorize or approve a distribution, except according to a general formula or method prescribed by the Board of Directors; or (vii) authorize or approve the issuance or sale or contract for sale of shares, or determine the designation and relative rights, preferences, and limitations of a class or series of shares, except that the Board of Directors may authorize a committee, or a senior executive officer of the Corporation to do so within limits specifically prescribed by the Board of Directors. The executive Committee shall report at the next regular or special meeting of the Board of Directors all action which the Executive Committee may have take on behalf of the Board since the last regular or special meeting of the Board of Directors.

3.2      Finance Committee

     The Board of Directors, by resolution adopted by a majority of the number of Directors fixed by these Bylaws, may elect a Finance Committee which shall consist of not less than two Directors. The Finance committee shall consider and report to the Board with respect to plans for corporate expansion, capital structure and long-range financial requirements. The Committee shall also consider and report to the Board with respect to such other matters relating to the financial affairs of the Corporation as may be requested by the Board or the appropriate officers of the Corporation. The Committee shall report periodically to the Board of Directors on all action which it may have taken.

3.3      Other Committees

     The Board of Directors, by resolution adopted by a majority of the number of Directors fixed by these Bylaws, may establish such other standing or special committees of the Board as it may deem advisable, consisting of not less than two Directors; and the members, terms and authority of such committees shall be as set forth in the resolutions establishing the same.

3.4      Meetings

     Regular and special meetings of any Committee established pursuant to this Article may be called and held subject to the same requirements with respect to time, place and notice as are specified in these Bylaws for regular and special meetings of the Board of Directors.

3.5      Quorum and Manner of Acting

     A majority of the members of any Committee serving at the time of any meeting thereof shall constitute a quorum for the transaction of business at such meeting. The action of a majority of those members present at a Committee meeting at which a quorum is present shall constitute the act of the committee.

3.6      Term of Office

     Members of any Committee shall be elected as above provided and shall hold office until their successors are elected by the Board of Directors or until such Committee is dissolved by the Board of Directors.

3.7      Resignation and Removal

     Any member of a Committee may resign at any time by giving written notice of his intention to do so to the President or the Secretary of the corporation, or may be removed, with or without cause, at any time by such vote of the Board of Directors as would suffice for his election.

3.8  Vacancies

     Any vacancy occurring in a Committee resulting from any cause whatever may be filled by a majority of the number of Directors fixed by these Bylaws.


                                   ARTILCE IV
                                    Officers

4.1      Election of Officers; Terms

     The officers of the Corporation shall consist of a President, Treasurer and a Secretary. Other officers, including a Chairman of the Board, one or more Vice-Presidents (whose seniority and titles, including Executive Vice-Presidents and Senior Vice-Presidents, may be specified by the Board of Directors), and assistant and subordinate officers, may from time to time be elected by the Board of Directors. All officers shall hold office until the next annual meeting of the Board of Directors and until their successors are elected. The President shall be chosen from among the Directors. Any two officers may be combined in the same person as the Board of Directors may determine.

4.2      Removal of Officers; Vacancies

     Any officer of the Corporation may be removed summarily with or without cause, at any time, by the Board of Directors. Vacancies may be filled by the Board of Directors.

4.3      Duties

     The officers of the corporation shall have such duties as generally pertain to their offices, respectively, as well as such powers and duties as are prescribed by law or are hereinafter provided or as from time to time shall be conferred by the Board of Directors. The Board of Directors may require any officer to give such bond for the faithful performance of his duties as the Board may see fit.

4.4      Duties of the Chairman of the Board

     The Chairman of the Board shall be a Director, and, except as otherwise provided in these Bylaws or in the resolutions establishing such committees, he shall be ex officio a member of all Committees of the Board. The Chairman shall preside at all corporate meetings and may executive in the name of the Corporation share certificates, deeds, mortgages, bonds, contracts or other instruments except in cases where the signing and the execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the Corporation or shall be required by law otherwise to be signed or executed. In addition, he shall perform all duties incident to the office of the Chairman of the Board and such other duties as from time to time may be assigned to him by the Board of Directors.

4.5      Duties of the President

     The President may be the chief executive officer of the Corporation and shall be primarily responsible for the implementation of policies of the Board of Directors. He shall have authority over the general management and direction of the business and operations of the Corporation and its divisions, if any, subject only to the ultimate authority of the Board of Directors. He shall be a Director, and, except as otherwise provided in these Bylaws or in the resolutions establishing such committees, he shall be ex officio a member of all Committees of the Board. In the absence of the Chairman and the Vice-Chairman of the Board, or if there are no such officers the President shall preside at all corporate meetings. He may sign and execute in the name of the Corporation share certificates, deeds, mortgages, bonds, contracts or other instruments except in cases where the signing and the execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the Corporation or shall be required by law otherwise to be signed or executed. In addition, he shall perform all duties incident to the office of the President and such other duties as from time to time may be assigned to him by the Board of Directors.

4.6      Duties of the Vice-Presidents

     Each Vice-President, if any, shall have such powers and duties as may from time to time be assigned to him by the President or the Board of Directors. Any Vice-President may sign and execute in the name of the Corporation deeds, mortgages, bonds, contracts or other instruments authorized by the Board of Directors, except where the signing and the execution of such documents shall be expressly delegated by the Board of Directors or the President to some other officer or agent of the Corporation or shall be required by law or otherwise to be signed or executed.

4.7      Duties of the Treasurer

     The Treasurer shall have charge of and be responsible for all funds, securities, receipts and disbursements of the Corporation, and shall deposit all monies and securities of the Corporation in such banks and depositories as shall be designated by the Board of Directors. He shall be responsible (i) for maintaining adequate financial accounts and records in accordance with generally accepted accounting practices; (ii) for the preparation of appropriate operating budgets and financial statements; (iii) for the preparation and filing of all tax returns required by law; and (iv) for the performance of all duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the Board of Directors, the Finance Committee or the President. The Treasurer may sign and execute in the name of the Corporation share certificates, deeds, mortgages, bonds, contracts or other instruments, except in cases where the signing and the execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the Corporation or shall be required by law or otherwise to be signed or executed.

4.8      Duties of the Secretary

     The Secretary shall act as secretary of all meetings of the Board of Directors and shareholders of the Corporation. When requested, he shall also act as secretary of the meetings of the committees of the Board. He shall keep and preserve the minutes of all such meetings in permanent books. He shall see that all notices required to be given by the Corporation are duly given and served; shall have custody of the seal of the Corporation and shall affix the seal or cause it to be affixed to all share certificates of the Corporation and to all documents the execution of which on behalf of the Corporation under its corporate seal is duly authorized in accordance with law or the provisions of these Bylaws; shall have custody of all deeds, leases, contracts and other important corporate documents; shall have charge of the books, records and papers of the Corporation relating to its organization and management as a Corporation; shall see that all reports, statements and other documents required by law (except tax returns) are properly filed; and shall in general perform all the duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the Board of Directors or the President.

4.9      Compensation

     The Board of Directors shall have authority to fix the compensation of all officers of the Corporation.


                                    ARTICLE V
                                  Capital Stock

5.1      Certificates

      The shares of capital stock of the Corporation shall be evidenced by certificates in forms prescribed by the Board of Directors and executed in any manner permitted by law and stating thereon the information required by law.
Transfer agents and/or registrars for one or more classes of shares of the Corporation may be appointed by the Board of Directors and may be required to countersign certificates representing shares of such class or classes. If any officer whose signature or facsimile thereof shall have been used on a share certificate shall for any reason cease to be an officer of the Corporation and such certificate shall not then have been delivered by the Corporation, the Board of Directors may nevertheless adopt such certificate and it may then be issued and delivered as though such person had not ceased to be an officer of the Corporation.

5.2      Lost, Destroyed and Mutilated Certificates

      Holders of the shares of the Corporation shall immediately notify the Corporation of any loss, destruction or mutilation of the certificate therefor, and the Board of Directors may in its discretion cause one or more new certificates for the same number of shares in the aggregate to be issued to such shareholder upon the surrender of the mutilated certificate or upon satisfactory proof of such loss or destruction, and the deposit of a bond in such form and amount and with such surety as the Board of Directors may require.

5.3      Transfer of Shares

      The shares of the Corporation shall be transferable or assignable only on the books of the Corporation by the holder in person or by attorney on surrender of the certificate for such shares duly endorsed and, if sought to be transferred by attorney, accompanied by a written power of attorney to have the same transferred on the books of the Corporation. The Corporation will recognize, however, the exclusive right of the person registered on its books as the owner of shares to receive dividends and to vote as such owner.

5.4      Fixing Record Date

      For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than seventy days prior to the date on which the particular action, requiring such determination of shareholders, is to be taken. If no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notices of the meeting are mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof unless the Board of Directors fixes a new record date, which it shall do if the meeting is adjourned to a date more than 120 days after the date fixed for the original meeting.

                                   ARTICLE VI
                            Miscellaneous Provisions

6.1      Seal

      The Board of Directors will choose whether to have a seal.

6.2      Fiscal Year

      The fiscal year of the Corporation shall end on such date and shall consist of such accounting periods as may be fixed by the Board of Directors.

6.3      Checks, Notes and Drafts

      Checks, notes, drafts and other orders for the payment of money shall be signed by such persons as the Board of Directors from time to time may authorize. When the Board of Directors so authorizes, however, the signature of any such person may be a facsimile.

6.4      Amendment of Bylaws

      Unless proscribed by the Articles of Incorporation, these Bylaws may be amended or altered at any meeting of the Board of Directors by affirmative vote of a majority of the number of Directors fixed by these Bylaws. The shareholders entitled to vote in respect of the election of Directors, however, shall have the power to rescind, amend, alter or repeal any Bylaws and to enact Bylaws which, if expressly so provided, may not be amended, altered or repealed by the Board of Directors.

6.5      Voting of Shares Held

      Unless otherwise provided by resolution of the Board of Directors or of the Executive Committee, if any, the President may from time to time appoint an attorney or attorneys or agent or agents of the Corporation, in the name and on behalf of the Corporation, to cast the vote which the Corporation may be entitled to cast as a shareholder or otherwise in any other corporation, any of whose securities may be held by the Corporation, at meetings of the holders of the shares or other securities of such other corporation, or to consent in writing to any action by any such other corporation; and the President shall instruct the person or persons so appointed as the manner of casting such votes or giving such consent and may execute or cause to be executed on behalf of the Corporation, and under its corporate seal or otherwise, such written proxies, consents waivers or other instruments as may be necessary or proper in the premises. In lieu of such appointment the President may himself attend any meetings of the holders of shares or other securities of any such other corporation and there vote or exercise any or all power of the Corporation as the holder of such shares or other securities of such other corporation.

6.6      Indemnification and Directors' and Officers' Liability Insurance

      All directors, officers, employees and agents of the Corporation shall be entitled to indemnification by the Corporation or its insurer for liabilities and reasonable expenses incurred by such person in the defense of any demand, suit, judgement, court order, or other proceeding to which such person was a party because such person was a director, officer, employee or agent of the Corporation, or who at the Corporation's request, is or was serving as a director, officer, partner, trustee, employee, or agent of another corporation, partnership, joint venture, trust employee, joint venture, trust, employee benefit plan or other enterprise, all to the extent such indemnification is permitted under Tennessee Code Annotated ss. 48-18-501 et seq. The Corporation may purchase and maintain insurance on behalf of an individual who is or who was a director, officer, employee or agent of the Corporation, or who, while a director, officer employee or agent of the Corporation, is or was serving at the request of the Corporation as a director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against liability asserted against or incurred by him in that capacity or arising from his status as a director, officer, employee or agent whether or not the Corporation would have power to indemnify him against the same liability under the Tennessee Code Annotated ss. 48-18-502 or ss.48-18-503.


                                   ARTICLE VII
                        Affiliated and Other Transactions

7.1      Independent Directors

       The Board of Directors shall at all times have at least two (2) members who are Independent Directors. An "Independent Director" is a member of the Board of Directors who (i) is not an officer or employee of the company, its subsidiaries, or their Affiliates or Associates, and has not been such an officer or employee within the last two years, (ii) is not a Promoter of the Company, (iii) does not legally or beneficially own, directly or indirectly, five percent or more of any class of the Company's equity securities, and (iv) is not an Affiliate or Associate of any of the preceding persons. An "Affiliate" is a person who, directly or indirectly, controls, is controlled by, or is under common control with the person specified. An "Associate" is used to indicate a relationship with another person, and includes (i) corporations or legal entities, other than the Company, of which a person is an officer, director, partner, or a direct or indirect, legal or beneficial owner of five percent or more of any class of equity securities, (ii) trusts or estates in which a person has a substantial beneficial interest or serves as trustee or in a similar capacity, or (iii) a person's spouse and relatives, by blood or marriage, if the person is a Promoter of the Company, its subsidiaries, other Affiliates. A "Promoter" is a person who (i) alone or together with other persons, directly or indirectly, took the initiative in founding or organizing the Company or controls the Company, or (ii) directly or indirectly, receives as consideration for services and/or property rendered, five percent or more of any class of the company's equity securities or five percent more of the proceeds from the sale of my class of the Company's equity securities.

7.2      Transactions with Affiliates

       All material transactions with Affiliates or Promoters of the Company, and all loans by the Company to any of its Affiliates or Promoters, shall be on terms which are as favorable to the Company as those generally available form unaffiliated third parties and each such transaction must be ratified by a majority of the Company's Independent Directors who do not have an interest in the transaction and who had access, at the company's expense, to the Company's or independent legal counsel. No such transaction shall be entered into when there are less than two disinterest Independent Directors. These provisions with regard to loans shall not be applicable to advances to officers, directors and employees for travel, business expense, and similar ordinary operation expenditures. Loans made to officers, directors and employees for the purchase of the Company's securities, or for relocation of officers, directors and employees, shall be permissible if approved by a majority of the Company's Independent Directors who do not have an interest in the transaction and who had access, at the Company's expense, to the Company's or independent legal counsel.

7.3      Issuance of Preferred Stock

       The Company shall not issue shares of Preferred Stock, without a vote of the holders of its Common Stock, unless: (i) the Company does not issue such shares or Preferred Stock to Promoters or Affiliates of the Company except on the same terms as such shares are offered to all other existing shareholders or to new shareholders, or (ii) the issuance of the Preferred Stock is approved by a majority of the company's Independent Directors who do not have an interest in the transaction and who had access, at the Company's expense, to the Company's or independent legal counsel.

7.4      Issuance of Options and Warrants

       The Company shall not issue any options or warrants, which are not qualified under the provisions of Section 422 of the Internal Revenue Code, to any person for the purchase of Common Stock unless the exercise price is equal to or greater than 85% of the fair market value of the underlying Common Stock as determined by the Board of Directors on the date of the grant of such options and warrants. The Board of Directors may employee an independent appraiser to determine the fair market value, if deemed advisable by the Board.



     The Amended and Restated Bylaws was duly adopted by the Board of Directors of the Corporation on July 21, 1999.

     These Amended and Restated Bylaws shall be effective upon filing with the Office of the Secretary of State of the State of Tennessee.

     This the 11th day of August, 1999.



                                                     SHOP AT HOME, INC.





                                         By:   /s/      Kent E. Lillie
                                             Kent E. Lillie
                                             President & Chief Executive Officer



ATTEST:




    /s/   George J. Phillips
George J. Phillips
Secretary


         THIS AGREEMENT is made and entered into as of the _____________ by and between SHOP AT HOME, INC., a Tennessee corporation (herein the "Network"), and ___________ (herein "Employee");
                                                W I T N E S S E T H:

         WHEREAS, the Network engages in the business of retail sales of merchandise by sales presentations broadcast directly to potential customers by cable and satellite television and Internet transmissions commonly known as the "shop at home business";

         WHEREAS, Network employs Employee as _________ and wishes to provide a mechanism to reward Employee for his or her continued service; and

         WHEREAS, the Network has adopted the Shop At Home, Inc. 1999 Stock Option Plan (herein the "Plan"), which governs and controls the terms of this Agreement.

         NOW, THEREFORE, for and in consideration of the promises and the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

1. Definitions. For purposes of this Agreement, the following terms shall have the meanings specified below. Capitalized terms in this Agreement have the meaning ascribed to such terms in the Plan unless otherwise defined herein.

1.1 "Beneficial Owner" shall have the meaning attributed to that term under Rule 13d-3 Of the Securities Exchange Act of 1934, as amended.

1.2 "Change of Control" means: (a) the sale, lease, exchange or other transfer of all or substantially all of the assets of the Network (in one transaction or in a series of related transactions) to a person that is not controlled by the Network, (b) the approval by the Network's shareholders of any plan or proposal for the liquidation or dissolution of the Network, or (c) a change in control of the Network of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item 1(a) of the Current Report on Form 8-K, as in effect on the effective date of the Plan, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, whether or not the Network is then subject to such reporting requirement; provided, however, that, without limitation, such a change in control shall be deemed to have occurred at such time as (i) any Person becomes after the date this Plan is approved or ratified by the Network's shareholders the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of 30% or more of the combined voting power of the Network's outstanding securities ordinarily having the right to vote at elections of Directors unless the Board shall have expressly approved the transaction or acquisition that resulted in such Person becoming the beneficial owner of such voting power, or (ii) individuals who constitute the Board of Directors of the Network on the date this Plan is approved or ratified by the Network's shareholders cease for any reason to constitute at least a majority thereof, provided that any person becoming a Director subsequent to such date whose election, or nomination for election by the Network's shareholders, was approved by a vote of at least a majority of the Directors comprising or deemed pursuant hereto to comprise the Board on the date this Plan is approved or ratified by the Network's shareholders (either by a specific vote or by approval of the proxy statement of the Network in which such person is named as a nominee for Director) shall be, for purposes of this clause
                  (ii) considered as though such person were a member of the Board on the date this Plan is approved or ratified by the Network's shareholders; or (iii) both J.D. Clinton ceases to be Chairman of the Board and Kent E. Lillie ceases to be the Network's Chief Executive Officer or Chairman of the Board.

1.3 "Disability" means, as defined by and to be construed in accordance with Code Section 22(e)(3), any medically determinable physical or mental impairment that is expected to result in death or that has lasted or can be expected to last for a continuous period of not less than twelve (12) months, and that renders Employee unable to engage in any substantial gainful activity. An Employee shall not be considered to have a Disability unless Employee furnishes proof of the existence thereof in such form and manner, and at such time, as the Board of Directors or the Compensation Committee of the Board may require.

1.4              "For Cause" shall mean any one of the following:

(a) The Employee commits an act of dishonesty, embezzlement or fraud against the Network.
(b) The Employee fails to use his/her best efforts on behalf of the Network, or conducts himself/herself in a manner substantially detrimental to the Network.
(c) Employee is convicted of a misdemeanor involving dishonesty, breach or trust or moral turpitude, or is convicted of a felony. (d) Employee engages in the illegal usage of any drug. (e) Any state or federal regulatory agency or court of competent jurisdiction issues an  order  requiring the
                                    Employee's  removal   from   any  duties  or
                                    responsibilities for the Network.

2. Stock Options. The Network hereby grants to Employee an option that is intended to be an incentive stock option pursuant to Code Section 422 to purchase up to _________ shares of the Network's Common Stock,
  $.0025 par value, at an exercise price of
              $_________ per share, expiring the earlier of five (5) years from the date of vesting or ten (10) years from the date of grant. Such incentive stock option is granted pursuant to the Plan, and the exercise price of the option has been determined by the Board of Directors of the Network to be not less than one hundred percent (100%) of the fair market value of the stock as of the date of this Agreement. Pursuant to this Section, options to purchase ____________ shares shall vest on ________, with options to purchase ____________ shares vesting on _________ of each year thereafter, and continuing until all options shall have vested pursuant to the schedule on the first page of this Agreement.

2.1 Termination and Resignation. If the Employee resigns as an employee of the Network, or the Network terminates Employee for any reason, all options not yet vested shall terminate except as provided in Section 2.3. Upon the occurrence of such termination or resignation, Employee shall have thirty (30) days to exercise any previously vested options.

2.2 Disability or Death. Upon the Employee's Disability or death any options that would vest within one (1) year of such disability or death shall vest and may be exercised by the executor, heir or legal representative of the deceased or by the disabled Employee so long as such options are exercised within one (1) year of the death or disability. All other options that do not vest under this section shall terminate.

2.3 Change of Control. Notwithstanding Section 2.1, in the event the Employee is terminated for any reason other than resignation or For Cause within twelve (12) months after the occurrence of a Change of Control, all the options that would have vested within one (1) year from the date of such termination shall vest and the rest shall terminate. All options vesting under the provisions of this section will expire unless exercised within ninety
                      (90) days following the effective date of the Employee's termination. If the Employee resigns or is terminated For Cause, then all unvested options shall terminate.

3. Exercise of Options. To exercise these options the Employee shall complete Exhibit A to this Agreement and must submit it with the payment for the Exercise Price times the number of shares being exercised. Upon confirmation that such shares are exercisable, that the payment presented is good and that such exercise is in compliance with this Agreement, the Network will direct its stock transfer agent to send the shares to the Employee or the Employer's stock brokerage account at the Employee's direction. These can be sent as actual certificates or they may be deposited electronically. The Employee agrees that because the Network wants to avoid even the appearance of any employee trading the Network's stock based on "insider" information or for other business reasons, that there may be times when the Network determines that there should be a "quiet period" during which employees may not sell stock. By accepting this Agreement, the Employee agrees not to sell any shares during such quite periods.

4. Governing Law and Venue. This Agreement is to be construed and enforced in accordance with and governed by the laws of the State of Tennessee, notwithstanding any conflicts of law doctrines of any jurisdiction to the contrary. The Employee waives any right to bring any action concerning this Agreement in any court other than the courts found in Davidson County, Tennessee.

5. Reservation of Shares. The Network shall at all times reserve and keep available a number of its authorized but unissued shares of its Common Stock sufficient to permit the exercise in full of these Options granted under this Agreement.

6. Restrictions on Sale of Stock. The Options granted under this Agreement are not transferable or assignable except by will or by the applicable laws of descent and distribution, and only he or she may exercise them during the Employee's lifetime. If the Employee is an executive officer of the Network, or is deemed to be an "affiliate" of the Network, within the meaning ascribed to that term under Rule 144 of the Securities & Exchange Commission, the number of shares such person may transfer during any three month period will be restricted under the provisions of Rule 144. If the Employee is such a person, each certificate evidencing any of the shares acquired by Employee pursuant to the Option shall include a restrictive legend consistent with such limitation on transfers.

                  The Options granted shall be registered on the books of the Network, which shall be kept by it's Corporate Secretary at its principal office, and shall be transferable only on said books by the registered owner hereof in person or by duly authorized attorney upon surrender of an Exercise Form attached hereto as Exhibit A properly endorsed, and only in compliance with the provisions of the Plan and this Agreement. The Network will record any exercises in its books indicating the number of shares having been exercised and the number of shares left to be exercised.

7.              Capital Adjustments Affecting Stock, Mergers and Consolidations.
                  A. Capital Adjustments. In the event of a capital adjustment in the Common Stock resulting from a stock dividend, stock split, reorganization, merger, consolidation, or a combination or exchange of shares, the number of shares of under option shall be automatically adjusted to take into account such capital adjustment. The price of any share under option shall be adjusted so that there will be no change in the aggregate purchase price payable upon exercise of the option.

B. Mergers and Consolidations. In the event the Networ merges or consolidates with another entity, or all or a substantial
                           portion  of  the  Network's   assets  or  outstanding
                           capital stock are acquired (whether by merger, purchase or otherwise) by a Successor, the kind of shares that shall be subject to the Plan and to each outstanding option shall, automatically by virtue of such merger, consolidation or acquisition, be converted into and replaced by shares of stock of the Successor having rights and preferences no less favorable than the Common Stock, and the number of shares subject to the option and the purchase price per share upon exercise of the option shall be correspondingly adjusted, so that, by virtue of such merger, consolidation or acquisition, each Employee shall have the right to purchase [i] that number of shares of stock of the Successor that have a value equal, as of the date of such merger, conversion or acquisition, to the value, as of the date of such merger, conversion or acquisition, of the shares of Common Stock of the Network theretofore subject to Employee's option, [ii] for a purchase price per share that, when multiplied by the number of shares of stock of the Successor subject to the option, equal the aggregate exercise price at which Employee could have acquired all of the shares of Common Stock of the Network theretofore optioned to Employee.

C. No Effect on Network's Rights. The granting of an option pursuant to the Plan shall not affect in any way the right and power of the Network to make adjustments, reorganizations, reclassifications, or changes of its capital or business structure or to merge, consolidate, dissolve, liquidate, sell or transfer all or any part of its business or assets.

8. Notification of Sale. The Employee agrees that if the shares obtained under this Agreement are sold within two (2) years from the date of grant and one (1) year of the date of exercise to give the Network's Corporate Secretary, at the address set out in Section 14 below, the sale price and the number of shares sold, within ten (10) days from the date of sale on the form attached hereto as Exhibit B.

9. Limitations of Damages. Employee agrees that notwithstanding any other provision of this Agreement to the contrary, Employee's sole and exclusive remedy for breach shall be for the Network to deliver any shares that are vested, properly exercisable and are properly exercised under the terms of the Plan and this Agreement. THE EMPLOYEE AGREES THAT THE NETWORK SHALL NOT BE LIABLE FOR SUCH EMPLOYEE'S CONSEQUENTIAL DAMAGES BECAUSE OF THE NETWORK'S BREACH OR ALLEGED BREACH OF THIS AGREEMENT, INCLUDING SUCH PARTY'S DAMAGES FOR LOST PROFITS, EVEN IF THOUGH BOTH PARTIES RECOGNIZE SUCH BREACH WOULD COST THE EMPLOYEE SUCH PROFITS AND CONSEQUENTIAL DAMAGES.

10. Hold Harmless. Employee covenants and agrees that he or she will indemnify and hold harmless the Network from any and all losses, damages, liabilities, expenses or claims, including reasonable attorney fees, resulting from or arising out of any nonfulfillment by the Employee of any material provision of this Agreement.

11. Void If Breach. The Network's obligations under this Agreement are contingent upon the Employee abiding by all agreements, including but not limited to any non-compete, confidentiality, non-inducement, non-appearance agreements, with the Network. Further the Employee agrees that any material breach of such agreements will cause the Network irreparable harm that is hard to measure and the Employee therefore agrees that for such material breach, Network shall be entitled, in addition to any other available remedies, to immediately terminate this Agreement. Upon Employee's material breach of such agreements, Employee agrees that the Network shall be immediately released from having to perform any of its obligations under this Agreement, in addition to whatever other relief that the Network may be entitled to under law or equity arising from the Employee's breach of such agreements.

12. Waiver of Jury Trial. Employee waives any right to a jury trial in any dispute concerning this Stock Option Agreement.

13. Assignment. The parties acknowledge that this Agreement has been entered into due to, among other things, the special skills of Employee, and agree that this Agreement may not be assigned or transferred by Employee. The options hereunder may be exercised only by the Employee during the Employee's lifetime, or by Employee's representative in the event of death or disability to the extent the options were exercisable on the date of death or disability. The Network may assign this Agreement to its successors and assigns.

14.               Notices.   All   notices,    requests,   demands   and   other
                  communications required or permitted hereunder shall be in writing and shall be deemed to have been duly given on the date of receipt if delivered or mailed, first class, certified mail, postage prepaid, with a copy by facsimile, if any is provided,:

                           To Network:

                                    Shop At Home, Inc.
                                    P.O. Box 305249
                                    Nashville, Tennessee  37230-5249
                                    Attention:  Corporate Secretary
                                    Telephone Number:  (615) 263-8000
                                    Facsimile Number:   (615) 263-8911

                           To Employee:

                                    ______________________
                                    ______________________
                                    ______________________
                                    Telephone Number:
                                    Facsimile Number:

15. Amendments and Modifications. This Agreement may be amended or modified only by a writing signed by both parties hereto.

16. No Employment Agreement. The parties acknowledge that Employee is an "employee at will," and that his or her service as an employee may be terminated at any time by the Network for any or no reason without penalty. This Agreement is not, and is not intended by the parties to be, nor is it an agreement for the continued employment of the Employee by the Network.

17. Employee Responsible for Taxes. The Employee is responsible for paying any taxes (both Federal and State) on any gain from the sale of stock obtained from the exercise of stock options. Employee should consult with his or her tax advisor concerning any questions about the tax liability arising from the sale of stock obtained through the exercise of stock options to determine, among other things, whether the Employee needs to pay quarterly estimated taxes on any gain.

18. No Rights as Stockholder. This Agreement does not confer any rights of a stockholder on the Employee, except as to shares of common stock that are actually delivered to the Employee.

19. Execution in Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same instrument.

20. Headings. The headings set out in this Agreement are for convenience of reference and shall not be deemed a part of this Agreement and shall not affect the meaning or construction of any of the provisions hereof.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first above written.

                                                     SHOP AT HOME, INC.



                                                     By:
                                                     Title:
                                                     EMPLOYEE: