Form 10-K/A
period 1999-06-30
SHOP AT HOME INC /TN/
filed 1999-10-28
CIK 810029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    --------

                                   FORM 10-K/A
                               (Amendment No. 1)
                                   (Mark One)
                          [X] ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                         1934 For the fiscal year ended June
                                    30, 1999

                        [ ] Transition report pursuant to
                           section 13 or 15(d) of the
                       Securities Exchange Act of 1934 For
                      the transition period from ______ to
                                     ------

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

Number  of  shares  of  Common  Stock  outstanding  as  of  August  25, 1999 was
30,397,202

DOCUMENTS INCORPORATED BY REFERENCE

By filing this amendment ("Amendment No. 1"), the undersigned registrant hereby amends its Annual Report on Form 10-K for the year ended June 30, 1999 to include therein the information required in Part III.

                               SHOP AT HOME, INC.

                                    FORM 10-K

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                      INDEX

PART I                                                          Page

         Item 1.           Business                                5
         Item 2.           Properties                             18
         Item 3.           Legal Proceedings                      18
         Item 4.           Submission of Matters to a Vote of
                              Security Holders                    19

PART II

         Item 5.           Market for the Registrant's Common Stock
                              and Related Stockholder Matters     20
         Item 6.           Selected Financial Data                21
         Item 7.           Management's Discussion and Analysis
                              of Financial Condition and Results
                              of Operations                       22
         Item 7A.          Quantitative and Qualitative
                              Disclosures About Market Risk       31
         Item 8.           Financial Statements and Supplementary
               `              Data                                32
         Item 9.           Changes in and Disagreements with
                              Accountants on Accounting and
                              Financial Disclosure                61
PART III

         Item 10.          Directors and Executive Officers of the
                              Registrant                          62
         Item 11.          Executive Compensation                 65
         Item 12.          Security Ownership of Certain
                              Beneficial Owners and Management    75
         Item 13.          Certain Relationships and Related
                              Transactions                        77

PART IV

         Item 14.          Exhibits, Financial Statement
                              Schedules, and Reports on Form 8-K  79

SIGNATURES                                                        86

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

         The following table sets forth certain information about the types of products sold by the Company during the years ended June 30, 1999, 1998 and
1997:

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

         The range of market prices for the Company's common stock during the two most recent fiscal years, as reported by Nasdaq's SmallCap Market and National Market, are shown below. Through the second quarter of fiscal 1999, the range shown is the high and low bid prices as reported by the SmallCap Market. For the third quarter of fiscal 1999, the high and low prices were determined by comparing the high and low bid prices in the SmallCap Market for the period of January 1, 1999 through February 9, 1999 with the high and low closing prices on the National Market for the period of February 10, 1999 through March 31, 1999 and recording the highest and lowest of those prices. For the fourth quarter of fiscal 1999, the prices shown are the high and low closing prices on the
National Market.

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

Overview of Results of Operations

         The following table sets forth for the periods indicated the percentage relationship to net revenues of certain items included in the Company's
Statements of Operations:

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

        Income tax expense (benefit) varies from the amount computed by applying the federal corporate income tax rate of 34% to income (loss) before income taxes as follows:

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

        A summary of the status of the Company's options as of June 30, 1999, 1998 and 1997 and changes during the periods ending on those dates is presented below:

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

NOTE 12 -- EARNINGS (LOSS) PER SHARE

        The following table sets forth for the periods indicated the calculation of net earnings (loss) per share included in the Company's Consolidated
Statements of Operations:

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

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are accounted for as if the sales or transfers were with third parties, that is, at current market prices.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Board of Directors current consists of seven (7) persons. At the December 2, 1998 annual meeting a total of eight (8) directors were elected. One director, Patricia E. Mitchell, resigned from the Board of Directors effective January 27, 1999. The Company's Bylaws specify that the Company's President shall be a member of its Board of Directors.

         The following sets forth the name, position, age, business experience and other information with regard to the current directors of the Company:

         J.D. Clinton, Director and Chairman of the Board. Mr. Clinton has been a Director and Chairman of the Board since 1993. Mr. Clinton is Chairman, President and Chief Executive Officer of Independent Southern BancShares, Inc., Brownsville, Tennessee, a diversified financial institutions holding company. Mr. Clinton is Chairman and Director, INSOUTH Bank, Brownsville, Tennessee. Mr.Clinton is a Director, Southern Financial, Inc., Nashville,Tennessee. Age 55.

         Kent E. Lillie, President and Chief Executive Officer and Director. Mr. Lillie joined the Company as President and Chief Executive Officer in September 1993 and has been a Director since that date. Prior to joining the Company, Mr. Lillie was Vice President and General Manager, WATL-TV, Atlanta, Georgia, 1992-1993, and was Vice President and General Manager, WPTY-TV, Memphis, Tennessee, 1987-1992. Age 53.

         Frank A. Woods, Director. Mr. Woods has been a Director since 1993. Since 1991, Mr. Woods has been Chairman of the Board and Director of MediaUSA L.L.C. (and its predecessor company, MediaOne), Nashville, Tennessee, a communications consulting and strategic planning firm. Mr. Woods is a principal of The Woods Group, Nashville, Tennessee, a diversified merchant banking firm. Age 58.

         A.E. Jolley, Director. Mr. Jolley has been a Director since 1986. Mr. Jolley has been President, Lakeway Containers, Inc., Morristown, Tennessee, a corrugated container manufacturer, since 1975. Mr. Jolley is a Director, Kingwood School, Morristown, Tennessee, and Commissioner, Morristown City Planning Commission. Mr. Jolley is a Member, Board of Trustees, Walters State Community College. Age 60.

         Joseph I. Overholt, Director. Mr. Overholt has been a Director since 1986. Mr. Overholt has been President and Owner of Planet Systems, Inc., a computer software development company engaged in the satellite delivery of computer data, since 1992. Mr. Overholt has been President and Owner of Skylink Communications since 1989. Mr. Overholt was a Vice President of the Company from 1986 through August 1993. Age 52.

         J. Daniel Sullivan, Director. Mr. Sullivan has been a Director since the annual meeting of shareholders held on March 6, 1998. Mr. Sullivan currently is President & Chief Executive Officer of Quorum Broadcasting, Inc., a television broadcasting business. Mr. Sullivan served as the President and CEO of Sullivan Broadcasting Company, a television broadcasting company from 1995 to 1998. Between 1987 and 1995, Mr. Sullivan was the President of Clear Channel TV, a subsidiary of Clear Channel Communications, Inc., a broadcasting company. Age 48.

         Donna Hilley, Director. Ms. Hilley has been a Director since the annual meeting of shareholders held on December 2, 1998. Ms. Hilley is the President and Chief Executive Officer of Sony/ATV Music Publishing, a music publishing company based in Nashville, Tennessee, and an affiliate of Sony Corporation. Ms. Hilley has held her current position with Sony/ATV since 1994, but was employed by the same company and its predecessor, Tree International, since 1973 in a number of positions. She also serves on the Board of Trustees of Belmont University. Age 55.

         The principal business activity of each of the above Directors has been as shown above during the past five years, except that in some cases the individual has been employed by a predecessor organization or has undertaken greater responsibilities with the same employer, a parent company, or a successor organization.

         The following information relates to the executive officers of the Company, as of October 21, 1999, other than Mr. Lillie who also serves as a director of the Company, as noted above. With the exception of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, who have employment agreements, the remaining executive officers serve at the discretion of the Board:


Name                                          Age                                Position



Arthur D. Tek.........................         50      Executive Vice President and Chief Financial Officer

Theodore M. Engle III.................         37      President, collectibles.com

Everit A. Herter......................         58      Executive Vice President of Affiliate Relations

George J. Phillips....................         37      Executive Vice President, General Counsel and Secretary

H. Wayne Lambert......................         48      Executive Vice President and Chief Information Officer

         Arthur D. Tek, Executive Vice President and Chief Financial Officer. Mr. Tek has served as the Executive Vice President and Chief Financial Officer since March 1999. Prior to joining the Company, Mr. Tek served as Chief Financial Officer of Paxson Communications Corporation from 1992 to March 1999. Mr.Tek currently serves on the board of the Broadcast Cable Financial Management Association. He is a member of the American Institute of CPA's. Mr. Tek holds a bachelor's degree in economics from Tulane University, an MBA degree in accounting from Columbia University and an MS degree in information systems from Rensselaer Polytechnic Institute.

         Theodore M. Engle III, President, collectibles.com. Mr. Engle has served as President of collectibles.com since July 1999. Mr. Engle joined the Company in February 1998 as Executive Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Engle was Chief Operating Officer of HLC, Inc., a developer and provider of banking products to corporate clients. Prior to joining HLC, Inc. in 1995, Mr. Engle served as Chief Financial Officer for IBM's Tennessee marketing and sales operation. He was with IBM for 11 years. Mr.Engle holds a BS degree in accounting from the University of Tennessee.

         Everit A. Herter, Executive Vice President of Affiliate Relations. Mr. Herter became Executive Vice President of Affiliate Relations in September 1998, and has served the Company since 1994 as a consultant, as Director of Affiliate Relations and as Vice President for Affiliate Relations. Prior to joining the Company, Mr. Herter was a Senior Vice President with the J. Walter Thompson Company advertising agency ("JWT"). Mr. Herter was with JWT for 16 years. Before joining JWT, Mr. Herter was Vice President, Management Supervisor on the Ford Motor Company Corporate advertising account and Assistant to the President of Kenyon & Eckhardt Advertising in New York City.

         George J. Phillips, Executive Vice President, General Counsel and Secretary. Mr. Phillips joined the Company in November 1997. Prior to joining the Company, Phillips was Counselor to the Assistant Attorney General of the Civil Division of the United States Department of Justice from 1993 through 1997, where he oversaw the Office of Consumer Litigation. Prior to joining the Justice Department, Mr. Phillips was in private practice with Baker, Worthington, Crossley, Stansberry & Woolf in Nashville, Tennessee, from 1989 to 1993 where he concentrated on litigation. Mr. Phillips graduated from Duke and obtained his law degree from the University of Tennessee. Mr. Phillips is a member of the American Corporate Counsel Association and the Tennessee Bar Association.

         H. Wayne  Lambert,  Executive  Vice  President  and  Chief  Information
Officer. Mr. Lambert became Executive Vice President and Chief Information Officer in August 1999. He joined the Company in March 1992 as Vice President of Information Technology. Prior to joining the Company, he served as Operations Officer for National Book Warehouses, Inc. in Knoxville, Tennessee. Prior to joining National Book Warehouses, he served as Assistant Controller for the Knoxville News-Sentinel, a newspaper in Knoxville, Tennessee. Mr. Lambert is a retired Captain of the Tennessee Air National Guard and a Base Budget Officer. He is a graduate of the University of Tennessee.

         Officers, directors and certain shareholders of companies which have equity securities registered with the SEC under Section 12 of the Securities Exchange Act of 1934, as amended from time to time (the "Securities Exchange Act"), must file certain periodic reports (identified as Forms 3, 4 and 5) with respect to their stock ownership of the company, and certain changes therein. Based solely upon a review of the Forms 3 and 4 and amendments thereto furnished to the Company during the most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, the following information concerns any director, officer, or shareholder beneficially owning more than 10% of any class of equity securities, who failed on a timely basis to file reports required by Section 16(a) of the Exchange Act:

ITEM 11.     EXECUTIVE COMPENSATION

 Summary Compensation

         The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended June 30, 1999, to those persons who served as the Company's CEO during the 1999 fiscal year and were the Company's most highly compensated executive officers (other than the CEO) serving as of the end of the 1999 fiscal year whose compensation exceeded $100,000 (collectively, the "Named Executive Officers"). Not more than five persons (six including Mr. Bauchiero) are required to be shown.



                           Summary Compensation Table


                                                                                    Long Term
                           Annual Compensation                                    Compensation

                                                                                    Securities        All Other
  Name and                                                    Other Annual      Underlying Options    Compensation
  Principal                          Salary       Bonus       Compensation            /SARs                 $
  Position                  Year       $            $              $                   (#)(2)
  --------                  ----     -----        -----       ------------            -------         ------------

  Kent E. Lillie
     President/CEO          1999    207,500         -          12,000(1)             510,000               -

                            1998    190,000      124,523       12,000(1)              55,000           88,453(3)

                            1997    188,654      155,605       12,000(1)             510,000               -

  Theodore M. Engle         1999    142,030         -              -                  50,000               -
  III, President,
     collectibles.com
                            1998     41,539         -              -                 100,000               -

                            1997      N/A          N/A            N/A                  N/A                N/A

  Joseph Nawy,              1999    115,000       5,480          500(1)                 -                  -
     Vice President
     Finance
                            1998    115,000       12,449         6,000(1)             10,000             1,554(3)

                            1997    114,393       15,560         6,000(1)             20,000               -


  Henry I. Shapiro,         1999    130,000        2,800           -                                    14,792(3)
     Vice President
     Jewelry & Lifestyle
     Products
                            1998    129,308         -              -                  15,000               -

                            1997     97,510         -              -                  10,000

  Everit A. Herter          1999    120,769       12,000           -                    -                  -
     Executive
     Vice President
     Affiliate Relations
                            1998     94,961       12,000           -                    -                  -

                            1997     76,707       12,000           -                    -                  -

  James Bauchiero(4)        1999    150,000         -          8,200 (1)                -                  -
     Executive
     Vice President
     CFO
                            1998     70,385         -          3,600 (1)                -                  -

                            1997      N/A          N/A            N/A                  N/A                N/A


(1) Other Annual Compensation consists of automobile allowances.

(2) All numbers represent options to purchase Common Stock of the Company.

(3) Other Compensation consists of relocation allowances.

(4) Mr. Bauchiero resigned his position in February 1999.

Option Grants in Last Fiscal Year

         The following table sets forth certain information concerning stock option and stock appreciation right ("SAR") grants to any Named Executive Officer who was granted a stock option during the 1999 fiscal year of the Company.

 Option Grants in Last Fiscal Year

         The following table sets forth certain information concerning stock option and stock appreciation right ("SAR") grants to any Named Executive Officer who was granted a stock option during the 1999 fiscal year of the Company.

                     Options/SAR Grants in Last Fiscal Year

                                  Individual                                              Potential Realizable Value
                                   Grants                                                 at Assumed Annual Rates of
                                                                                          Stock Price Appreciation for
                                                                                                Option Term


                               Number of         % of Total
                               Securities       Options/SARs     Exercise
                               Underlying        Granted to      Or Base
                              Options/SARs      Employees in      Price      Expiration
Name                            Granted (#)      Fiscal Year      ($/sh)        Date          5%(S)          10%($)





Kent E. Lillie                       100,000       9.83%           $11.813       1/27/04(1) 332,671        727,496

                                     100,000       9.83%           $11.813       1/27/05    408,055        917,745

                                     100,000       9.83%           $11.813       1/27/06    487,208      1,127,020

                                     100,000       9.83%           $11.813       1/27/07    570,318      1,357,221

                                     100,000       9.83%           $11.813       1/27/08    657,584      1,610,444

                                      10,000        .98%            $6.969       12/2/03(2)  19,254         42,546

Everit A. Herter                       9,000        .88%            $3.031       8/19/04(3)   9,277         21,047

                                       9,000        .88%            $3.031       8/19/05     11,105         25,880

                                       9,000        .88%            $3.031       8/19/06     13,025         31,196

                                       9,000        .88%            $3.031       8/19/07     15,040         37,043

                                       9,000        .88%            $3.031       8/19/08     17,156         43,476

Theodore M. Engle III                 10,000        .98%            $3.563        7/1/04(4)  12,118         27,491

                                      10,000        .98%            $3.031        7/1/05     14,505         33,803

                                      10,000        .98%            $3.031        7/1/06     17,012         40,746

                                      10,000        .98%            $3.031        7/1/07     19,644         48,384

                                      10,000        .98%            $3.031        7/1/08     22,408         56,785


(1) Options to acquire 500,000 shares of Common Stock of the Company were issued January 27, 1999, of which options to purchase 100,000 shares became exercisable on January 27, 1999, with options to acquire 100,000 shares to become exercisable on January 27, 2000, 2001, 2002 and 2003. The options expire on the earlier of thirty (30) days after the termination of employment or five (5) years from the date the options become exercisable.

(2) Options awarded for serving as a director.

(3) Options to acquire 45,000 shares of Common Stock of the Company were issued August 19, 1998, of which options to purchase 9,000 shares became exercisable on August 19, 1999, with options to acquire 9,000 shares to become exercisable on August 19, 2000, 2001, 2002 and 2003.

(4) Options to acquire 50,000 shares of Common Stock of the Company were issued July 1, 1998, of which options to purchase 10,000 shares became exercisable on July 1, 1999, with options to acquire 10,000 shares to become exercisable on July 1, 2000, 2001, 2002, and 2003.


Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

         The following table sets forth certain information with respect to options exercised by any Named Executive Officer during the 1999 fiscal year of the Company, and with respect to unexercised options to purchase shares of the Common Stock held by such officers as of the end of the 1999 fiscal year.

               Aggregate Option/SAR Exercises In Last Fiscal Year
                      And Fiscal Year End Option/SAR Value

                                                                                                  Value of Unexercised
                                                                        Number of Unexercised         In-the-Money
                                                                         Options/SARs at June       Options/SARs at
                                                                               30, 1999              June 30, 1999
                             Shares Acquired on
Name                            Exercise (#)       Value Realized ($)        Exercisable/             Exercisable/
                                                                            Unexercisable           Unexercisable(5)


Kent E. Lillie                      None                  N/A              625,000/650,000       $4,675,650/$2,226,500

Theodore M. Engle III               2,000              $19,250(1)           18,000/130,000        $160,308/$1,157,780

Everit Herter                      10,000             $120,650(2)              0/65,000                0/$578,890

Joseph Nawy                        56,000             $658,630(3)            2,000/32,000           $17,812/$284,992

Henry I. Shapiro                   20,000             $242,500(4)           37,000/18,000          $329,522/$160,308



(1) Options to purchase 2,000 shares were exercised on February 19, 1999 at an exercise price of $3.63 per share. The value realized is based upon the closing price on the Nasdaq National Stock Market ("NMS") on that date of $13.25.

(2) Exercised on February 11, 1999 at an exercise price of $2.810 per share. The value realized is calculated using the closing price on the NMS market on that date of $14.875.

(3) Options to purchase 10,000 shares were exercised on February 11, 1999 and February 17, 1999 and options to purchase 28,000 shares were exercised on February 23, 1999, each at an exercise price of $2.125 per share. Options to purchase 8,000 shares were exercised on February 23, 1999 at an exercise price of $2.875 per share. The value realized is based upon the closing price on the NMS market as of the close of those dates of $14.875, $9.938 and $14.875, respectively.

(4) Options to purchase 10,000 shares were exercised on February 11, 1999 and February 23, 1999, each at an exercise price of $2.75 per share. The value realized is based upon the closing price on the NMS market as of the close of those dates of $14.875.

(5) The market value of underlying securities at June 30, 1999, was $8.906 per share based upon the NMS closing price. "In-the-Money" options are options in which the fair market value of the underlying securities exceeds the exercise price of the options.

Employment Agreements

         Kent E. Lillie. On September 25, 1993, the Company executed an employment agreement with Kent E. Lillie whereby Mr. Lillie commenced employment as the Company's President and Chief Executive Officer. Under that agreement, Mr. Lillie was granted options to purchase up to 600,000 shares of Common Stock at an exercise price of $1.00 per share during the term of the agreement. Of those options, options to purchase 100,000 shares vested immediately, and additional options to purchase 100,000 shares vested on each anniversary date of the agreement for five years. The options expire on the earlier to occur of (a) five years after the date of vesting or (b) thirty days after termination of Mr. Lillie's employment with the Company. In the event of a "change of control" of the Company, as defined in the agreement, the agreement granted Mr. Lillie certain rights, including the right to resign any time during the twelve months following the occurrence of the change of control, and in the event of such resignation, any options to purchase stock not yet vested would automatically vest on the date of resignation.

         On June 21, 1996, the Board of Directors granted Mr. Lillie options to purchase an additional 500,000 shares of the Company's Common Stock at a price of $3.75 per share. Options to purchase 100,000 of these shares vested on January 1, 1997, 1998 and 1999, and options to purchase an additional 100,000 shares will vest on January 1 of each year thereafter for another two years. Effective June 19, 1997, these options were replaced with options having the same terms and conditions, except for the exercise price which was reduced to $2.87.

         Effective July 1, 1997, the Company executed a new employment agreement with Mr. Lillie to continue his employment as President and Chief Executive Officer. The agreement provided that Mr. Lillie would be granted options to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $2.875 per share. These options will vest on June 30, 2001 and expire on June 30, 2006. In the event of a "change of control" of the Company, as defined in the agreement, the agreement grants Mr. Lillie certain rights, including the right to resign at any time during the twelve months following the occurrence of the event, and any options to purchase stock not yet vested shall automatically vest on the date of such termination. The Company also agreed to pay or reimburse Mr. Lillie for the relocation of his primary residence from Atlanta, Georgia, to Nashville, Tennessee, the Company's new headquarters location. The Company also agreed to make Mr. Lillie a loan in the amount of $800,000 in connection with the relocation of his residence. All of the loan proceeds have been advanced to Mr. Lillie. The loan matures on the earlier of (i) the date of Mr. Lillie's termination from the Company, or (ii) June 30, 2002. Until maturity, payments equal to ten percent (10%) of bonus payments made to Mr. Lillie are required to be used to repay the loan. During the fiscal year ending June 30, 1999, Mr. Lillie received no cash bonus payments to apply as payments on the loan. The loan does not bear interest.

         Effective January 27, 1999, the Company executed a new employment agreement with Mr. Lillie to continue his employment as President and Chief Executive Officer. Under the terms of the agreement, Mr. Lillie will be employed for a term of five (5) years, beginning February 1, 1999, with a base salary of $225,000 per year. The agreement is automatically renewable for successive two
(2) year terms unless either party terminates the agreement prior to the commencement of the renewal term. In addition to the base salary, the agreement also provides for a quarterly bonus of the greater of (i) ten percent (10%) of the increase of the Corporation's net income over the same quarter of the previous fiscal year, or (ii) five percent (5%) of the Total Cash Flow with Total Cash Flow being defined as the net income, plus depreciation and amortization. Under the agreement, Mr. Lillie receives an automobile allowance and other fringe benefits and allowances. The agreement also provides that Mr. Lillie will be granted options to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $11.813 per share. Effective on the date of the Agreement, the option to purchase 100,000 of these shares vested, and options to purchase 100,000 shares will vest on each of the next four (4) anniversary dates of the Agreement. In the event of a "change of control" of the Company, as defined in the agreement, the agreement grants Mr. Lillie certain rights, including the right to resign at any time during twenty-four (24) months following the occurrence of the event, and to receive an amount of cash equal to his base salary and monthly allowances for the twenty-four (24) months preceding such resignation. In addition, any options to purchase stock not yet vested shall automatically vest on the date of such termination. In the event the Company terminates Mr. Lillie for cause, the Company has agreed to continue Mr. Lillie's base salary and car allowance for a period of one year. The agreement also provides that Mr. Lillie will not compete with the Company for two (2) years following the termination of his employment.

         Arthur D. Tek. On February 25, 1999, the Company executed an employment agreement with Arthur D. Tek whereby Mr. Tek commenced employment as the Company's Executive Vice President and Chief Financial Officer. Under the terms of the agreement, Mr. Tek will be employed for a term of five (5) years, beginning on March 12, 1999, with a base salary of $175,000 per year. The term of the agreement may only be extended by mutual agreement. If the Company elects not to renew the agreement, then Mr. Tek will be paid his base salary for one year or until he accepts a position with another company. In addition to the base salary, the agreement provides Mr. Tek an annual bonus up to $75,000 per year, based on a bonus plan similar to the one in existence for the President and Chief Executive Officer. The agreement also provides that Mr. Tek will be paid or reimbursed for the relocation of his primary residence from Florida to Nashville, Tennessee, including certain lodging expenses in Nashville, Tennessee. The agreement grants Mr. Tek options to purchase up to 150,000 shares of Common Stock at an exercise price of $13.00 per share during the term of the agreement. Of those options, options to purchase 30,000 shares vested on March 12, 1999, and additional options to purchase 24,000 shares vest on each anniversary date thereafter for five years. The options expire on the earlier to occur of (a) five years after the date of vesting or (b) 90 days after termination of Mr. Tek's employment with the Company. If within two years of a "change of control", as defined in the agreement, the Company terminates Mr. Tek without cause or Mr. Tek resigns, then the Company has agreed to continue Mr. Tek's base salary for a period of two years or the remainder of the term of the agreement, whichever is shorter. In the event the Company terminates Mr. Tek without cause or Mr. Tek resigns due to the Company's breach of the agreement, then the Company has agreed to continue Mr. Tek's base salary for one year, unless he accepts a position with another company. The agreement also provides that Mr. Tek will not compete with the Company for one year following the termination of his employment, unless the agreement is terminated by the Company without cause or by Mr. Tek due to the Company's breach of the agreement.

Compensation of Directors

         In June 1997, each director was granted an option to purchase 10,000 shares of the Common Stock of the Company at a price of $2.875 per share. These options expire in June 2002 if not exercised prior to such date. Beginning in 1998, the Company has paid each director $500 for each meeting attended ($100 if attendance is by telephone), along with the director's expenses associated with attending the meeting. Effective December 2, 1998, the amount paid to Directors was increased to $1,000 for each meeting attended ($500 if attendance is by telephone). Effective January 1, 1998, the Company also granted to each director an option to purchase 5,000 shares of the Company's Common Stock at an exercise price of $3.75, the market price on the date issued. Effective December 2, 1998 the Company also granted to each director an option to purchase 10,000 shares of the Company's Common Stock at an exercise price of $6.969, the market price on the date granted.

Omnibus Stock Incentive Plan

         The Company's Omnibus Stock Incentive Plan (the "Plan") was adopted by the Company's Board of Directors on October 15, 1991, and approved by the Company's shareholders at the 1991 annual meeting of shareholders. The Plan was amended at the 1996 annual meeting of shareholders to make certain technical changes.

         A special administrative committee of the Board of Directors was appointed to administer the plan. All employees of the Company are eligible to receive stock options and/or stock appreciation rights under the plan. Options granted under the Plan can be either incentive stock options or nonqualified stock options. Incentive stock options to purchase Common Stock may be granted at not less than 100% of fair market value of the Common Stock on the date of the grant.

         SARs generally entitle the participant to receive the excess of the fair market value of a share of Common Stock on the date of exercise over the initial value of the SAR. The initial value of the SAR is the fair market value of a share of Common Stock on the date of the grant.

         A maximum of 1,500,000 shares of Common Stock may be issued upon the exercise of options and SARs.

         No option or SAR may be granted after October 15, 2001. No option that is an incentive stock option nor any corresponding SAR related to such option shall be exercisable after the expiration of ten (10) years from the date such option or SAR was granted or after the expiration of five (5) years in the case of any such option or SAR that was granted to a 10% shareholder.

         As of October 21, 1999, stock options for 984,800 shares of Common Stock have been granted under the Plan and were outstanding and unexercised. A total of 506,600 shares of Common Stock of the Company have been previously issued upon exercise of stock options issued under the Plan. Mr. Lillie's options were not granted by the Company pursuant to the Plan. The Company has never issued any SARs.

                        REPORT ON EXECUTIVE COMPENSATION

         Decisions on compensation of the Company's executives are made by the Company's Board of Directors. Each member of the Board, except for Kent E. Lillie, is a non-employee director. It is the responsibility of the Board to assure that the executive compensation programs are reasonable and appropriate, meet their stated purpose and effectively service the interests of the Company and its stockholders. Pursuant to rules of the Securities and Exchange Commission ("SEC") designed to enhance disclosure of corporate policies toward executive compensation, set forth below is the report of the Board of Directors with respect to executive compensation.

Compensation Philosophy and Policies for Executive Officers

         The Company believes that the most effective executive compensation program aligns the interest of the Company's executives with the interests of its stockholders. The Company's primary corporate mission is to achieve profitability on a consistent basis and thereby enhance long-term stockholder value. In pursuit of that mission, the Board seeks to maintain a strong positive nexus between this mission and its compensation and benefit goals.

         The Company's executive compensation program exemplifies the Board's commitment to that nexus. The Company provides only minimal perquisites to its executive officers, relying instead upon compensation methods that emphasize overall Company performance. In addition, the Company maintains no contractual arrangements with any executive officer, other than its agreements with its President and CFO, thereby enhancing the opportunities for performance-based rewards to individuals.

         The Company's executive compensation program supports the Company's mission by:

o Directly aligning the interests of executive officers with the long-term interests of the Company's stockholders by making Company stock appreciation over the long term the cornerstone of executive compensation through awards that can result in the ownership of substantial amounts of the Company's Common Stock.

o Providing compensation opportunities that create an environment that attracts and retains talented executives on a long-term basis.

o Emphasizing pay for performance by having a meaningful portion of executive compensation "at risk."

         At present, the Company's executive compensation program is comprised of three primary components: base salary, annual cash incentive (bonus) and long-term incentive opportunity in the form of stock options. Two of the three components of the Company's executive compensation plan -- bonus and stock options -- directly relate to overall performance by the Company. With respect to the third component -- salary -- the Company seeks to be at or below market, placing primary emphasis on the opportunities for greater reward through the availability of performance-based reward mechanisms.

Base Salary

         The base salary of the Company's President, as listed in the Summary Compensation Table, is governed by an employment agreement with the Company. As a part of its search for a President in 1993, the Board determined that in order to attract an individual with knowledge and experience necessary to implement the Company's mission, the Company needed to provide that individual with a certain level of compensation. The Board also determined to place a greater portion of the compensation package in performance-based compensation (i.e., performance bonus and stock options), thereby providing an incentive for outstanding performance and minimizing the amount of guaranteed compensation. The Board believes that the employment agreement with Mr. Lillie contains an appropriate mix of guaranteed and performance-based compensation.

         The Company has no other employment agreements with any other employees, other than its CFO. All other executive officer salaries are evaluated on an annual basis. In determining appropriate salary levels and salary increases, the Board considers achievement of the Company's mission, level of responsibility, individual performance, internal equity and external pay practices. In this regard, the Board attempts to set base salaries of all executive officers at rates at or below the rates of other individuals in equivalent positions in the market area. The Board determines those rates from information gathered by its members.

Annual Bonus

         The Board believes that annual bonuses to executive officers encourage management to focus attention on key operational goals of the Company, and corporate and business earnings are the main performance measure for awards of bonuses. In that regard, the agreement with the Company's President provides a quarterly bonus of the greater of (i) ten percent (10%) of the increase of the Corporation's net income over the same quarter of the previous fiscal year, or
(ii) five percent (5%) of the Total Cash Flow with Total Cash Flow being defined as the net income, plus depreciation and amortization. With respect to the other executive officers of the Company, the Board does not have a formal annual incentive plan. Instead, the Board has elected to review the corporate and business performance of the Company on a periodic basis, and make awards to executive officers if appropriate. In determining appropriate annual bonuses, the Board considers achievement of the Company's mission, level of responsibility, individual performance, internal equity, and external pay practices. In the fiscal year ended June 30, 1999, the Board elected to award cash bonuses to one executive officer (Mr. Herter) and nine other officers.

Long-Term Incentives

         The Company's only current long-term incentive compensation is stock options that are directly related to improvement in long-term stockholder value. The Board believes that stock option grants provide an incentive to executive officers that focuses each officer's attention on managing the Company from the perspective of an owner with an equity stake in the business. In addition, the Board believes that stock option grants provide the Company with a mechanism for recruiting individuals by providing an opportunity for those officers to profit from the results of their contributions to the Company. These grants also help ensure that operating decisions are based on long-term results that benefit the Company and ultimately the Company's stockholders.

         The options granted to executive officers provide the right to purchase shares of Common Stock usually at the fair market value on the date of grant. Usually, each stock option becomes vested and exercisable over a period of time, generally five years. The number of shares covered by each grant reflects the Board's assessment of the executive's level of responsibility, and his or her past and anticipated contributions to the Company. The size of option grants to individual executives is designed to reflect the impact the individual has on decisions that affect the overall success of the Company.

         The Company granted no stock options for shares of Common Stock to its officers in the fiscal year ended June 30, 1993, and the Company granted stock options for 210,000 shares of Common Stock to its officers, other than the President, in the fiscal year ended June 30, 1994. In the fiscal year ended June 30, 1995, the Company awarded officers options to purchase up to 140,000 shares of Common Stock. In the fiscal year ended June 30, 1996, the Company awarded officers options to purchase up to 225,000 shares of Common Stock. In the fiscal year ended June 30, 1997, the Company awarded officers options to purchase up to 145,000 shares of Common Stock. In the fiscal year ended June 30, 1998, the Company awarded officers options to purchase up to 485,000 shares of Common Stock. In the fiscal year ended June 30, 1999, the Company awarded officers options to purchase up to 430,000 shares of Common Stock. Since June 30, 1999, the Company has awarded its officers options to purchase up to 100,000 shares of Common Stock. These totals are exclusive of stock options granted to Kent E. Lillie and are net of any options which expired without being exercised.

Chief Executive Compensation

         The regulations of the SEC require the Board to disclose the basis for the compensation of the Company's chief executive officer relative to the Company's performance. The Company's chief executive officer is its President, Kent E. Lillie. Mr. Lillie's compensation is governed by the terms of an employment agreement dated September 25, 1993, and a second employment agreement dated July 1, 1997, and a third employment agreement dated January 27, 1999.

         The Board's general approach in establishing Mr. Lillie's compensation was to provide a base salary below market, augmented by an annual bonus based upon specific corporate-wide performance criteria, and stock options reflective of the value of that performance. The Board approved a current base salary of $225,000 as provided by the third Employment Agreement, and a quarterly bonus based upon the financial performance of the Company. The Board determined, based upon the information available, that the base salary and annual bonus was below the market rate and within the Company's overall internal compensation goal. Mr. Lillie did not receive a bonus for the fiscal year ended June 30, 1999. Consistent with the goals stated above, that fact reflects the Company's overall performance during that fiscal year and not Mr. Lillie's performance.

         As a part of the first employment agreement, dated September 25, 1993, Mr. Lillie was granted options to purchase up to 600,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. Those options vest over a period of five (5) years, with 100,000 shares vesting immediately upon employment. The Board granted Mr. Lillie an option to purchase 500,000 shares of its Common Stock as additional long-term incentive during the fiscal year ended June 30, 1997. Effective July 1, 1997, the Company and Mr. Lillie entered into a new employment agreement, under which Mr. Lillie received options to purchase 50,000 shares of the Company's Common Stock and certain changes were made in the computation of Mr. Lillie's bonus. Effective January 27, 1999, the Company and Mr. Lillie entered into a new employment agreement, under which Mr. Lillie received options to purchase 500,000 shares of the Company's Common Stock. See "Employment Agreements" herein.

THE FOREGOING REPORT IS SUBMITTED BY ALL MEMBERS OF THE COMPANY'S BOARD OF DIRECTORS WHOSE MEMBERS ARE AS FOLLOWS:


         J.D. Clinton               A.E. Jolley               J. Daniel Sullivan
         Kent E. Lillie             Frank A. Woods            Donna Hilley
         Joseph I. Overholt

                         STOCKHOLDER RETURN COMPARISONS

         The following line-graph compares the cumulative stockholder returns for the Company over the past five (5) years with a broad market equity index and a published industry or line-of-business index. For these purposes, the Company has chosen the Nasdaq Market Index and a Peer Group Index composed of a combination of those industries classified as "Media - Broadcasting - TV" and "Retail - Catalog & Mail Order Houses" by Media General Financial Services, Inc. The chart below uses as a beginning price the average of the high and low bid of the Company's Stock on June 30, 1994 (the last trading day prior to fiscal year
1995), and assumes $100 invested on that date.



                                                               Fiscal Year Ending

Company/Index/Market

                                          6/30/94    6/30/95     6/30/96    6/30/97    6/30/98     6/30/99

Shop At Home, Inc.                         100.00     141.75      200.00     144.85     183.51      459.28

Peer Group Index                           100.00      56.82       76.57      73.64      93.45       86.22

NASDAQ Market Index                        100.00     117.28      147.64     177.85     235.75      330.37


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following information relates to the Common Stock of the Company beneficially owned, directly or indirectly, by all persons known by the Company to be the beneficial owners of more than five percent (5%) of the Common Stock, as of October 21, 1999. Unless otherwise noted, the named persons have sole voting and investment power with respect to the shares indicated.


                                            Amount and Nature of      Percent of
Name and Address of Beneficial Owner(1)     Beneficial Ownership         Class


J.D. Clinton and SAH Holdings, L.P.(2)......      5,103,076             15.65%


(1) In addition to shares over which the person has voting power or investment power, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Proxy Statement upon the exercise of options and warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this Proxy Statement have been exercised.

(2) Mr. Clinton's address is 400 Fifth Avenue South, Suite 205, Naples, Florida 34102. The address of SAH Holdings, L.P. ("SAH") is 111 South Washington, Brownsville, Tennessee 38012. SAH is a Tennessee limited partnership with Gatehouse Equity Management Corporation (formerly Global Network Television, Inc.), a Tennessee corporation ("GEM"), as its sole general partner. Mr. Clinton is chairman, a director and the sole shareholder of GEM. SAH currently owns 2,451,850 shares of Common Stock, and holds warrants to purchase an additional 1,650,000 shares of Common Stock. Clinton Investments, L.P., a limited partnership for which GEM is the sole general partner, owns 387,381 shares of Common Stock, and holds warrants to purchase an additional 542,500 shares of Common Stock. GEM owns 9,000 shares of Common Stock. Mr. Clinton holds options to purchase 25,000 shares of stock from the Company. Mr. Clinton's wife owns, individually, 7,400 shares of Common Stock. Two trusts, the beneficiaries of whom are members of Mr. Clinton's immediate family, own 29,945 shares of Common Stock in the aggregate. All of the listed shares are assumed to be beneficially owned by Mr. Clinton.

         The following information presents the beneficial ownership of the Common Stock of the Company, as of October 21, 1999, by the Company's directors, director nominees, the executive officers named in the Remuneration of Directors and Officers, and by all directors, director nominees and executive officers as a group.


                                                                    Amount and Nature of       Percent of
Name of Beneficial Owner(1)                                         Beneficial Ownership          Class


J.D. Clinton (2).............................................                     5,103,076      15.65%

Kent E. Lillie (3)...........................................                       948,000       3.06

Theodore M. Engle III (4)....................................                        31,250         *

Joseph Nawy (5)..............................................                        61,100         *

Everit A. Herter (6).........................................                        19,000         *

Henry I. Shapiro (7).........................................                        45,100         *

Donna Hilley (8).............................................                        10,000         *

A.E. Jolly (9)...............................................                       536,092       1.76

Joseph I. Overholt (10)......................................                       440,000       1.45

J. Daniel Sullivan (11)......................................                       161,000         *

Frank A. Woods (12)..........................................                        25,000         *

James Bauchiero  ............................................                             0        --

All directors and executive officers as a group
   (14 persons)..............................................                     7,417,518       22.15%


         * Less than 1.0%.

(1) In addition to shares over which the person has voting power or investment power, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Proxy Statement upon the exercise of options and warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this Proxy Statement have been exercised.

(2) See Notes in preceding section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS."

(3) Includes options to purchase 625,000 shares of Common Stock from the Company and 9,000 shares of Common Stock held in a retirement account controlled by Mr. Lillie.

(4) Includes options to purchase 28,000 shares of Common Stock from the Company.

(5) Includes options to purchase 20,000 shares of Common Stock from the Company. Mr. Nawy holds 5,000 shares in a retirement account which he controls and 100 shares in a family limited partnership.

(6)      Options to purchase shares of Common Stock of the Company.

(7) Includes options to purchase 42,000 shares of Common Stock from the Company.

(8) Includes options to purchase 10,000 shares of Common Stock from the Company.

(9) Includes options to purchase 25,000 shares of Common Stock from the Company.

(10) Includes options to purchase 25,000 shares of Common Stock from the Company.

(11) Includes options to purchase 15,000 shares of Common Stock from the Company.

(12) Includes options to purchase 25,000 shares of Common Stock from the Company.





ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On August 16, 1995, the Company issued its $2,000,000 Variable Rate Convertible Secured Note Due 2000 to Global Network Television, Inc. (now Gatehouse Equity Management Corporation). J.D. Clinton, a director of the Company, is the sole shareholder and Chairman of Global Network Television, and that corporation is a principal shareholder of the Company. See "Security Ownership of Certain Beneficial Owners." The loan carried interest at the prime rate plus 2%, and was payable in 60 monthly installments. The loan was secured by a security interest in the inventory, accounts, and certain equipment, furniture and fixtures of the Company, as well as the stock of MFP, Inc., a subsidiary of the Company, and an assignment of the proceeds of any sale of the Federal Communications Commission license of Television Station WMFP, Lawrence, Massachusetts. The note was convertible to Common Stock of the Company based upon one share of stock for each $3.00 of the principal balance of the note. On October 1, 1997, the note was transferred to FBR Private Equity Fund, L.P., which immediately converted the note to 444,177 shares of Common Stock of the Company. Based upon management's knowledge of the commercial lending market, the terms and rates of the note were considered competitive.

         In September 1998, the Company relocated its studios and headquarters to newly constructed facilities in Nashville, Tennessee. The real property for the new facility was initially acquired by a limited liability company organized by individuals related to J.D. Clinton, and that company obtained a construction loan (the "Facility Loan") in January 1998 from a commercial lender to build the facility. The loan was guaranteed by the Company and also was personally guaranteed by Mr. Clinton. The Company agreed to pay to Mr. Clinton an annual fee equal to 1% of the amount of the Facility Loan in consideration for Mr. Clinton's guaranty, which was to be payable in either cash or in stock of the Company. In March 1998, the Company acquired the facility by acquiring all of the ownership interest in the limited liability company for a price equal to the balance due on the Facility Loan, thereby generating no profits for the owners of the limited liability company. The Company paid the Facility Loan in full upon the acquisition of the limited liability company, thereby terminating Mr. Clinton's guaranty. As a result of the agreement to pay a fee to Mr. Clinton for his guaranty, the Company issued to Mr. Clinton a total of 11,226 shares of Common Stock. The Company also retained the services of a development company with respect to the construction and development of the facility, and paid a development fee of approximately $165,000 for its services. The development company is owned by Stephen Sanders, an individual who is related to J.D.
Clinton. The Board of Directors of the Company approved the development agreement and determined that the agreed upon fee was in an amount considered normal and typical in the industry for the type of services to be rendered.

         In February 1995, the Company entered into a financing lease transaction with Brownsville Auto Leasing Corporation whereby the Company leased the transmitter for WMFP(TV). The monthly principal payments on the lease were $9,700 and the outstanding balance on the lease at December 31, 1997, was $349,700. James P. Clinton, the brother of J.D. Clinton, is a principal of Brownsville Auto Leasing Corporation. This financing transaction was terminated in April 1998, when the Company acquired the transmitter from the lessor at the price agreed upon in the lease agreement.

     In connection with the relocation of Kent E.Lillie's primary residence from Atlanta, Georgia, to Nashville, Tennessee, the Company has made an interest-free loan to Mr. Lillie in the principal amount of $800,000. See "Employment Agreements -- Kent E. Lillie" in Item 12 above..

         On September 1, 1999, the Company entered into a lease agreement with INSOUTH Bank under which the Company will lease approximately 9,244 square feet of office space in a commercial building which is adjacent to the main offices of the Company in Nashville. The lease is for a term of five (5) years, with renewal options, at a lease rate that was determined by the Company to be comparable to the lease rates for comparable space in the area. J.D. Clinton is the controlling shareholder of INSOUTH Bank.

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

                           The Index to Exhibits is at page 82.

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
                                        ==============        ===============          ==============        ============




INDEX TO EXHIBITS


Exhibit
No.                      Description


3(i).4 Restated Charter, recorded August 13, 1999, filed as Exhibit 3(i).4 to the Annual Report on Form 10-K filed August 31, 1999, and incorporated herein by this reference.

3(ii).1 Restated Bylaws, adopted July 21, 1999, filed as Exhibit 3(ii).1 to the Annual Report on Form 10-K filed August 31, 1999, and incorporated herein by this reference.


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

10.52 Asset Purchase Agreement between Shop At Home, Inc., and Paxson Communications regarding WBPT(TV), Bridgeport, Connecticut, dated February 26, 1999, filed as Exhibit 10.46 to the Current Report on Form 10-Q/A filed May 14, 1999, and incorporated herein by this reference.

10.53           1999  Employee Stock Option Plan, filed as Exhibit  10.53 to the
                Annual  Report  on   Form  10-K  filed   August  31,  1999,  and
                incorporated herein by this reference.

10.54*          Employment Agreement with Kent E. Lillie and Shop At  Home, Inc.
                dated January 27, 1999.

10.55*          Employment Agreement with Arthur D. Tek and Shop  At  Home, Inc.
                dated February 25, 1999.

10.56*          Lease Agreement with InSouth Bank dated September 1, 1999.

11 Schedule of Computation of Net Income Per Share (in Note 12 to Consolidated Financial Statements of the Company for the period ended June 30, 1999, included herein.

21*             Subsidiaries of the Company.

27*             Financial Data Schedule.  (For SEC Use Only)


*  Filed herewith

SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No.1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOP AT HOME, INC.


By:    /s/  Arthur D. Tek                                Date:   10/28/99
         Arthur D. Tek
         Executive Vice President and
         Chief Financial Officer

Exhibit 10.54

                                 KENT E. LILLIE
                              EMPLOYMENT AGREEMENT


         This Employment Agreement, dated as of January 27, 1999, is by and between Shop at Home, Inc., a Tennessee corporation (the "Corporation"), and Kent E. Lillie, an individual residing in the State of Tennessee.


                              W I T N E S S E T H:

         WHEREAS, the Corporation engages in the business of the retail sale of merchandise by sales presentations broadcast and distributed directly to potential customers by cable, broadcast and satellite television transmissions and by Internet, commonly known as the "shop at home business," and in the business of the ownership and operation of television stations;

         WHEREAS, Employee is currently the President and Chief Executive Officer of the Corporation, pursuant to the Employment Agreement dated July 1, 1997;

         WHEREAS, the Corporation recognizes that the Employee is a valuable employee of the Corporation who is directly responsible for the Corporation's growth and financial success; and

         WHEREAS, the parties hereto desire to enter into a newly negotiated agreement for the Corporation's employment of Employee on the terms and conditions hereinafter stated, with the intention to replace all previous employment agreements in their entirety.

         NOW, THEREFORE, for and in consideration of the premises and the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

         1. Employment and Term. The Corporation hereby employs Employee as its President and Chief Executive Officer to perform such services and duties as the Board of Directors of the Corporation may from time to time designate during the term hereof, and Employee accepts such employment, all subject to the terms and conditions of this Agreement. Employee's employment under the terms of this Agreement shall commence on February 1, 1999 and shall be for a term of five (5) years (the "Term"). Employee's employment under this Agreement shall be extended automatically for successive additional two (2) year terms after the initial term unless either party gives written notice to the contrary to the other at least ninety (90) days prior to commencement of any such renewal term.


         2. Termination. The Corporation may terminate Employee's employment under this Agreement at any time during the Term (a) for Cause (as hereinafter defined) or (b) if Employee becomes Completely Disabled (as hereinafter defined). This Agreement shall terminate automatically upon the death of the Employee. Upon proper termination of the Employee, except as provided in subsections 4(c)-(d), Employee shall not be entitled to receive any further compensation or benefits from the Corporation, and except in the case of the death of the Employee, in which event the Corporation shall continue to pay to the Employee's estate or personal representative his Base Salary for a period of one (1) year.

         3. Duties. Employee, during the term of this Agreement, will devote his full-time attention and energies to the diligent performance of his duties as an employee of the Corporation. During the term of this Agreement, Employee will not accept employment with any other Person, or engage in any venture for profit which the Corporation may consider to be in conflict with its best interest or to be in competition with its business or which may interfere with Employee's performance of his duties hereunder.

         4.  Compensation.

                  (a) The Corporation will pay to Employee as compensation for the services to be performed by him hereunder an annual salary of $225,000.00 (the "Base Salary"), payable in equal installments, subject to increase from time to time by the mutual agreement of the parties hereto.


                  (b) As additional compensation, the Corporation will pay to Employee an annual bonus paid on a quarter basis within sixty (60) days of the end of each fiscal quarter, and provided that his employment has not been terminated by Employee or by Employer in accordance with Section 2 hereof prior to the last day of the fiscal quarter. Each quarterly bonus shall be equal to the greater of (i) ten percent (10%) of the increase of the Corporation's net income over the same quarter of the previous fiscal year, or (ii) five percent (5%) of the Total Cash Flow (as defined below) for such quarter. For these purposes, Total Cash Flow shall be the net income, plus depreciation and amortization. The parties agree that the Corporation's quarterly financial statements as filed on Form 10-Q with the Securities and Exchange Commission shall be used as the basis upon which to determine the amount of any additional compensation under this subsection. In the event that the Corporation later elects or is required to revise its quarterly financial statements, the parties agree to cooperate to make any necessary adjustments in the additional compensation, with the intention being to finally balance such additional compensation against the annual financial statements prepared by the Corporation's accountants in accordance with generally accepted accounting practices. Such annual financial statements shall be conclusive as to the total amount, if any, of such quarterly bonuses due.

                  (c) If, within 24 months after the occurrence of a Change of Control, the Corporation elects to terminate Employee's employment hereunder for any reason, or if the Employee elects to terminate this Agreement by resignation, the Corporation shall continue to pay Employee an amount equal to the total amount of cash compensation paid to Employee during the 24 month period immediately prior to the date of termination. This payment shall be paid in a lump sum payment within thirty (30) days after the date of the Employee's termination.

                  (d) In the event the Corporation terminates for Cause as defined in Section 7(b), the Corporation shall continue to pay Employee's Base Salary and car allowance in the amount and manner herein provided for a period of 12 months from the date of termination.

         5.  Other Benefits.

                  (a) The duties to be performed by Employee under this Agreement will require the regular use of an automobile, and the parties agree that Employer shall, in lieu of furnishing Employee with a company car or reimbursing Employee for expenses incurred for use of his personal automobile, pay Employee a monthly automobile allowance of $1,000.00. Neither the payments to Employee nor any other terms of this Agreement are intended or shall make Employee the owner, bailee, or lessee of any automobile utilized by Employee.

                  (b) The Corporation will reimburse Employee for all expenses incurred (other than for automobile use) in the course and scope of the Corporation's business, upon the presentation by Employee, from time to time, of an account of such expenditures, setting forth the purposes for which incurred, and the amounts thereof, together with such receipts showing payments as Employee has reasonably been able to retain.

                  (c) The Corporation shall provide Employee with health, life and disability insurance pursuant to its group insurance plan as now or hereafter in effect. In addition, Employee shall receive vacation and holiday benefits in accordance with the Corporation's policies as now or hereafter in effect.

                  (d) The Corporation will pay the reasonable cost of a country club membership and the recurring periodic fees for the Employee.


         6. Stock Options. The Corporation will grant to Employee a non-qualified (as defined by the Internal Revenue Code) option to purchase up to 500,000 shares of the Corporation's Common Stock, $.0025 par value, at an exercise price of $11.81 per share, subject to the vesting schedule set out in the following sentence. Effective on the date of this Agreement, the option to purchase up to 100,000 shares of Common Stock, of the above total of 500,000 shares, shall vest on the date of this Agreement, and an option to purchase an additional 100,000 shares shall vest on the anniversary date for each of the following four years. An option to purchase shares shall terminate five (5) years after the date of the vesting of the option if not exercised on or prior to that date. The form of such options shall be in accordance with the typical form of such options previously granted by the Corporation to Employee. In the event Employee resigns, or the Corporation terminates Employee for Cause, Complete Disability, or death, all of Employee's rights with respect to such options not yet vested shall terminate. In the event the Employee resigns within twenty-four (24) months of the occurrence of a Change of Control, or the Corporation terminates Employee at any time for any reason other than for Cause, Complete Disability, or death, all of Employee's rights with respect to options not yet vested, shall vest as of the date of termination.


         7. Definitions. For purposes of this Agreement the following terms shall have the meanings specified below:


                  (a) "Accounts" - All commercial accounts to which the Corporation (including Employee) has heretofore purchased or hereafter purchases products or services relating to the Corporation Business at any time during the two-year period preceding termination or expiration of Employee's employment. For purposes of this Agreement, an Account shall be deemed to be located at the address of the Account with which the Corporation regularly deals.


                  (b) "Cause" shall mean any one of the following:

                           [1]      The Employee  commits an act of  dishonesty,
                                    embezzlement    or   fraud    against    the
                                    Corporation.

                           [2]      The   Employee   competes,   in   a   manner
                                    prohibited  by  this  Agreement,   with  the
                                    Corporation.

                           [3] The Employee fails to use his best efforts on behalf of the Corporation, or conducts himself in a manner substantially detrimental to the Corporation, including without limitation, if the Employee breaches any of his obligations under this Agreement and fails or refuses to comply with the provisions of this Agreement within five (5) days after receipt of written notice from the Corporation by Employee detailing such failure or refusal and the steps necessary to remedy that failure.

                           [4] Employee is convicted of a misdemeanor involving dishonesty, breach of trust or moral turpitude, or is convicted of any felony.

                           [5] Employee engages in the illegal use of any drug.

                           [6] Any state or federal regulatory agency or court of competent jurisdiction issues an order requiring the Employee's removal from any duties or responsibilities for the Corporation.


                  (c) A "Change of Control" shall be an event (i) that results in any person, including its affiliates, owning or otherwise having voting control with respect to directors of the Corporation, of more of the issued and outstanding stock of the Corporation or any successor entity than SAH Holdings, L.P. and its affiliates (Global Network Television, Inc., Clinton Investments, L.P. or J.D. Clinton) or (ii) J.D. Clinton is not elected to, or is removed from, the Board of Directors of the Corporation (other than by the mutual decision of J.D. Clinton and Employee) or (iii) as defined in Article 1.2 of that certain Stock Option Agreement between the Corporation and Employee dated as of January 27, 1999.

                  (d) "Corporation Business" - shall mean the business of retail sales of merchandise by sales presentations broadcast directly to potential customers over broadcast stations, by cable and by satellite television transmissions, or distributed over the internet, commonly known as the "shop at home business," and shall also include the ownership or operation of one or more television broadcast stations.

                  (e) The "Corporation's Territory" shall be deemed to be North America.

                  (f) "Complete Disability" - Employee's inability, due to illness, accident or any other physical or mental incapacity, to perform the duties provided for herein for an aggregate of 90 days within any period of 240 consecutive days.

                  (g) "Confidential Information" - Names, addresses, telephone numbers, contact persons and other identifying information relating to Accounts and information with respect to the needs and requirements of Accounts for the Corporation's products and services; rate and price information on products and services provided by the Corporation to its Accounts; all business records and personnel data relating to the Corporation's employees, including compensation arrangements of such employees; any trade secrets or other confidential information licensed to, obtained, developed or purchased or otherwise possessed by the Corporation or licensed by the Corporation to others; any other trade secrets or confidential information used or obtained by Employee in the course of his employment hereunder from any officer, employee, agent or representative of the Corporation or any division, subsidiary or affiliate of the Corporation or otherwise, information contained in any confidential documents prepared by or for the Corporation and its employees or agents at the Corporation's expense, on Corporation time or otherwise in furtherance of the Corporation Business, and other confidential information used or obtained by Employee in the course of his employment with the Corporation; financial information with respect to the Corporation Business; and information with respect to the Corporation's suppliers, and the source and availability of the supplies, equipment and materials used in the Corporation Business; provided, however, that Confidential Information shall not include: (i) any information that shall become generally known to the industry through no fault of Employee; (ii) any information that shall be disclosed to Employee by a third party (other than an officer, employee, agent or representative of the Corporation or any division, subsidiary or affiliate of the Corporation) having legitimate and unrestricted possession thereof and the unrestricted right to make such disclosure; or (iii) any information that Employee can demonstrate was within his legitimate and unrestricted possession prior to the time of his employment by the Corporation. All Confidential Information shall be contractually subject to protection under this Agreement whether such information would otherwise be regarded or legally considered "confidential" and without regard to whether such information constitutes a trade secret under applicable law or is separately protectable at law or in equity as a trade secret.

                  (h) "Person" - Any individual, corporation, bank, partnership,
joint  venture,   association,   joint-stock  company,   trust,   unincorporated
organization, governmental authority or other entity.

         8.  Covenants Against Unfair Post-Termination Competition.

                  (a) Covenant Against Disclosure or Use of Confidential Information. In consideration of his employment hereunder, Employee agrees that, for a period of two (2) years immediately after the termination or expiration of his employment hereunder, he will not:

                                   [1] disclose to any Person,

                                   [2] use in  soliciting  the  patronage of any
                                    Person for the purpose of providing products or services of the kind provided in the Corporation Business, or

                                   [3] otherwise use for his own  purposes,  any
                                    Confidential    Information    obtained   by
                                    Employee while employed by the  Corporation;
                                    provided,  however,  that  Employee may make
                                    disclosures  required  by a valid  order  or
                                    subpoena issued by a court or administrative
                                    agency of  competent  jurisdiction.  In such
                                    event,  Employee  will  promptly  notify the
                                    Corporation  of such  order or  subpoena  to
                                    provide the  Corporation  an  opportunity to
                                    protect its interest.  Employee shall not be
                                    bound by this  Section if the  payments  and
                                    benefits described in Section 4(c) or (d) to
                                    which  Employee  shall be  entitled  are not
                                    current;   the  Employee  has  notified  the
                                    Corporation   of  that   default,   and  the
                                    Corporation   has  not  cured  that  default
                                    within thirty (30) days from the date of notice.

                  (b) Covenant Against Post-Termination Competition. In consideration of Employee's employment by the Corporation, Employee agrees that, for a period of two (2) years immediately after the termination or expiration of his employment hereunder, he will not, directly or indirectly, individually or on behalf of any Person:

                                    [1]  solicit  any Account for the purpose of
                           selling or providing to the Account products or services of the same kind as provided by the
                           Corporation during Employee's employment by the Corporation; or

                                    [2] provide services of the type provided by
                           Employee to the Corporation to any Person which is then engaged in the Corporation Business; or

                           [3] enter into the employ of or render any service to or act in concert with any person, partnership, corporation or other entity engaged in the Corporation Business within the Corporation's Territory; or

                           [4] become interested in the Corporation Business, as a proprietor, partner, shareholder, director, officer, principal, agent, employee, consultant or in any other relationship or capacity; provided, that Employee may own up to 5% of the outstanding shares of any company which is a reporting company with the U.S. Securities and Exchange Commission.

         This Section shall survive the expiration or termination of this Agreement for any reason.

         Notwithstanding any of the preceding provisions, the agreement of the Employee not to compete with the Corporation after his termination shall be void and unenforceable after the occurrence of a Change of Control.

         9.  Inventions, Discoveries and Improvements.

                  (a) Disclosure to Corporation. Employee will promptly disclose in writing to the Corporation any and all inventions, discoveries and improvements, directly or indirectly related to the Corporation Business, whether conceived or made solely by Employee or jointly with others during the period of Employee's employment hereunder. All of Employee's right, title and interest n and to all such inventions, discoveries and improvements developed or conceived by Employee during the period of his employment shall be the sole property of the Corporation.

                  (b) Documents of Assignment. At the Corporation's request and expense, both during and subsequent to Employee's employment hereunder, Employee will promptly execute a specific assignment of title to the Corporation of each invention, discovery or improvement belonging to the Corporation and will perform all other acts reasonably necessary to enable the Corporation to secure a patent therefor in the United States and in foreign countries, and to maintain, defend and assert such patents. This Section shall survive the expiration or termination of this Agreement.

                  (c) Prior Inventions. Any inventions, discoveries or improvements, patented or unpatented, that Employee can demonstrate were conceived or made by him prior to the date hereof shall be excluded from the provisions of this Section.

         10. Return of Client Lists, Other Documents and Equipment. Upon the termination or expiration of his employment hereunder, Employee shall deliver promptly to the Corporation all Corporation files, customer lists, memoranda, research, drawings, blueprints, Corporation forms and other documents supplied to or created by him in connection with his employment hereunder (including all copies of the foregoing) in his possession or control and all of the Corporation equipment and other materials in his possession or control. Employee acknowledges that all items described in this Section are and will remain at all times the sole and exclusive property of the Corporation.

         11. Survival of Restrictions. Notwithstanding the breach of any of the provisions of this Agreement by either party hereto, all of the provisions of Sections 8, 9 and 10 of this Agreement shall survive the termination or expiration of Employee's employment with the Corporation and shall continue in full force and effect in the same manner and to the same extent as if they were set forth in a separate agreement between the Corporation and Employee, and all of such provisions shall be binding on the heirs, legatees and legal representative(s) of Employee.

         12. Hold Harmless. Employee and the Corporation covenant and agree that they will indemnify and hold harmless the other from (i) any and all losses, damages, liabilities, expenses of claims resulting from or arising out of any nonfulfillment by the defaulting party of any material provision of this Agreement, and (ii) any and all losses or damages resulting from the defaulting party's malfeasance or gross negligence.

         13. Contract Nonassignable. The parties acknowledge that this Agreement has been entered into due to, among other things, the special skills of Employee, and agree that this Agreement may not be assigned or transferred by Employee, in whole or in part, without the prior written consent of the Corporation. This Agreement shall be binding and shall inure to the benefit of the Corporation and its successors and assigns.

         14. Notices. All notices, requests, demands and other communications required or permitted hereunder shall be in writing and shall be deemed to have been duly given if delivered or mailed, first class, certified mail, postage prepaid:

          To Corporation:  Shop At Home, Inc.
                           5388 Hickory Hollow Parkway
                           Antioch, Tennessee 37013
                           Attention: General Counsel

          To Employee:     Kent E. Lillie
                           4362 Chickering Lane
                           Nashville, Tennessee 37215

         15. Cumulative and Severable Nature of Rights and Agreements. Employee acknowledges and agrees that the Corporation's various rights and remedies in this Agreement are cumulative and nonexclusive of one another and that Employee's several undertakings and agreements contained herein, including, without limitation, those contained in Sections 8(a), 8(b), 9 and 10 of this Agreement, are severable covenants independent of one another and of any other provision or covenant of this Agreement. Employee agrees that the existence of any claim by him against the Corporation, whether predicated on this Agreement or otherwise, shall not constitute a defense to enforcement by the Corporation of any or all of such provisions or covenants. If any provision or covenant, or any part thereof, of this Agreement should be held by any court to be invalid, illegal or unenforceable, either in whole or in part, such invalidity, illegality or unenforceability of the remaining provisions or covenants, or any part thereof, of this Agreement, all of which shall remain in full force and effect.

         16. Waiver. Failure of either party to insist, in one or more instances, on performance by the other in strict accordance with the terms and conditions of this Agreement shall not be deemed a waiver or relinquishment of any right granted in this Agreement or of the future performance of any such condition or of any other term or condition of this Agreement, unless such waiver is contained in a writing signed by the party making the waiver.

         17. Amendments and Modifications. This Agreement may be amended or modified only by a writing signed by both parties hereto.

         18. Execution to Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same instrument.

         19.  Headings.   The  headings  set  out  in  this  Agreement  are  for
convenience of reference and shall not be deemed a part of this Agreement and shall not affect the meaning or construction of any of the provisions her

                  20. Entire Agreement. This Agreement (including the documents referred to herein) constitutes the entire agreement among the parties and supersedes any prior understandings, agreements, or representations by or among the parties, written or oral, to the extent they related in any way to the subject matter hereof.

         21. Governing Law. This Agreement shall be governed by and construed in accordance with the domestic laws of the State of Tennessee without giving effect to any choice or conflict of law provision or rule (whether of the State of Tennessee or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Tennessee.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

EMPLOYER:                                        EMPLOYEE:

SHOP AT HOME, INC.


By:  J.D. CLINTON, Chairman                      KENT E. LILLIE

EXHIBIT 10.55

                              EMPLOYMENT AGREEMENT
                                  Arthur D. Tek
              Executive Vice President and Chief Financial Officer

         This EMPLOYMENT AGREEMENT made as of this day of February 25, 1999, (this "Agreement") by and between Shop At Home, Inc., a Tennessee corporation with its principal place of business 5388 Hickory Hollow Parkway, Nashville, Tennessee 37013-3128, its successors and assigns (herein the "Network") and Arthur D. Tek, an individual, currently residing at the address set forth in
Section 24 (the "Executive") (collectively, the "Parties").

         WHEREAS, Network desires to employ Executive as Executive Vice President and Chief Financial Officer, and the Parties desire to enter into this agreement to secure Executive's employment as Executive Vice President and Chief Financial Officer during the term hereof, all on the terms and conditions set forth herein;

         WHEREAS, Network understands that Executive has a present contract with Paxson Communications Corporation (herein "Paxson") that contains a noncompete clause that may be applicable to the Executive accepting this position with the Network, therefore this Agreement, and any offer of employment, is contingent upon the Executive obtaining a valid release in such form as may be acceptable to the Network from Paxson releasing him from the provisions of his noncompete clause of his Employment contract with Paxson. It is a condition precedent to this Agreement that the Executive obtain a valid waiver from Paxson's noncompete clause. Executive shall deliver such release to the Network simultaneously with his execution of this Agreement.

         WHEREAS, Network agrees to employ the Executive and the Executive agrees to serve the Network as Executive Vice President and Chief Financial Officer based primarily at the Network's offices referenced above on the terms and conditions hereinafter set forth.

         NOW, THEREFORE, the Parties agree as follows:

         1. TERM. Employment of the Executive by the Network pursuant to this Agreement will be for a five (5) year period commencing the Start Date, unless terminated sooner pursuant to Section 11 below (the "Term of Employment"). The Start Date shall be March 15, 1999, or earlier.

         2. DUTIES. Subject to the direction and control of the President and Chief Executive Officer, and such other senior executive officer as the Chairman of the Board may direct to whom Executive will report, the Executive shall have all of the power and authority inherent in the position of Executive Vice President and Chief Financial Officer and shall supervise and be responsible for the operations and management of the Network and its subsidiaries. The Executive shall also have such other executive powers and duties, consistent with his responsibilities as Executive Vice President and Chief Financial Officer, as may, from time to time, be prescribed by the Chairman of the Board and the President and Chief Executive Officer. The Executive agrees to render his services under this Agreement loyally and faithfully, to the best of his abilities and in substantial conformance with all laws, rules and Network policies, and in connection therewith, will not improperly or without good cause, in the best interest of the Network, disclose any trade secrets or other confidential information of the Network. Without limiting the foregoing, except as expressly modified herein, Executive shall be subject to all of the Network's policies as well as the following:

                  (a)   Executive   will   comply   with  all  the  Network  and
         professional standards governing Executive's objectivity in the performance of Executive's duties, including restrictions on outside activities, investments, business interests, or other involvements which could compromise Executive's objectivity or create an impression of conflict of interest. Executive will not, without the prior approval of the President and Chief Executive Officer, accept any gift, compensation, or gratuity (which excludes business meals and entertainment received by Executive in the ordinary course of business) from any person or entity with which the Network or any of its broadcast properties is or may be in competition or in any instance where there is a stated or implied expectation of favorable treatment of that person or entity. Executive will not, without the prior written approval of the President and Chief Executive Officer, take advantage of any business opportunity or situation or engage in any enterprise or venture of which the Network may have an interest on his or her own behalf, if said business opportunity or situation, enterprise or venture is related in any way to or is similar to the business of the Network.

                  (b) In performing Executive's duties under this agreement, Executive shall conduct himself with due regard to social conventions, public morals and standards of decency, and will not cause or permit any situation or occurrence which would tend to degrade, scandalize, bring into public disrepute, or otherwise lower the community standing of Executive or the Network's public image.

3. BASE SALARY. Network will pay the Executive a base salary (the "Base Salary"), to be paid on the same payroll cycle as other salaried employees of the Network, at an annual rate for 1999 of $175,000.

4. RAISES TO BASE SALARY. The Base Salary may be subject to annual increases pursuant to an annual performance evaluation by and upon the discretion of the President & Chief Executive Officer on the anniversary date of this Agreement.

5. STOCK OPTIONS. The Executive will be granted 150,000 stock options priced at the Executive's Start Date with the first twenty percent (20%) vesting immediately and the balance vesting at sixteen percent (16%) over the next five
(5) years pursuant to the form of the Stock Option Agreement  attached hereto as
Exhibit 1.

6. BONUS. In addition to the Base Salary and stock options, the Network will develop a bonus plan for the Executive similar to the one in existence for the President and Chief Executive Officer tied to the performance of the Network which may provide the Executive up to an additional $75,000 a year (the "Bonus Plan"). This Bonus Plan shall be reduced to writing within two (2) weeks from the Start Date and shall be attached to this Agreement.

7. STANDARD BENEFITS. During the Term of Employment, the Executive shall be eligible to participate in all employee benefit plans and arrangements now in effect or which may hereafter be established, which are generally available to other senior executives of the Network, including, without limitation, all life, group insurance and medical plans and all disability, retirement and other employee benefit plans of the Network, as long as any such plan or arrangement remains generally applicable to other senior executives of the Network.

8. EXPENSES. The Executive shall be reimbursed for all reasonable expenses incurred by him in the discharge of his duties, including, but not limited to, expenses for entertainment and travel. The Executive shall account to the Network for all such expenses on the standard reimbursement forms and pursuant to the Network's generally applicable reimbursement policies.

9. MOVING EXPENSES. The Network will pay the Executive's reasonable and necessary moving expenses in moving from Florida to Nashville. These moving expenses shall include any broker's fee incurred in selling the Executive's residence in Florida.

10. LODGING EXPENSES. Network will pay the Executive's lodging expenses until Executive is able to move his family from Florida, such period in no event to exceed six (6) months following the Start Date. Such lodging shall consist of the rental of a furnished apartment that shall be mutually agreeable to the parties.

11.  TERMINATION.   Notwithstanding  the  provisions  of  Paragraph  1  of  this
Agreement, the Executive's Term of Employment pursuant to this Agreement shall terminate on the earliest of the following dates:

                 (a) FOR CAUSE. The date the President and Chief Executive Officer or the Chairman of the Board chooses to give the Executive notice of termination of his employment "for cause" ("Termination For Cause"). The term "For Cause" as used in this Agreement shall mean the occurrence of any of the following events:

                           (i) Executive's  arrest or civil  prosecution for the
                  commission of (A) a felony, (B) any criminal act with respect to Executive's employment (including but not limited to any criminal act involving a violation of the Communications Act of 1934, as amended, or regulations promulgated by the Federal Communications Commission), (C) any act that materially threatens to result in suspension, revocation, or adverse modification of any FCC license of any broadcast station owned by any affiliate of the Network or would subject any such broadcast station to fine or forfeiture; or (D) any material violation of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended.
                           (ii) Executive's taking of any action or inaction which would cause the Network to be in default under any material contract, lease or other agreement;
                           (iii) Executive's dependence on alcohol or illegal drugs;
                           (iv) Failure or refusal to perform according to or follow the lawful policies and directives of the Chairman of the Board or the President and Chief Executive Officer;
                           (v) Executive's misappropriation, conversion or embezzlement of the assets of the Network or any affiliate of the Network;
                           (vi)  A  material   breach  of  this   Agreement   by
                  Executive, including engaging in action in violation of Paragraph 2 of this Agreement; or
                           (vii) Any  representation  of Executive in Section 15
                  of this Agreement being false when made; or
                           (viii)The Executive voluntarily, including retirement, ceases his employment with the Network at a time when the Network is not in material breach of this Agreement.

                  In the event of a termination under this subparagraph (a), other than pursuant to clause (a)(viii), the Network shall notify the Executive of its intentions to terminate his employment and the specific reason(s) therefore, and the Executive, on at least ten (10) business days notice, shall have an opportunity to respond thereto; and, provided further, if the basis for such termination is susceptible of being cured by the Executive, the Network shall afford the Executive a reasonable period, not to exceed 60 days, to effect such cure, and the Executive's employment may not be terminated during said period.

                  In the event of termination for Cause, the Network will be released from all further obligation to the Executive under this Agreement, except for such salary as may have been earned or any Bonus Awards made but not paid prior to the termination;

(b) FOR CONVENIENCE. The date on which the President and Chief Executive Officer or the Chairman of the Board chooses to notify the Executive that such person, in his/her sole discretion, has determined that it is in the best interest of the Network to terminate the Executive's employment ("Termination For Convenience"). In the event of such termination, the Executive will continue to be paid the Executive's Base Salary then in effect for one (1) year unless the Executive accepts a position with another company. In such an event, the Network would only pay the severance to the date on which the Executive accepts a position with another company.

(c) NETWORK'S BREACH. The date on which the Executive terminates his employment because the Network has materially breached this Agreement ("Termination For Network's Breach"). In such case, the Executive shall notify the Network of his intentions to terminate his employment and the specific reason(s) therefor, and the Network, on at least ten (10) business days notice, shall have an opportunity to respond thereto; and, provided further, if the basis for such termination is susceptible of being cured by the Network, the Executive shall afford the Network a reasonable period, not to exceed 60 days, to effect such cure, and the Executive may not terminate his employment during said 60 day period. In the event of such termination, and if the Network does not challenge whether it breached the Agreement the Executive will continue to be paid Executive's Base Salary then in effect for one (1) year or until the Executive accepts a position with another company. If the network challenges the assertion that it breached the Agreement, then it shall only owe the Base Salary for one (1) year or until the Executive accepts a position with another company, if the Executive prevails in showing that the Network breached this Agreement.

(d) EXPIRATION OF TERM. The expiration of the Term of Employment as described in Section 1 of this Agreement ("Termination for Expiration of Term"). Before the expiration of the term the parties may extend the term of this Agreement by mutual agreement. If the Network elects not to extend the term, then the Executive shall be entitled to be paid Executive's Base Salary then in effect for one (1) year or until the Executive accepts a position with another company. Otherwise, the Network will have no further liability to the Executive hereunder and no further payments will be made to him, except for any Bonus Awards given but not paid as of such termination, and except to the extent that the Executive qualifies for benefits under any employee benefit plan available to the Executive as provided in Section 7.

12. NONCOMPETE COVENANTS. In consideration of this Agreement the Executive specifically agrees that during his or her employment, and in the event of Termination For Cause or Termination for Expiration of Term, he will not for a period of one (1) year from the date of such termination, directly or indirectly, work for any person or entity engaged in the home shopping broadcasting business or engaged in any e-commerce internet based business ("Competitor") or engage in any relationship with such Competitor including but not limited to that of owner, partner, director, officer, principal, agent, employee, consultant, or in any other similar position or relationship with a Competitor ("Covenant Not to Compete"). In the event of Termination For Conveneience or Termination For Network's Breach, the Executive shall not be subject to this Covenant Not to Compete.

                  (a) Executive agrees that the Covenant Not to Compete is a material part of Executive's obligations under this Agreement for which the Network has agreed to compensate Executive as provided in this Agreement. Accordingly, if Executive at any time materially breaches this Covenant Not to Compete and the Network is in compliance with all of its obligations hereunder then all rights of Executive to compensation under this Agreement shall immediately terminate, Network shall have no further liability to Executive and no further payments (if any are otherwise required to be made) shall be required to be made to Executive.
                  (b) Executive expressly agrees that the services he will render are of a special and extraordinary character that gives them a unique value; that the loss of such services could not be reasonably or adequately compensated by an action for damages; and that the Network may enforce this noncompete covenant without proof of actual damages. Executive expressly agrees that his services have special and unique value to the Network and that the Network would be irreparably injured by a breach of this Section. Further, Executive acknowledges the legitimate business interest of the Network in the protection of its trade secrets, confidential business lists and records, viewer/client goodwill and the training provided during employment. Necessarily, then, any relationship of Executive with another Competitor would involve the transfer of one or all of these items to that entity. The Executive agrees that the provisions in this Section are reasonably necessary for the protection of the Network's business; that they are not unreasonably restrictive of his rights; and that he does not feel that any of these restrictions placed upon him are prejudicial to the public interest.
(d) If the Covenant Not to Compete in this Section is held to be unenforceable in any jurisdiction because of the duration or scope thereof, the court making such determination shall have the power to reduce the duration and/or scope of the provision or covenant, and the provision or covenant in its reduced form shall be enforceable;
         provided, however, that the determination of such court shall not affect the enforceability of this Section in any other jurisdiction.
(e) Executive acknowledges that the provisions of this Covenant Not to Compete are necessary in order to protect the legitimate business interests of the Network, and that as such, the provisions of this Agreement are reasonably related to such end. Executive further acknowledges (1) in the event that his employment with the Network terminates for any reason, he will be able to earn a livelihood without violating the terms of this Agreement and (2) his ability to earn a livelihood without violating this Agreement is a material condition to his employment with the Network.

13. NO INDUCEMENTS. Executive further agrees during his employment and for a period of one (1) year following the Executive's last day of employment with the Network, that the Executive will not attempt, either directly or indirectly, to induce any other employee of the Network or its affiliates or subsidiaries to leave the Network.

14. NETWORK'S CONFIDENTIAL INFORMATION. Executive hereby agrees that he will not, during the course of his employment with the Network or at any time thereafter, communicate or disclose to any person or entity either directly or indirectly or under any circumstances, any proprietary knowledge or confidential information whatsoever acquired while an employee of the Network concerning the Network's operations or any other confidential information regarding the Network without the written consent of the Network.

15. EXECUTIVE REPRESENTATIONS. To induce the Network to enter into this Agreement and to employ Executive, Executive represents and warrants to the Network as of the date hereof and during the term of this Agreement the following:

(a) The execution, delivery and performance of this Agreement by Executive does not conflict with result in a breach of, or constitute a default under any covenant not to compete or any other agreement, instrument, or license, to which Executive is a party or by which Executive is bound.
(b)      Executive has not:
(i)               Been convicted of any felony;
(ii) Committed any criminal act with respect to Executive's current or any prior employment (including any criminal act involving a violation of the Communication Act of 1934, as amended, or regulations promulgated by the FCC);
(iii) Committed any act that materially threatened to result in suspension, revocation, or adverse modification of any FCC license of any broadcast station or which subjected any broadcast station to fine or forfeiture; or
(iv) Committed any material violation of the Securities Act of 1933 and the Securities Exchange Act of 1934 as amended.
(c) Executive is not dependent on alcohol or illegal drugs. Executive recognizes that the Network shall have the right to conduct drug testing of its employees and that Executive may be called upon in such a manner.

16. AGREEMENT OF CONFIDENTIALITY. Both during and after the Term of Employment, neither Party will disclose the financial terms of this Agreement to persons not involved in the operations of the business of the Network, except as required by applicable law, regulation, the rules or regulations of a stock exchange or association on which securities of the Network or any parent Network thereof are listed or legal process (including, without limitation, oral questions, interrogatories, requests for information or documents, subpoenas, civil investigative demands, orders, judgments or decrees). As to persons involved in the operations of the business of the Network, disclosure of such terms may be made only on a need-to-know basis. This restriction shall not apply to members of the Executive's immediate family nor to the Executive's professional advisers, lenders and investors, provided such persons agree to keep the financial terms confidential and not disclose them to third parties.

17. NO WAIVER. Any waiver by either Party or a breach of any provision of this Agreement shall no operate as to be construed to be a waiver of any other breach of such provision of this Agreement. The failure of a Party to insist upon strict adherence to any term of this Agreement on one or more occasions shall not be considered a waiver or deprive that Party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement.

18. MODIFICATION. Neither this Agreement nor any part of it may be waived, changed or terminated orally, and any amendment or modification must be in writing and signed by each of the Parties.

19. ASSIGNABILITY. This Agreement may be assigned by the Network and is not assignable by the Executive.

20. COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which shall, when executed, be deemed to be an original and all of which shall be deemed to be one and the same instrument.

21. TENNESSEE LAW AND VENUE. Executive agrees that this Agreement shall be governed by and construed in accordance the laws of the State of Tennessee, notwithstanding any conflicts of law doctrines of any jurisdiction to the contrary, and the Executive further agrees that any action to enforce this Agreement may be brought in the Circuit or Chancery Court of any Judicial District in Tennessee and the Executive specifically consents for himself and his property to the jurisdiction and venue of such courts and waives any right to claim that such courts are an inconvenient or improper forum.

22. ENTIRE AGREEMENT. This Agreement contains the entire understanding of the Parties relating to the subject matter of this Agreement and supersedes all other prior written or oral agreements. The Executive acknowledges that, in entering into this Agreement, he does not rely on any statements or representations not contained in this Agreement.

23. SEVERABILITY. Any term or provision of this Agreement which is determined to be invalid or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the remaining terms and provisions of this Agreement or affecting the validity or enforceability of any of the terms or provisions of this Agreement in any other jurisdiction.

24. NOTICES. Except as otherwise specifically provided in this Agreement, all notices and other communications required or permitted to be given under this Agreement shall be in writing and delivery thereof shall be deemed to have been made when such notice shall have been either (i) deposited in first class mail, postage prepaid, return receipt requested, or any comparable or superior postal or air courier service then in effect, or (ii) transmitted by hand delivery to the party entitled to receive the same at the address indicated below or at such other address as such party shall have specified by written notice to the other party hereto given in accordance herewith. The Executive agrees to give the Network copies of any such notices by facsimile to the facsimile numbers indicated below:

If to the Network:               Shop At Home, Inc.
                                 5388 Hickory Hollow Parkway
                                 Antioch, Tennessee 37013-3128
                                 Attention:  President & Chief Financial Officer
                                 Facsimile:  (615) 263-8081

With a copy to:                  Shop At Home, Inc.
                                 5388 Hickory Hollow Parkway
                                 Antioch, Tennessee 37013-3128
                                 Attention:   Executive Vice President
                                                   & General Counsel
                                 Facsimile:        (615) 263-8911

If to the Executive:


         IN WITNESS WHEREOF, this Agreement has been executed and delivered by the parties as of the first date written above.

EXECUTIVE                                  SHOP AT HOME, INC.



                                           By:
Arthur D. Tek                              Kent E. Lillie
                                           President & Chief Executive Officer



                      ADDENDUM TO THE EMPLOYMENT AGREEMENT
                                  Arthur D. Tek
              Executive Vice President and Chief Financial Officer


        This Addendum entered this the _____ day of September, 1999, amends the Employment Agreement of Arthur Tek that was originally entered on the 25th day of February 1999. The terms of the Employment Agreement are controlling except as specifically amended by this Addendum.

         Specifically, within two (2) years after a Change of Control as defined below, the Executive shall be entitled to be paid the Executive's Base Salary then in effect for a period of two (2) years or the remainder of the term of the Employment Agreement, whichever is shorter, from the date he either (a) resigns or (b) is terminated for any reason other than For Cause.

         Change of Control means: (a) the sale, lease, exchange or other transfer of all or substantially all of the assets of the Network (in one transaction or in a series of related transactions) to a person that is not controlled by the Network, (b) the approval by the Network's shareholders of any plan or proposal for the liquidation or dissolution of the Network, or (c) a change in control of the Network of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to
Item I (a) of the Current Report on Form 8-K, as in effect on the effective date of this Addendum, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, whether or not the Network is then subject to such reporting requirement; provided, however, that, without limitation, such a change in control shall be deemed to have occurred at such time as (i) any Person becomes after the date of this Addendum the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of 30% or more of the combined voting power of the Network's outstanding securities ordinarily having the right to vote at elections of Directors or (ii) individuals who constitute the Board of Directors of the Network on the date of this Addendum cease for any reason to constitute at least a majority thereof, provided that any person becoming a Director subsequent to such date whose election, or nomination for election by the Network's shareholders, was approved by a vote of at least a majority of the Directors comprising or deemed pursuant hereto to comprise the Board on the date of this Addendum shall be, for purposes of this clause (ii), considered as though such person were a member of the Board on the date of this Addendum or (iii) any person owns or controls more outstanding shares of Shop At Home common stock than J.D. Clinton.

         The Executive agrees that in the event he resigns because of a Change of Control, that he shall be subject to the terms of the Noncompete provisions spelled in Section 12 of his Employment Agreement for a period of two (2) years.

         IN WITNESS WHEREOF, this Agreement has been executed and delivered by the parties as of the first date written above.

EXECUTIVE                              SHOP AT HOME, INC.


                                       By:
Arthur D. Tek                          Kent E. Lillie
                                       President & Chief Executive Officer

EXHIBIT 10.56

                                 LEASE AGREEMENT
                                     BETWEEN
                       INSOUTH BANK and SHOP AT HOME, INC.

         This Lease Agreement, dated September 1st, 1999, is between INSOUTH Bank, a Tennessee banking corporation ("Lessor"), and Shop at Home, Inc., a Tennessee corporation ("Lessee").

                                Recital of Facts

         The following recitals are set forth for the purpose of stating the facts and circumstances which form the background and basis for this Agreement:

         [A] Lessor is the owner of certain real estate located in Davidson County, Tennessee, described on Exhibit A attached hereto, upon which it has constructed a commercial office building ("Building"), located at 5380 Hickory Hollow Parkway, consisting of two floors and approximately 42,500 square feet; and

         [B] Lessor wishes to lease to Lessee and Lessee wishes to take from Lessor a portion of the first floor of the Building as shown on the floor plan attached hereto as Exhibit B (the "Leased Premises").

                            Agreements of the Parties

         In consideration of the above recitals and the mutual terms and conditions set out herein, the parties agree as follows:

         1. PREMISES. Lessor hereby leases to Lessee, and Lessee hereby leases and accepts from Lessor the Leased Premises. The Leased Premises are conveyed subject to all easements, encumbrances and other matters of public record or matters known to Lessee.

         2. NET RENTABLE AREA. "Net Rentable Area", as used in this Lease, shall mean 9,244 square feet. This area has been computed by as follows:

                  a. All floor area computed from Lessor's architect's plans of the Building or, at Lessor's option, from field measurements, by measuring from the inside surface of the outer glass or finished column wall of the Building to the inside surface of the opposite outer wall, excluding only:

                           (i)      Stairs with their enclosing walls;

                           (ii) All elevator shafts and elevator machine rooms with their enclosing walls; and

                           (iii) Tank rooms, flues, vents, stacks, ducts, and pipe shafts with their enclosing walls, except those in columns and projections necessary to the Building and ducts, if any, in floor areas; and

                  b. A portion of the common areas of the Building allocated to the Lessee.

         3. TERM. The term (the "Term") of this Lease shall commence on the 1st day of occupancy or November 1st, 1999, whichever date is earlier ("Commencement Date"), and shall end at 6:00 p.m., Nashville, Tennessee time, on the last day of the preceding month of the Commencement Date, 2004. The Lessee shall have reasonable access to the Building to make the improvements to the Leased Premises, if the parties agree that Lessee can use its own contractor to make such improvements, beginning upon the execution of this Lease

         4. OPTION TO RENEW. Lessee shall have the right and option to renew the term of this Lease for five (5) additional terms of one year each, (together the "Renewal Terms"), commencing upon the expiration of the initial term hereof. Each Renewal Term will commence automatically, without further action of either the Lessor or the Lessee, unless the Lessee gives written notice to Lessor of its intention to terminate the Lease at the end of the then current term, which notice must be given at least 180 days prior to the end of the then current term. Any such renewal shall be subject to all of the terms and provisions of this Lease, except that Lessee shall have no right to extend the Lease beyond the five (5) Renewal Terms.

         5.       BASE RENTAL.

         During the Term of this Lease, Lessee shall pay a base annual rental in the sum of One Hundred Forty Seven Thousand Nine Hundred Twenty Five and No/Dollars $147,904.00) payable in installments of Twelve Thousand Three Hundred Twenty Five and 33/100 Dollars ($12,325.33) per month for each and every month during the said Term. This rental is based upon an annual rental rate of $16.00 per square foot of Net Rentable Area. During each year of the Renewal Terms, if the option to renew is exercised, the base annual rate, the monthly installments and the per square foot rate shall be as follows:


            Renewal Term                   Base Annual Rental         Monthly Rental        Sq. Foot Rate

      1st One Year Renewal Term                 $152,526                $12,710.50             $16.50

      2nd One Year Renewal Term                 157,148                 13,095.67               17.00

      3rd One Year Renewal Term                 161,770                 13,480.83               17.50

      4th One Year Renewal Term                 166,392                 13,866.00               18.00

      5th One Year Renewal Term                 171,014                 14,251.17               18.50


         The base annual rental as increased from Lease Year to Lease Year is hereinafter referred to as the "Base Rental". The words "Lease Year" shall mean a period of twelve successive months, with the first Lease Year beginning on the commencement date of the Term of this Lease.

         b. The Base Rental, together with any adjustments of rent provided for herein, shall be due and payable in twelve (12) equal installments on the first day of each calendar month during each year of the Term of this Lease and the Renewal Term of the Lease. Lessee agrees to pay the Base Rental to Lessor at Lessor's address as provided herein or at such other address as Lessor may designate from time to time. The Base Rental shall be paid monthly in advance. If the term of this Lease commences on other than the first day of a calendar month or terminates on other than the last day of the calendar month, then the installments of Base Rental for such month or months shall be prorated and the prorated installments shall be paid in advance as provided above.

         6. OPERATING EXPENSES. The Base Rental has been computed to take into consideration the payment of the Lessee's portion of the operating expenses for the Building, other than tenant electricity.

         7. RENT. Lessee shall pay to Lessor the Base Rental provided above and all other sums due under this Lease promptly, as provided in this Lease. Receipt of any payment by Lessor from Lessee after Lessor has learned of any breach of this Lease, terminated this Lease, commenced any suit to enforce this Lease, or obtained final judgment for possession of the Leased Premises, shall in no event be deemed a waiver of any of Lessor's rights under this Lease. Nor shall any such receipt be construed to reinstate, continue, or extend the term of this Lease.

         8. IMPROVEMENTS TO LEASED PREMISES. Lessee agrees to furnish Lessor with a detailed floor plan layout and working drawings reflecting the partitions and improvements desired by Lessee in the Leased Premises as soon as they are available and the Lessee shall not start the improvements until the Lessor has had reasonable time to review and approve such plans. By agreement of the parties the Lessor may allow the Lessee to improve the Leased Premises using its own contractor or may provide improvements directly. After receipt of said plans, Lessor will cause the Leased Premises to be prepared in accordance therewith, or if the Lessee is using its own contractor to make such improvements, that the Lessor shall have the right to review and approve the plans and the contractor, such approval not to be unreasonably withheld. If the Lessor is providing the improvements, the Lessor shall not be required to install any partitions or improvements that are not in conformity with the plans and specifications for the Building, a copy of which plans and specifications are attached to this Lease as Exhibit C and incorporated herein by reference, or which are not approved by Lessor's architect. If the Lessee uses its own contractor to make the improvements, it agrees to have any changes to the plans and specifications for the Building approved by the Lessor, such approval not to unreasonably withheld.

         The cost of all improvements in excess of $184,880.00, hereinafter referred to as the Tenant Cost Allowance, and the Tenant Work Letter to be agreed to by the parties, shall be paid by Lessee to Lessor as additional rent promptly upon being invoiced therefor. If the Lessee improves the Leased premises by using its own contractor, then the Lessor shall pay the improvements allowance to the Lessee's contractor as they are billed up to a maximum of $184,880.00, after which the Lessee will be responsible for paying any additional amounts. The taking of possession by Lessee shall conclusively establish that said improvements have been completed in accordance with approved plans and specifications therefor, and that the Leased Premises are in good and satisfactory condition at the time possession is taken. If the cost of all improvements for the Lessee does not equal $184,880.00, the parties agree to negotiate an equitable downward adjustment in Base Rental.

         9. USE, TERMINATION AND SURRENDER. Lessee shall use and occupy the Leased Premises as office space only, including computer and Internet operations, and for no other purpose. Lessee's use of the Leased Premises shall not violate any ordinance, law, recorded restrictions, government regulations, or the "Rules and Regulations" attached hereto as Exhibit D, and made a part hereof by reference. Lessee will, at Lessee's expense, take good care of the Leased Premises and the fixtures and appurtenances therein. Lessee shall neither cause nor allow any waste or injury of the Leased Premises. Lessee shall, at Lessee's expense, but under the direction of Lessor, promptly repair any injury or damage to the Leased Premises, the Building, or the land upon which the Building is located, caused by the misuse or neglect thereof by Lessee, by any persons allowed on the Leased Premises by Lessee, or by Lessee's moving in or out of the Leased Premises. Upon expiration or termination of this Lease, for any cause, Lessee agrees to deliver up and surrender to Lessor the Leased Premises in as good condition as at the date of possession by Lessee, ordinary wear and tear excepted. All alterations, additions, or improvements (including, but not limited to, carpets, draperies, and drapery hardware) made or installed by Lessee in or to the Leased Premises shall become the property of Lessor at the expiration of this Lease, unless the parties agree otherwise.

         Upon the termination of this Lease, Lessee will have removed all of Lessee's personal property which does not constitute an alteration, addition or improvement made to the Leased Premises and will have repaired all injury done by or in connection with removal of said personal property and surrender the Leased Premises (together with all keys to the Leased Premises) in as good a condition as they were at the beginning of the Term, ordinary wear and tear excepted.

         10. ALTERATIONS, ADDITIONS, AND IMPROVEMENTS. Lessee will not make any alterations, additions or improvements in or about the Leased Premises without the prior written consent of Lessor. Lessee will not do anything to or on the Leased Premises which will increase the rate of fire or other insurance on the Building or the Leased Premises or subject any such insurance to being void or suspended. If Lessee's acts, omissions, or occupancy of the Leased Premises causes the rate of fire or other insurance on the Building or Leased Premises to increase, Lessee shall pay, as additional rent, the amount of any increase in premium promptly upon demand by Lessor.

         In making any improvements or additions to the Leased Premises, Lessee shall use only contractors approved by Lessor. Lessee shall promptly pay any charges arising out of or in connection with the performance of any work allowed under this section, and shall keep the Leased Premises and the Building free and clear of any and all liens or other claims. Lessee agrees to indemnify and hold Lessor harmless from and against any and all losses, costs, damages, or liabilities resulting from or attributable to any liens or claims of liens for work done or materials furnished in connection with the Leased Premises. At Lessor's request, Lessee shall remove any lien or claim of lien within thirty
(30) days after notice from Lessor, by purchasing a cash or surety bond sufficient to discharge the lien claim. In having any improvements made to the Leased Premises pursuant to this section, Lessee shall be responsible for compliance with all lawful requirements, rules, regulations, and ordinances, including, without limitation, the Occupational Safety and Health Act and all amendments thereto.

         11. SUBORDINATION. This Lease is subject and subordinate to any Mortgage or Deed of Trust which may now or hereafter encumber the Building, and to all renewals, modifications, consolidations, replacements, or extensions thereof. This section shall be self-operative, without need for any further instrument of subordination in favor of any mortgagee. At Lessor's request, Lessee shall promptly execute any appropriate Estoppel Certificate, Attornment Agreement, or other similar instrument which Lessor or any mortgagee may request. Upon the request of any party succeeding to the interest of Lessor as a result of the enforcement of any Deed of Trust or Mortgage upon the Building, Lessee shall automatically become the tenant of such successor-in-interest without changing the terms or other provisions of this Lease. Lessee further agrees to provide any lienholder or successor-in-interest of the Building with written certification as to any true facts concerning the circumstances of Lessee's interest in the Leased Premises, and agreeing to reasonable notice provisions in favor of such lienholder or successor-in-interest.

         12. PERSONAL PROPERTY TAXES, RENT TAXES, AND OTHER TAXES. Lessee shall pay, or cause to be paid, before delinquency, any and all taxes and assessments levied or assessed upon Lessee's leasehold improvements, equipment, furniture, fixtures, and other personal property located on the Leased Premises and any and all taxes assessed by any governmental authority for services rendered by Lessee. If any of Lessee's leasehold improvements, equipment, furniture, fixtures, and other personal property are assessed and taxed against Lessor as being part of the Building, Lessee shall pay the Lessor its share of such real estate taxes within thirty (30) days after delivery to Lessee of a statement of the amount of such taxes applicable to Lessee's property. Lessee shall reimburse Lessor for any sales, use, or other taxes (except income tax) charged to Lessor, with respect to sums paid by Lessee or received by Lessor under this Lease. The sums payable to Lessor under this Lease shall be received by Lessor net of any taxes other than Lessor's income tax. Lessee shall reimburse Lessor for the amounts provided herein within thirty (30) days after receipt of notice of such amounts.

         13. ASSIGNMENT AND SUBLETTING. Lessee may not (a) assign this Lease, or any interest hereunder; (b) sublet the Leased Premises, or any part thereof; or
(a) license or permit the use of the Leased Premises by any party other than Lessee without the prior written consent of Lessor, evidenced by an instrument of equal dignity with this Lease, which consent the Lessor will not unreasonably withhold. Consent to one (1) assignment, sublease or other use of the Leased Premises shall not destroy or waive this provision. All later assignments, subleases, or uses of the Leased Premises shall likewise be made only upon the prior written consent of Lessor. All subtenants, assignees, licensees, and other persons occupying the Leased Premises shall become liable directly to Lessor for all of the obligations of Lessee under this Lease, without in any way relieving Lessee's liabilities hereunder. Receipt of rent payments or other payments by Lessor from any subtenant, assignee, licensee, or other person, shall not constitute a waiver of Lessor's rights under this section, or a consent to any use of the Leased Premises by such party.

         14. SERVICES, WATER, CLEANING, GAS, AND ELECTRICITY. Lessor shall furnish the services provided in this section, subject to the limitations provided.

                  a. Lessor shall furnish the services as indicated below without charge (except as provided in b. below with regard to electricity, at the proper season, on a 24-hour per day, 7-day per week, basis:

                  (i) Air conditioning and heating sufficient to cool or heat the Leased Premises

                  (ii)     Common use restrooms and toilets

                  (iii) Cleaning services, which need not be performed during business hours

                  b. Lessor shall also furnish electric current on the Leased Premises in accordance with the specifications of Lessee; provided, that all such electricity shall be separately metered and paid by Lessee.

         15. ENTRY. Lessor may enter the Leased Premises at reasonable hours to show the premises to lenders, contractors, governmental representatives, or prospective purchasers or tenants, to inspect the premises, or to make necessary repairs to the Leased Premises or to any adjoining space within the Building. Entry by Lessor shall not entitle Lessee to any rent abatement.

         16. ASSIGNMENT BY LESSOR. Lessor shall have the right to transfer and assign, in whole or in part, all of its right, title and interest in and to this Lease, the Building, and the property upon which the Building is located. If Lessor transfers its interest in the Lease, Building, or property to any party, and simultaneously leases the same back from that party, the transaction shall not be treated as an assumption of Lessor's obligations under this Lease, and this Lease shall thereafter be subject and subordinate at all times to the leaseback to Lessor.

         17. DEFAULT. The following events shall constitute events of default by Lessee under this Lease:

                  a. If Lessee fails to pay any Base Rental or additional rent reserved under this Lease when due and shall not cure such failure within ten (10) days after written notice thereof;

                  b. If Lessee fails to comply with any term, provision, or covenant of this Lease, other than the payment of Base Rental or additional rent, and shall not cure such failure within thirty (30) days after written notice thereof; provided, that if the default cannot reasonably be cured within a thirty (30) day period, Lessee shall have a reasonable time to cure the default before Lessor exercises its rights to terminate the Lease under the following section, provided that Lessee has begun affirmative and reasonable efforts to cure the default within the initial thirty (30) day period;

                  c. If Lessee become insolvent, transfers any property in fraud of Lessee's creditors, or assigns its assets for the benefit of creditors;

                  d. If Lessee files a Petition under any section of the Federal Bankruptcy Code, as amended, or under any similar law or statute of the United States or any State thereof; or if Lessee is adjudicated a debtor or insolvent in proceedings filed against Lessee under any such laws or statutes; or

                  e. If any court appoints a Receiver or Trustee for all or substantially all of Lessee's assets.

         18. RIGHTS AND REMEDIES. Upon the occurrence of any event of default, Lessor shall have the option to pursue any one or more of the following remedies after giving the appropriate written notice, if any, to Lessee informing Lessee of the default and provided that Lessee does not cure the default or begin diligent efforts to cure the default as set forth above:

                  a. Lessor may forfeit and terminate this Lease. In such event, Lessee shall immediately surrender the Leased Premises to Lessor. If Lessee fails to do so, Lessor may, without prejudice to any other remedy available to Lessor, enter upon and take possession of the Leased Premises and expel or remove Lessee and any other parties occupying the Leased Premises or any part thereof and any personal property or trade fixture located therein. Lessee agrees to pay Lessor on demand the amount of all loss and damages suffered by Lessor by reason of such termination, whether caused by the inability to relet the premises on satisfactory terms or otherwise.

                  b. Lessor may enter upon and take possession of the Leased Premises without terminating this Lease and without relieving Lessee of Lessee's obligations to make all payments of Base Rental, additional rent, or other sums owed hereunder. In such event, Lessor may expel or remove Lessee or any person occupying the Leased Premises or any part thereof, and any personal property or trade fixtures located therein, and may relet the Leased Premises as agent for and in the name of Lessee, at any rent readily obtainable, and may receive the rent of said Leased Premises. In such event, Lessee shall pay Lessor on demand any deficiency that may arise by reason of such reletting and the expenses of such reletting for the residue of the term of this Lease.

                  c. Pursuit of any of the rights and remedies set forth in the preceding paragraphs of this section shall not preclude pursuit of any other remedies provided by law or equity, or by this Lease. Nor shall pursuit of any remedy provided by this Lease constitute a forfeiture or waiver of any rent due to Lessor hereunder or any damages accruing to Lessor by reason of Lessee's default.

                  No waiver by Lessor of any violation or breach of any of the terms, provisions and covenants of this Lease shall be deemed or construed to constitute a waiver of any other covenants contained herein. Forbearance by Lessor to enforce one or more of the remedies herein provided upon event of default shall not be deemed or construed to constitute a waiver of such default.

                  d. In every instance of default, Lessee shall bear the cost of Lessor's reasonable expenses, including attorney's fees and other legal expenses, incurred in any effort to enforce Lessor's right under this Lease, whether by negotiation, litigation or otherwise.

         19. LATE CHARGE. Lessee acknowledges that late payment of sums due under this Lease shall cause Lessor to incur administrative costs and other costs not contemplated by this Lease, the exact amount of which will be extremely difficult to ascertain. Such costs include, without limitation, the costs of processing any accounting charges, and late charges imposed upon Lessor by the terms of any existing indebtedness secured by Deeds of Trust on the Building. Accordingly, if any installment of Base Rental, additional rent, or any other sum due under this Lease shall not be paid by Lessee by the tenth
(10th) day after said amount is due, then Lessee shall pay to Lessor a late charge equal to five percent (5%) of the past due amount, plus any attorney's fees incurred by Lessor by reason of Lessee's failure to pay the amounts when due. The parties agree that such late charge represents a fair and reasonable estimate of the costs that Lessor will incur by reason of late payment by Lessee. Acceptance of late charges by Lessor shall not constitute a waiver of Lessee's default in making late payment, nor prevent Lessor from exercising any other rights and remedies granted by this Lease.

         20. CONDEMNATION. If the whole or any part of the Leased Premises is taken for any public or any quasi-public use under any statute or by right of eminent domain, or by purchase under threat of condemnation, then this Lease shall automatically terminate as of the date that title to the Leased Premises is conveyed.

         If any part of the Building or the land upon which the Building is located, is taken or sold under threat of condemnation, but no part of the Leased Premises are so conveyed, then Lessor shall have the option to terminate this Lease upon ninety (90) days notice to Lessee. Otherwise, this Lease shall remain in effect without abatement of rent.

         In any event, all compensation awarded or paid upon a total or partial taking, or a sale under threat of condemnation, shall belong to and be the property of Lessor; provided, however, that the Lessor shall pay to the Lessee such portion of the award equal to the value of the Lessee's interest in the Leased Premises. In addition, the Lessee shall have the right to prosecute any claim directly against the condemning authority in any condemnation proceeding for loss of business, depreciation, or damage to Lessee's property, or cost of removal of Lessee's property; provided, however, that Lessee's claim shall in no way diminish or otherwise adversely affect Lessor's award or purchase price.

         21. DAMAGE OR DESTRUCTION. If the Building or the Leased Premises are totally destroyed, or so damaged that rebuilding or repairs cannot be completed within one hundred eighty (180) days from the date of damage, whether by storm, fire, water damage, earthquake, or other casualty, either party may thereafter terminate this Lease by giving notice to the other. Such termination shall be effective as of the date of such destruction or damage, the sums due under this Lease shall be accounted for as of that date. If the Leased Premises are damaged by any such casualty such that rebuilding or repairs can be completed within one hundred eighty (180) days, rental shall abate in proportion to the area of the Leased Premises which, in Lessor's judgment, cannot be used or occupied by Lessee as a result of the casualty. Lessor shall have one hundred eighty (180) days to restore the Leased Premises after the date of the casualty damage, unless prevented from doing so for reasons beyond Lessor's control, in which event the restoration period will be extended. Notwithstanding anything in this section to the contrary, Lessee's obligations under this Lease, including the obligation to pay rent, shall not abate if damage or destruction to the Leased Premises or Building results from the negligence of Lessee, its agents, employees, licensees or invitees.

         22. CASUALTY INSURANCE. Lessee shall maintain at its expense, fire and extended coverage insurance on all of its personal property, including removable trade fixtures, located in the Leased Premises, and on all additions and improvements made by Lessee to the Leased Premises. Lessee shall furnish Lessor with satisfactory evidence that Lessee has obtained the required casualty insurance.

         23. LIABILITY INSURANCE. Lessee shall obtain and keep in force during the term of this Lease, at Lessee's expense, policy or policies of comprehensive general liability insurance with premiums thereon fully paid on or before due date, insuring Lessor and Lessee against liability arising out of the ownership, use, occupancy, or maintenance of the Leased Premises and all areas appurtenant thereto. The policy or policies shall be issued by an insurance company satisfactory to Lessor, and shall afford minimum protection of not less than Two Million Dollars ($2,000,000) in respect of personal injury or death arising out of any one occurrence, and of not less than Two Million Dollars ($2,000,000) for property damage arising out of any one occurrence. The policy or policies shall have a landlord's protective liability endorsement attached. Lessee shall provide Lessor with satisfactory evidence that Lessee has obtained the required liability insurance. Lessee will increase the protection afforded by the liability insurance at Lessor's reasonable request.

         24. INDEMNITY. Lessee agrees on behalf of itself and any party holding by, through, or under Lessee, to indemnify and hold harmless Lessor, its agents, contractors, and employees in the following manner:

                  a. Against any default under this Lease by Lessee, or any party holding by, through, or under Lessee, for any and all damages, costs, claims, or liabilities of any nature whatsoever sustained by Lessor or any party holding by, through, or under Lessor, as a result of such default or failure;

                  b. Against any and all claims, damages, losses and liabilities, of any nature whatsoever, and of any cause or origin, attributable in any manner to the negligence of Lessee, its agents, contractors, employees, or licensees, or to the use and occupancy of the Leased Premises or Building by Lessee, its agents, contractors, employees, licensees or invitees; and

                  c. Against any and all damage or injury to the Leased Premises, to Lessee's own property, to Lessee, its agents, contractors, employees, invitees, or licensees arising from any use or condition of the Leased Premises, and from any act or failure to act by Lessee with respect thereto.

         25. WAIVER OF SUBROGATION. Lessee and Lessor each waive any and all rights for recovery against the other, or against the officers, employees, agents, and representatives of the other, for loss or damage to persons or property, which loss or damage is insured against by any insurance policy in force at the time of such loss or damage. Lessee shall give notice to its insurance carrier or carriers that this waiver of subrogation is contained in this Lease. Lessee shall not be required to bear the costs of obtaining from Lessor's insurer a waiver of any rights of recovery by way of subrogation against Lessee. Notwithstanding this section, the waiver of subrogation provided herein shall not be effective if its inclusion would cancel any insurance policy maintained by either party.

         26. REPAIRS. Lessor shall not be required to make any repairs or improvements to the Leased Premises, except structural repairs necessary to safety and tenantability, unless otherwise agreed in writing. Lessee shall report in writing to Lessor any defective condition in the Leased Premises known to Lessee, and which condition is required, in Lessee's opinion, to be repaired by Lessor.

         27. QUIET ENJOYMENT. Lessor agrees that Lessee shall peacefully have, hold, and enjoy the Leased Premises, subject to the other terms of this Lease.

         28. BROKER'S COMMISSION. The parties hereto represent and warrant to each other than there are no claims for brokerage commissions or finder's fees in connection with the execution of this Lease, except as listed below, and that each of the parties agrees to indemnify the other against, and hold it harmless from, all liabilities arising from any such claim by a person or entity claiming through it, including attorney's fees.

         29. NOTICE. Any notice by either party to the other shall be valid only if in writing, and shall be deemed to be duly given only if delivered personally or sent by registered or certified mail, return receipt requested, addressed to Lessee at 5388 Hickory Hollow Parkway, Antioch, Tennessee, 37013-3128, Attn:
General Counsel and to Lessor at InSouth Bank, P.O. Box 879, Brownsville, Tennessee 38012, Attn: Mr. Phil Clinton, or at such other address as either party shall designate by notice to the other. Notice shall be deemed given, if delivered personally, upon delivery thereof, and if mailed, upon mailing thereof.

         30. ACCEPTANCE OF LEASE. This Lease shall become a binding contract upon execution by Lessor at its offices after receipt of this Lease duly executed by Lessee.

         31. ENTIRE AGREEMENT AND ENFORCEABILITY. This Lease contains the entire agreement between Lessor and Lessee. No representations, inducements, promises, or agreements, or all or otherwise, between Lessor and Lessee, and not embodied herein, shall be of any force or effect. If any provision of this Lease shall be unenforceable, the remaining terms and provisions hereof shall not be affected, and shall remain enforceable. If the application of any term or provision of this Lease to any person or circumstances shall to any extent be invalid, unenforceable, or inappropriate, such term or provision shall remain applicable as to those persons or circumstances to which it shall be valid, enforceable, and appropriate. Each provision of this Lease shall be valid and enforceable to the fullest extent permitted by law.

         32. COUNTERPARTS. This Lease may be executed in any number of counterparts, each of which shall be deemed to be an original, and all of which together shall comprise but a single instrument.

         33. RECORDATION. This Lease shall not be recorded, but a Memorandum of Lease executed on or as of the commencement date of this Lease, describing the Leased Premises, the term of the Lease, and referring to the Lease, may be recorded by either party, and the other party agrees to execute such memorandum of Lease.

         34. ALTERATION. This Lease may not be altered, changed, or amended, except by instrument in writing, of equal dignity herewith, and signed by both parties to this Lease. No conduct or statement by Lessor shall constitute a cancellation, termination, or modification of this Lease, or a waiver of any provision hereof, unless evidenced by written instrument executed by Lessor.

         35. RIGHTS AND REMEDIES. Lessor's rights and remedies under this Lease are in addition to any rights and remedies available to Lessor by any statute, agreement, or otherwise.

         36. BINDING EFFECT; PRONOUNS. This Lease shall be binding upon and inure to the benefit of Lessor, its successors and assigns, and shall be binding upon and inure to the benefit of Lessee, its successors, and to the extent assignment may be approved by Lessor hereunder, Lessee's assigns. The pronouns of any gender shall include the other genders, and either the singular or the plural shall include the other, wherever appropriate.

         37. TENNESSEE CONTRACT. This Lease is declared to be a Tennessee contract, and all of the terms hereof shall be construed according to the laws of the State of Tennessee. The venue for any dispute between the parties shall be exclusively the courts found in Davidson County, Tennessee.

         38. MARGINAL HEADINGS. The marginal headings in this Lease are for convenience only, and shall have no meaning or effect upon the construction or interpretation of any part of this Lease.

         39. AUTHORIZATION. Each individual executing this Lease on behalf of the Lessor and the Lessee represents and warrants that he has been duly authorized by the Lessor or the Lessee to do so.

                                    EXECUTION

         The parties have executed this Agreement as of the date and year first above written. By their execution of this Agreement, the parties represent to one another that they have read this Agreement, understand its terms and conditions and intend to be bound thereby.

LESSEE:                             LESSOR:

SHOP AT HOME, INC.                  INSOUTH BANK


By:                                 By:______________________________


Title:                              Title:_____________________________

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