Form 10-Q
period 1999-09-30
SHOP AT HOME INC /TN/
filed 1999-10-29
CIK 810029

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For the Quarter Ended Commission File Number
                           September 30, 1999 0-25596


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock $.0025 par value                            30,397,402
         (Title of class)                         (Shares outstanding at
                                                      October 20, 1999)

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                                      Index
                      Three Months Ended September 30, 1999
--------------------------------------------------------------------------





Part     I        FINANCIAL INFORMATION


         Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets                        3

         Condensed Consolidated Statements of Operations              4

         Condensed Consolidated Statements of  Cash Flows             5-6

         Notes to Condensed Consolidated Financial Statements         7-9


         Item 2 -  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations    10-16

         Item 3 -  Quantitative and Qualitative Disclosure About
                     Market Risk                                      16-17

Part     II       OTHER INFORMATION                                   18

         Item 1 - Legal Proceedings

         Item 2 - Changes in Securities

         Item 3 - Defaults upon Senior Securities

         Item 4 - Submission of Matters to a Vote of Security Holders

         Item 6 - Exhibits and Reports on Form 8-K

                  Exhibit 27       Financial Data Schedule (For SEC use only)

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)



                                                                              September 30,                     June 30,
                                                                                   1999                           1999
                                                                           ---------------------           -------------------
                                                                               (Unaudited)


Cash                                                                                    $22,535                        $7,066
Restricted cash                                                                           4,881                         5,433
Accounts receivable - net                                                                 9,991                         8,969
Inventories - net                                                                         9,103                         7,234
Prepaid expenses                                                                          1,062                           919
Deferred tax assets                                                                       1,443                         1,097
                                                                           ---------------------           -------------------
     Total current assets                                                                49,015                        30,718

Related party - note receivable, net of discounts of $88 and
   $96, September 30, 1999 and June 30, 1999, respectively                                  700                           690
Property & equipment - net                                                               38,327                        35,403
FCC  and NFL Licenses - net                                                              96,365                        97,020
Goodwill, net                                                                             2,357                         2,367
Other assets                                                                              7,142                         4,499
                                                                           =====================           ===================
     Total assets                                                                      $193,906                      $170,697
                                                                           =====================           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                   $28,539                       $27,955
Current portion - capital leases and long term debt                                         320                        20,298
Deferred revenue                                                                            345                           111
                                                                           ---------------------           -------------------
     Total current liabilities                                                           29,204                        48,364

Long-term debt                                                                           75,830                        75,893
Deferred income taxes                                                                         -                           309
Redeemable preferred stock:
   Redeemable at $10 per share,
   $10 par value, 1,000,000 shares authorized;
   113,858 and 82,038 shares issued and outstanding at
   September 30, 1999 and June 30, 1999, respectively                                     1,152                           834

Stockholders' equity:
Common stock - $.0025 par value,
  100,000,000 shares authorized; 30,397,402 and
  24,557,822 shares issued at September 30, 1999
  and June 30, 1999, respectively                                                            76                            61
Additional paid in capital                                                               96,515                        53,317
Accumulated deficit                                                                     (8,871)                       (8,081)
                                                                           ---------------------           -------------------
     Total liabilities and stockholders' equity                                        $193,906                      $170,697
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

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                             (Thousands of Dollars)


                                                                                    Three Months Ended
                                                                                      September 30,
                                                                -----------------------------------------------------------
                                                                        1999                                   1998
                                                                ---------------------                   -------------------
                                                                    (Unaudited)                            (Unaudited)

Net revenues                                                                 $45,282                               $33,883
Operating expenses:
     Cost of goods sold (excluding items
        listed below)                                                         28,448                                19,921
     Salaries and wages                                                        2,695                                 2,631
     Transponder and cable charges                                             7,893                                 5,882
     Other general operating and
        administrative expenses                                                4,174                                 2,814
     Depreciation and amortization                                             1,411                                 1,034
     Non-recurring move-related expenses                                           -                                   254
                                                                ---------------------                   -------------------
          Total operating expenses                                            44,621                                32,536
                                                                ---------------------                   -------------------

Income from operations                                                           661                                 1,347

Interest income                                                                  304                                   273
Interest expense                                                             (2,280)                               (2,004)
Other income                                                                      30                                     -
                                                                ---------------------                   -------------------
Loss before income taxes                                                     (1,285)                                 (384)

Income tax benefit                                                             (495)                                 (146)
                                                                ---------------------                   -------------------

          Net loss                                                            $(790)                                $(238)
                                                                =====================                   ===================

Basic loss per share                                                         $(0.03)                               $(0.01)
                                                                =====================                   ===================

Diluted loss per share                                                       $(0.03)                               $(0.01)
                                                                =====================                   ===================













          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 1999 and 1998
                             (Thousands of Dollars)

                                                                                      1999                        1998
                                                                                  (Unaudited)                 (Unaudited)
                                                                               -------------------         -------------------

CASH FLOW FROM OPERATING ACTIVITIES:

   Net loss                                                                                $(790)                      $(238)
   Non-cash expenses/(income) included in net loss:
     Depreciation and amortization                                                          1,411                       1,034
     Deferred tax benefit                                                                   (495)                       (148)
     Deferred interest                                                                       (10)                         (7)
     Provision for bad debt                                                                    47                           -
     Changes in current and non-current items:
     Accounts receivable                                                                  (1,069)                       (433)
     Inventories                                                                          (1,869)                       (305)
     Prepaid expenses and other assets                                                      (147)                       (579)
     Accounts payable and accrued expenses                                                    604                     (2,128)
     Deferred revenue                                                                         235                         248
                                                                               -------------------         -------------------
       Net cash used by operations                                                        (2,083)                     (2,556)
                                                                               ===================         ===================

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of equipment                                                                  (6,576)                     (5,086)
   Net change in restricted cash                                                              552                           -
   Other assets                                                                              (50)                           -
                                                                               -------------------         -------------------
     Net cash used in investing activities                                                (6,105)                     (5,086)
                                                                               ===================         ===================

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from stock offering                                                            44,293                           -
   Exercise of stock options and warrants                                                     162                           -
   Payment of stock issuance costs                                                          (757)                           -
   Purchase and retirement of common stock                                                      -                       (169)
   Repayments of debt and capitalized leases                                             (20,041)                       (415)
                                                                               -------------------         -------------------
     Net cash provided (used) by financing activities                                      23,657                       (584)
                                                                               ===================         ===================

NET INCREASE/(DECREASE) IN CASH                                                            15,469                     (8,226)
                                                                               -------------------         -------------------

   Cash beginning of period                                                                 7,066                      21,224
                                                                               -------------------         -------------------
   Cash end of period                                                                     $22,535                     $12,998
                                                                               ===================         ===================






          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                 Three Months Ended September 30, 1999 and 1998
                             (Thousands of Dollars)


                                                                            1999                                1998
                                                                  --------------------------          --------------------------
                                                                         (Unaudited)                         (Unaudited)

SCHEDULE OF NONCASH FINANCING ACTIVITIES

Stock issued for loan guarantee                                               $           -                       $          40
                                                                  ==========================          ==========================



Reversal of conversion of preferred stock into shares of
     common stock                                                             $         318                       $           -
                                                                  ==========================          ==========================



Income tax benefit from exercise of stock options                             $         159                       $           -
                                                                  ==========================          ==========================































          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 1999 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All dollar values have been expressed in thousands (000s) unless otherwise noted except for per share data. The financial information included herein is unaudited for the quarter ended September 30, 1999; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company, necessary for a fair presentation of financial condition and results of operations of the interim periods. The condensed consolidated balance sheet data for the fiscal year ended June 30, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accounting policies followed by the Company are set forth in the Company's financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Certain  amounts  in  the  prior  periods'  condensed   consolidated   financial
statements have been reclassified for comparative purposes to conform to the current year presentation.

NOTE 2 -- INVENTORY

        The components of inventory at September 30, 1999 and June 30, 1999 are as follows:

                                                                     September 30,             June 30,
                                                                         1999                    1999
                                                                         ----                    ----

           Work in progress (Collector's Edge)                               $  1,081               $    795
           Products purchased for resale                                        6,908                  5,570
           Finished goods (Collector's Edge)                                    1,468                  1,173
                                                                  --------------------     ------------------
                                                                                9,452                  7,538
           Valuation allowance                                                  (349)                  (304)
                                                                  --------------------     ------------------
                Total                                                        $  9,103               $  7,234
                                                                  ====================     ==================

NOTE 3 - NET EARNINGS/(LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings
(loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock and assumed conversions of dilutive securities and potential common shares outstanding during the respective periods. Dilutive securities are represented by options, warrants and convertible preferred stock outstanding and are included in the computation only for periods in which net income was generated.








The following table sets forth for the periods indicated the calculation of net loss per share:

                                                            Three Months Ended September 30,
                                                                 1999              1998
                                                            ---------------    --------------

Numerator:
     Net loss                                                      $ (790)          $  (238)
     Preferred stock dividends                                         (3)               (3)
                                                            ---------------    --------------
     Numerator for basic loss per share
         available to common stockholders                            (793)             (241)
     Effect of dilutive securities:
        Preferred stock dividends                                        3                 3
                                                             --------------    --------------
     Numerator for diluted loss per share
         available to common stockholders after
         assumed conversions                                       $ (790)          $  (238)
                                                            ===============    ==============

Denominator:
     Denominator for basic earnings per
share-weighted-average shares                                   29,958,728        23,297,515
                                                            ---------------    --------------
     Effect of dilutive securities:
        a) Stock options and warrants                                    -                 -
        b) Convertible preferred stock                                   -                 -
                                                            ---------------    --------------
     Dilutive potential common shares                                    -                 -
                                                            ---------------    --------------
     Denominator for diluted earnings per share-
          adjusted weighted-average shares                      29,958,728        23,297,515
          and assumed conversions                           ===============    ==============

Basic loss per share                                              $ (0.03)         $  (0.01)
                                                            ===============    ==============
Diluted loss per share                                            $ (0.03)         $  (0.01)
                                                            ===============    ==============

Although these amounts are excluded from the computation in loss years because their inclusion would be anti-dilutive, they are shown here for information and comparative purposes only.

a)       Employee stock options and warrants                     3,306,629          2,158,519
b)       Convertible preferred stock                               113,856            137,943

NOTE 4 - SEGMENT DISCLOSURE

The Company operates principally in three segments: broadcast network, Collector's Edge and collectibles.comsm. The broadcast network segment consists of home shopping, which primarily includes the sale of merchandise on television. The Collector's Edge segment includes the operations of Collector's Edge of Tennessee, Inc., which sells sports trading cards to unaffiliated customers. The collectibles.comsm segment consists of the Company's new website, which will specialize in the sale of collectible merchandise. The Company operates almost exclusively in the United States.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are accounted for as if the sales or transfers were with third parties, that is, at current market prices.

                              INDUSTRY SEGMENT DATA

                                                                Three Months Ended September 30,
                                                                1999                         1998
                                                                ----                         ----
            Revenues:
                  Broadcast Network                             $     43,221                 $    31,939
                  Collector's Edge                                     2,061                       1,944
                  collectibles.comsm                                       -                           -
                                                         --------------------         -------------------
                                                                $     45,282                 $    33,883
                                                         ====================         ===================

             Income (loss) from operations:
                  Broadcast Network                               $      978                 $     1,114
                  Collector's Edge                                        10                         223
                  collectibles.comsm                                   (327)                           -
                                                         --------------------         -------------------
                                                                  $      661                 $     1,347
                                                         ====================         ===================

             Depreciation and amortization:
                  Broadcast Network                              $     1,210                  $      851
                  Collector's Edge                                       184                         183
                  collectibles.comsm                                      17                           -
                                                         --------------------         -------------------
                                                                 $     1,411                 $     1,034
                                                         ====================         ===================

             Income (loss) before taxes:
                  Broadcast Network                              $     (956)                 $     (606)
                  Collector's Edge                                       (2)                         223
                  collectibles.comsm                                   (327)                           -
                                                         --------------------         -------------------
                                                                $    (1,285)                 $     (383)
                                                         ====================         ===================

             Assets:
                  Broadcast Network                             $    183,413                 $   133,415
                  Collector's Edge                                     7,258                       7,546
                  collectibles.comsm                                   3,235                           -
                                                         --------------------         -------------------
                                                                $    193,906                 $   140,961
                                                         ====================         ===================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the the Company's condensed consolidated financial statements and related notes included elsewhere herein.

General

         Shop At Home, Inc., (the "Company"), founded in 1986, sells specialty consumer products, primarily collectibles, through interactive electronic media, including broadcast, cable and satellite television and, increasingly, the Internet. It offers a variety of products such as sports cards and memorabilia, coins, currency and jewelry, much of which it sells on an exclusive basis.

         The Company receives revenues primarily from the sale of merchandise marketed through its programming carried by:

o    television stations from which the Company has purchased broadcast time;

o Company-owned television stations, with programming being carried on cable television systems under the "must carry" or the retransmission consent provisions of federal law;

o direct carriage on cable television systems under agreements with cable system operators;

o    direct-to-home satellite programming services; and

o direct reception of the Company's satellite transmission by individuals who own satellite downlink equipment.

         The Company receives an increasing portion of its revenues from the sale of merchandise through its website, shopathomeonline.com, although such revenues have not been material to date. The Company plans to launch a new website, collectibles.comsm in October 1999.

         The Company generates approximately 95% of its revenues from the sale of products on the television network. The Company's products include sports collectibles and sports related products, plush toys, movie memorabilia and other signed and autographed merchandise, electronic equipment, coins and currency, cutlery and knives and jewelry and gemstones.

         Since 1997, the Company has also received revenues from sales by its subsidiary, Collector's Edge of Tennessee, Inc., which sells sports trading cards under licenses from National Football League Properties and National Football League Players. Additionally, the Company receives revenues from the sale of time on the Company's owned television stations for the broadcast of infomercials.

         As of September 30, 1999, the Company's programming was viewable during all or part of each day by approximately 55.4 million individual cable households, of which approximately 10.9 million cable households received the programming on essentially a full-time basis (20 or more hours per day) and the remaining 44.5 million cable households received it on a part-time basis. To measure performance in a manner that reflects both the growth of the Company and the nature of its access to part-time cable households, the Company uses a cable household full-time equivalent method to measure the reach of its programming which accounts for both the quantity and quality of time available to it. To derive this full-time equivalent cable household base ("FTE Cable Household"), the Company has developed a methodology to assign a relative value of each hour of the day to its overall sales, which is based on sales in markets where the programming is carried on a full-time basis. Each hour of the day has a value based on historical sales. FTE Cable Households have grown to 21.4 million at September 30, 1999 from 15.2 million at September 30, 1998. The Company believes that the change in the number of FTE Cable Households provides a consistent measure of its growth and applies this methodology to all affiliates. Accordingly, the Company uses the revenue per average FTE Cable Household as a measure of pricing new affiliate contracts and estimating their anticipated revenue performance.

         When the Company enters a new market, it generally takes about three months to establish program awareness by the viewers. During this three month period, the Company normally receives less revenue from sales in the market than it expects to receive when the market matures. The Company's programming is received on more than one channel in many households. The Company has found that sales in a market increase when its programming is available on more than one channel, thereby justifying the additional carriage costs.

         The Company owns and operates six UHF television stations located in the San Francisco, Boston, Houston, Cleveland, Raleigh and Bridgeport markets. Five of these stations are in the top 15 television markets in the United States, including the Bridgeport, Connecticut station which serves a portion of the New York City market.

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

Overview of Results of Operations

         The following table sets forth for the periods indicated the percentage relationship to net sales of certain items included in the Company's Condensed Consolidated Statements of Operations:

                                                                       Three Months Ended September 30,
                                                                       1999                        1998
                                                                 ------------------         -------------------
Net revenues                                                           100.0%                   100.0%

Cost of goods sold (excluding items listed
     below)                                                              62.8                     58.8

Salaries & wages                                                          6.0                      7.8
Transponder & cable                                                      17.4                     17.4
Other general operating and
     administrative expense                                               9.3                      8.3
Depreciation & amortization                                               3.1                      3.0
Non-recurring move-related expenses                                         -                      0.7
     Total operating expenses                                            98.6                     96.0

Interest income                                                           0.7                      0.8
Interest expense                                                        (5.0)                    (5.9)
Other income                                                              0.1                        -

Net loss before income taxes                                            (2.9)                    (1.1)
Income tax benefit                                                      (1.1)                    (0.4)

Net loss                                                                (1.8)                    (0.7)

Three months ended September 30, 1999 vs. three months ended September 30, 1998

         Net Revenues. The Company's revenues for the quarter ended September 30, 1999, were $45.3 million, an increase of 33.6% from revenues of $33.9 million for the same quarter in 1998. The core business of the shopping network accounted for 95.4% of revenues on an average of 20.1 million FTE Cable Households in the quarter ended September 30, 1999 compared to an average of
15.7 million FTE Cable Households in the 1998 quarter, representing a 28.2% increase in FTE Cable Households. The remaining 4.6% of 1999 revenues resulted from approximately $2.1 million in revenues from Collector's Edge, which was consistent with the same quarter in 1998.

         In addition, the 1999 period includes infomercial revenue of $381 thousand compared to $304 thousand in 1998, representing a 25.3% increase. This increase reflects a growth in revenue from the San Francisco and Boston stations in the 1999 period.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and inbound freight. For the quarter ended September 30, 1999, the cost of goods sold increased to 62.8% from 58.8% in the comparable 1998 period. This increase is mainly due to a higher percentage of sales attributable to lower-margin product categories, primarily electronics and coins which collectively represented approximately 28.5% of revenues for the three months ended September 30, 1999 compared to 20.3% of revenues for the 1998 period.

         Salaries and Wages. Salaries and wages for the quarter ended September 30, 1999 were $2.7 million, an increase of 2.4% over the comparable 1998 quarter. Salaries and wages as a percent of revenues, decreased to 6.0% in the 1999 period compared to 7.8% in the 1998 period after giving effect to $608 thousand or 18.4% of salaries capitalized as part of the installation of new computer software systems.

         Transponder and Cable. Transponder and cable costs for the quarter ended September 30, 1999 were $7.9 million, an increase of $2.0 million or 34.2% over the comparable 1998 quarter. During the same period full-time equivalent households grew 28.0%. The cable carriage cost component of this expense category increased as a percentage of revenues to 16.3% from 16.1%. The additional expense in cable cost is the result of the Company's FTE Cable Households average increasing to 20.1 million from 15.7 million for the quarters ending September 30, 1999 and 1998, respectively. Carriage costs as a percentage of revenues initially tend to be higher in periods during which the Company enters a new market. Due to the fixed nature of this expense, however, the ratio of expense to revenues usually decreases as the viewing audience grows and related revenues increase. As a market matures, if carriage costs do not migrate down to a cost-effective level, the Company attempts to renegotiate the carriage contract and may exit a market if acceptable margins cannot be obtained.

         Other General Operating and Administrative Expenses. Other general, operating and administrative expenses for the quarter ended September 30, 1999 were $4.2 million, an increase of $1.4 million or 49.0% over the comparable 1998 quarter. This increase is comprised of approximately $171 thousand of expenses relating to collectibles.comsm which will not become operational until October 1999, and increases in various broadcast expenses, such as: $217 thousand in telephone expenses due to increased talk time during the implementation of new software, $152 thousand in property taxes at the Nashville headquarters, $99 thousand in employee benefits and $60 thousand in operating supplies.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended September 30, 1999 were $1.4 million, an increase of $378 thousand or 36.5% over the comparable 1998 quarter. The major component of this increase was the additional depreciation on the Company's headquarters.

         Non-recurring   Move-Related  Expenses.  There  were  no  non-recurring
move-related expenses in the quarter ended September 30, 1999 compared to $254 thousand in the 1998 period related to employee relocation.

         Interest. Interest expense for the quarter ended September 30, 1999 was $2.3 million, an increase of $275 thousand or 13.7% over the comparable 1998 quarter. This increase is due to the capitalization of interest in 1998 in connection with the construction and build-out of the Nashville headquarters.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company had total current assets of $49.0 million and total current liabilities of $29.2 million, resulting in a positive working capital position of $19.8 million. This represents a $37.5 million increase from the working capital position at the end of the prior year. The major components of the increase resulted from the $44.3 million of proceeds (net of underwriting commissions) from the public offering of 5,828,000 shares of common stock in July 1999, offset by approximately $6.5 million spent to acquire equipment and software and an increase of approximately $2.9 million in the combined level of inventory and accounts receivable. The Company used $20.0 million, including $600 thousand of restricted cash, to pay off the short term loan relating to the acquisition of the assets of the Bridgeport television station, with the balance available to develop, launch and promote the collectibles.comsm website and the installation of an enterprise-wide computer system.

         During the three months ended September 30, 1999, the Company used approximately $2.1 million for operations. The major component of this net use was the loss of $790 thousand, which included non-cash items of a $495 thousand decrease in net deferred tax liabilities, offset by $1.4 million in depreciation and amortization. In addition, the Company used approximately $1.1 million to support a higher level of receivables from customers paying in installments, and $1.9 million to carry higher inventory levels, primarily jewelry products. Approximately $600 thousand was provided from operations in the form of increased accounts payable and accrued expenses.

         The Company used approximately $6.1 million for investing activities primarily in connection with the installation of its computer system and the launch of collectibles.comsm.

         Approximately $23.7 million was provided to the Company from financing activities during the three months ended September 30, 1999. The principal source was the public offering of 5,828,000 shares of common stock which provided $44.3 million in proceeds (net of underwriting commissions) offset by the repayment of the $20.0 million bridge loan incurred for the purchase of the assets of the Bridgeport television station.

         Approximately 90% of the Company's receipts are customer credit card charges, most of which are collected within three days of shipment. This facilitates cash flow since the Company usually pays its vendors within 30 days and, as a result, the Company does not need a large amount of working capital to support a rapid growth in revenues.

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

         The Company intends to launch its new website, collectibles.comsm, in October 1999. Upon the launch of collectibles.comsm, the Company intends to discontinue selling products through shopathomeonline.com. To develop collectibles.comsm, the Company has entered into agreements with Oracle, iXL and other vendors. Oracle will provide the internal systems to manage order entry, accounting, human resources, purchasing and receivables. iXL will help create the interface between the website and the consumer. It is anticipated that the total cost of all of these agreements, with hardware, will approximate $16.0 million, approximately $11.7 million of which has already been incurred. After collectibles.comsm is operational, working capital will be required to promote and develop the website in order to generate sales.

         Additional financing may be necessary to continue the Company's growth. The Indenture of Trust executed in connection with the Company's $75,000,000 11% Senior Secured Notes Due 2005 permits the Company to incur debt which may be used for such future capital needs. In order to incur this debt the Company must satisfy certain conditions imposed by the Indenture. The Company is currently negotiating a proposed line of credit of up to $20.0 million to be available for general corporate purposes. Additionally, it is anticipated that the line of credit may be used for additional broadcast property acquisitions. There can be no assurance that the line of credit will be established or that the Company will have funds available for its future needs.

         On August 5, 1999, the Federal Communications Commission ("FCC") voted to make certain significant changes in the restrictions involving the multiple ownership of broadcast stations. At that time, the FCC voted to liberalize the local ownership limits on television ownership and to relax the rules prohibiting cross-ownership of radio and television stations in the same market. Under these new rules, a company may own two television stations in the same market so long as there are at least eight independent voices in the market, and the two stations are not both among the top four stations in the market.

         Of the six television stations owned by the Company, each is located in a market with more than eight television stations, and none of the Company's stations is among the top four rated stations in its market. As a result, any owner of an existing television station in any of the Company's markets could acquire the Company's station in that market.

         The Company believes that this rule change by the FCC makes the Company's stations more valuable than when the stations were purchased. On August 12, 1999, the Company announced that it had retained investment bankers to identify strategic alternatives to maximize shareholder value, including the possible sale of some or all of the Company's major market stations as well as the sale of a significant equity ownership interest to a strategic partner. The Company stated that no decision had been made as to whether or not to pursue any particular alternative, and there is a possibility that no transaction will result.

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

         The Company intends to become Y2K compliant through systems replacement and believes existing capital budgets are adequate for any remaining hardware and software replacements.

         The Company is supported by redundant systems from Sun, IBM and EMC. All host systems are Y2K compliant. The relocation to Nashville facilitated compliance efforts by requiring the replacement of key network equipment. Since the move, approximately 90% of local area network application servers and computers have been upgraded to Windows NT. All Windows NT systems have been upgraded to insure Y2K compliance. Additionally, the Company's telephone system, Aspect software and computer server used in the Company's call center have been upgraded and are compliant. The Company's telephone voice response system is being remediated through replacement. The Company's financial system, human resources system and other management systems are being replaced by Oracle applications that are Y2K compliant.

         One task of the year 2000 committee is to review businesses outside of the Company which have systems electronically linked to the Company. The Company has identified those vendors which warrant further examination for potential problems and has begun contingency planning. The Company has provided many of its vendors with Y2K compliant software, and management is not presently aware of any material problems in the year 2000 compliance plans of its major vendors and service providers.

         The Company has incurred approximately $8.8 million for new computer hardware and systems to date. All of the primary computer systems have been replaced either as part of the Y2K compliance program or to build a system to support future growth. The total cost of system replacements, including both hardware and software, is expected to be approximately $4.2 million, in addition to prior expenditures.

         The worst case scenario for the Company would be for critical vendors or service providers to have Y2K problems. These critical vendors and suppliers include bank card processors, long distance telephone service providers and the full-time satellite transponder provider. Although these vendors have advised the Company that they are in compliance, contingency plans will include identifying alternative vendors and providers.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates, related to its investment of its current cash and cash equivalents of approximately $22.5 million as of September 30, 1999. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are reinvested, the Company is exposed to changes in market interest rates. This risk is not considered material, and the Company manages such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

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


/S/ Kent E. Lillie
Kent E. Lillie, President


Date:   10/29/99


/S/ Arthur Tek
Arthur Tek, Executive VP & Chief Financial Officer


Date:   10/29/99