Form 10-Q
period 1999-12-31
SHOP AT HOME INC /TN/
filed 2000-02-02
CIK 810029

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For the Quarter Ended        Commission File Number
                    December 31, 1999                 0-25596


                               SHOP AT HOME, INC.
             (Exact name of registrant as specified in its charter)


                   TENNESSEE                           62-1282758
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock $.0025 par value                              30,446,313
         (Title of class)                            (Shares outstanding at
                                                        January 14, 2000)

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                                      Index
              Three and Six Months Ended December 31, 1999 and 1998
--------------------------------------------------------------------------





Part     I        FINANCIAL INFORMATION


         Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets                           3

         Condensed Consolidated Statements of Operations                 4

         Condensed Consolidated Statements of  Cash Flows                5-6

         Notes to Condensed Consolidated Financial Statements            7-9


         Item 2 -  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         10-16

         Item 3 -  Quantitative and Qualitative Disclosure About
                   Market Risk                                           16

Part     II       OTHER INFORMATION

         Item 1 - Legal Proceedings                                      17

         Item 2 - Changes in Securities                                  17

         Item 3 - Defaults upon Senior Securities                        17

         Item 4 - Submission of Matters to a Vote of Security Holders    17

         Item 6 - Exhibits and Reports on Form 8-K                       17

                  Exhibit 27         Financial Data Schedule (For SEC use only)




                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)

------------------------------------------------------------------------------------------------------------------------------

                                                                               December 31,                     June 30,
                                                                                   1999                           1999
                                                                           ---------------------           -------------------
                                                                               (Unaudited)


Cash and cash equivalents                                                               $13,911                        $7,066
Investment in marketable securities available-for-sale (cost
     approximated at $4,997 at December 31, 1999)                                         4,997                             -
Accounts receivable - net                                                                15,401                         8,969
Inventories - net                                                                        12,931                         7,234
Prepaid expenses                                                                          1,003                           919
Deferred tax assets                                                                       1,624                         1,097
                                                                           ---------------------           -------------------
     Total current assets                                                                49,867                        25,285

Related party - note receivable, net of discounts of $80 and
   $96, December 31, 1999 and June 30, 1999, respectively                                   708                           690
Property & equipment - net                                                               47,911                        35,403
Restricted cash                                                                           4,935                         5,433
FCC  and NFL Licenses - net                                                              96,181                        97,020
Goodwill, net                                                                             2,347                         2,367
Other assets                                                                              3,993                         4,499
                                                                           ---------------------           -------------------
     Total assets                                                                      $205,942                      $170,697
                                                                           =====================           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                   $29,567                       $27,955
Current portion - capital leases and long term debt                                         800                        20,298
Deferred revenue                                                                            243                           111
                                                                           ---------------------           -------------------
     Total current liabilities                                                           30,610                        48,364

Long-term debt                                                                           86,765                        75,893
Deferred income taxes                                                                         -                           309
Redeemable preferred stock:
   Redeemable at $10 per share,
   $10 par value, 1,000,000 shares authorized;
   113,338 and 82,038 shares issued and outstanding at
   December 31, 1999 and June 30, 1999, respectively                                      1,147                           834

Stockholders' equity:
Common stock - $.0025 par value,
  100,000,000 shares authorized; 30,398,437 and
  24,557,822 shares issued at December 31, 1999
  and June 30, 1999, respectively                                                            76                            61
Additional paid in capital                                                               96,541                        53,317
Accumulated deficit                                                                     (9,197)                       (8,081)
                                                                           ---------------------           -------------------
     Total liabilities and stockholders' equity                                        $205,942                      $170,697
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

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                             (Thousands of Dollars)

----------------------------------------------------------------------------------------------------------------------------

                                                        Three Months Ended                      Six Months Ended
                                                           December 31,                           December 31,
                                                ------------------------------------  --------------------------------------
                                                     1999                1998               1999                 1998
                                                ----------------    ----------------  ------------------   -----------------
                                                  (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)

Net revenues                                            $54,081             $39,600             $99,363             $73,483
Operating expenses:
     Cost of goods sold (excluding items
        listed below)                                    33,866              23,082              62,315              43,003
     Salaries and wages                                   3,095               2,814               5,790               5,445
     Transponder and cable charges                        8,604               6,729              16,497              12,610
     Other general operating and
        Administrative expenses                           5,166               3,969               9,338               6,785
     Depreciation and amortization                        1,775               1,249               3,187               2,282
     Non-recurring move-related expenses                      -                 422                   -                 676
                                                ----------------    ----------------  ------------------   -----------------
          Total operating expenses                       52,506              38,265              97,127              70,801
                                                ----------------    ----------------  ------------------   -----------------

Income from operations                                    1,575               1,335               2,236               2,682

Interest income                                             196                 140                 500                 413
Interest expense                                        (2,267)             (2,196)             (4,547)             (4,200)
Other income                                                  -                   -                  30                   -
                                                ----------------    ----------------  ------------------   -----------------
Loss before income taxes                                  (496)               (721)             (1,781)             (1,105)

Income tax benefit                                        (182)               (279)               (677)               (425)
                                                ----------------    ----------------  ------------------   -----------------

          Net loss                                       $(314)              $(442)            $(1,104)              $(680)
                                                ================    ================  ==================   =================

Basic loss per share                                    $(0.01)             $(0.02)             $(0.04)             $(0.03)
                                                ================    ================  ==================   =================

Diluted loss per share                                  $(0.01)             $(0.02)             $(0.04)             $(0.03)
                                                ================    ================  ==================   =================












          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 1999 and 1998
                             (Thousands of Dollars)
                                                                                      1999                        1998
                                                                                  (Unaudited)                 (Unaudited)
                                                                               -------------------         -------------------
CASH FLOW FROM OPERATING ACTIVITIES:

   Net loss                                                                              $(1,104)                      $(680)
   Non-cash expenses/(income) included in net loss:
     Depreciation and amortization                                                          3,187                       2,282
     Deferred tax benefit                                                                   (677)                         590
     Deferred interest                                                                       (14)                        (16)
     Provision for bad debt                                                                   315                           -
     Provision for inventory obsolescence                                                     290                          52
     Changes in current and non-current items:
     Accounts receivable                                                                  (6,748)                     (4,475)
     Inventories                                                                          (5,987)                     (1,256)
     Prepaid expenses and other assets                                                       (91)                     (1,373)
     Accounts payable and accrued expenses                                                  1,756                       2,970
     Deferred revenue                                                                         133                       (179)
                                                                               -------------------         -------------------
       Net cash used by operations                                                        (8,772)                     (2,085)
                                                                               ===================         ===================

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of equipment                                                               (12,422)                     (7,513)
     Investment in marketable securities                                                  (4,997)                           -
     Deposits                                                                               (135)                           -
     Licenses                                                                               (567)                           -
     Net change in restricted cash                                                            498                           -
     Other assets                                                                            (22)                           -
                                                                               -------------------         -------------------
       Net cash used in investing activities                                             (17,645)                     (7,513)
                                                                               ===================         ===================

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from debt                                                                    10,000                           -
     Proceeds from stock offering                                                          44,293                           -
     Exercise of stock options and warrants                                                   162                         227
     Payment of stock issuance costs                                                        (757)                           -
     Debt acquisition costs                                                                 (222)                           -
     Purchase and retirement of common stock                                                    -                       (203)
     Repayments of debt and capitalized leases                                           (20,214)                       (415)
                                                                               -------------------         -------------------
        Net cash provided (used) by financing activities                                   33,262                       (391)
                                                                               ===================         ===================

NET INCREASE/(DECREASE) IN CASH                                                             6,845                    (10,127)

     Cash beginning of period                                                               7,066                      21,224
                                                                               -------------------         -------------------
     Cash end of period                                                                   $13,911                     $11,097
                                                                               ===================         ===================


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                       SHOP AT HOME, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                   Six Months Ended December 31, 1999 and 1998
                             (Thousands of Dollars)

--------------------------------------------------------------------------------------------------------------------------------

                                                                            1999                                1998
                                                                  --------------------------          --------------------------
                                                                         (Unaudited)                         (Unaudited)

SCHEDULE OF NONCASH FINANCING ACTIVITIES

Stock issued for loan guarantee                                               $           -                       $          40
                                                                  ==========================          ==========================



Reversal of conversion of preferred stock into shares of
     common stock                                                             $         318                       $           -
                                                                  ==========================          ==========================


Income tax benefit from exercise of stock options                             $         159                       $           -
                                                                  ==========================          ==========================


Property and equipment acquired through capital leases                        $       1,588                       $           -
                                                                  ==========================          ==========================




























          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                          December 31, 1999 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All dollar values have been expressed in thousands (000s) unless otherwise noted except for per share data. The financial information included herein is unaudited for the quarter and six months ended December 31, 1999; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company, necessary for a fair presentation of financial condition and results of operations of the interim periods. The condensed consolidated balance sheet data for the fiscal year ended June 30, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accounting policies followed by the Company are set forth in the Company's financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Certain  amounts  in  the  prior  periods'  condensed   consolidated   financial
statements have been reclassified for comparative purposes to conform to the current year presentation.

NOTE 2 -- INVENTORY

        The components of inventory at December 31, 1999 and June 30, 1999 are as follows:

                                                                     December 31,              June 30,
                                                                         1999                    1999
                                                                         ----                    ----

           Work in progress (Collector's Edge)                                $   536               $    795
           Products purchased for resale                                       10,363                  5,570
           Finished goods (Collector's Edge)                                    2,626                  1,173
                                                                  --------------------     ------------------
                                                                               13,525                  7,538
           Valuation allowance                                                  (594)                  (304)
                                                                  ====================     ==================
                Total                                                       $  12,931               $  7,234
                                                                  ====================     ==================

NOTE 3 - REVOLVING CREDIT AGREEMENT

On December 15, 1999, the Company obtained a $20.0 million revolving line of credit from a commercial bank, of which $10.0 million was outstanding as of December 31, 1999. The line is secured by a first lien on certain station and corporate assets in accordance with an intercreditor agreement with the indenture trustee on behalf of the holders of the Company's $75.0 million 11 Senior Secured Notes Due 2005. The line matures on December 15, 2002 and requires that interest be paid at least quarterly at a variable rate (9.865% at December 31, 1999) based on LIBOR or prime. The line contains covenants restricting, among other things, the sale of assets, mergers and acquisitions, investments and capital expenditures. In addition, the Company's financial operating results and cash on hand must exceed certain minimum levels.

NOTE 4 - NET EARNINGS/(LOSS) PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and assumed conversions of dilutive securities and potential common shares outstanding during the respective periods. Dilutive securities are represented by options, warrants and convertible preferred stock outstanding and are included in the computation only for periods in which net income is generated.

The following table sets forth for the periods indicated the calculation of net loss per share:

                                                               Three Months Ended               Six Months Ended
                                                                  December 31,                     December 31,
                                                             1999             1998             1999            1998
                                                        ---------------- ---------------- --------------- ----------------
Numerator:
     Net loss                                                  $  (314)         $  (442)      $  (1,104)         $  (680)
     Preferred stock dividends                                      (3)              (3)             (6)             (13)
                                                        ---------------- ---------------- --------------- ----------------
     Numerator for basic loss per share
         Available to common stockholders                         (317)            (445)         (1,110)            (693)
     Effect of dilutive securities:
        Preferred stock dividends                                     3                3               6               13
                                                        ---------------- ---------------- --------------- ----------------

     Numerator for diluted loss per share
         Available to common stockholders after
         assumed conversions                                   $  (314)         $  (442)      $  (1,104)         $  (680)
                                                        ================ ================ =============== ================

Denominator:
     Denominator for basic earnings per share-               30,397,814       23,435,115      30,178,271       23,366,315
         Weighted-average shares
                                                        ---------------- ---------------- --------------- ----------------
     Effect of dilutive securities:
        a) Stock options and warrants                                 -                -               -                -
        b) Convertible preferred stock                                -                -               -                -

                                                        ---------------- ---------------- --------------- ----------------
     Dilutive potential common shares                                 -                -               -                -
                                                        ---------------- ---------------- --------------- ----------------
     Denominator for diluted earnings per share-
         Adjusted weighted-average shares and                30,397,814       23,435,115      30,178,271       23,366,315
         assumed conversions                                 30,397,814       23,435,115      30,178,271       23,366,315
                                                        ================ ================ =============== ================

Basic loss per share                                          $  (0.01)        $  (0.02)       $  (0.04)        $  (0.03)
                                                        ================ ================ =============== ================
Diluted loss per share                                        $  (0.01)        $  (0.02)       $  (0.04)        $  (0.03)
                                                        ================ ================ =============== ================

Although these amounts are excluded from the computation in loss years because their inclusion would be anti-dilutive, they are shown here for information and comparative purposes only.

a)       Employee stock options and warrants                  3,572,208        3,175,266       3,695,367        2,968,658
b)       Convertible preferred stock                            113,338          137,943         113,338          137,943



NOTE 5 - SEGMENT DISCLOSURE

The Company operates principally in three segments: broadcast network, Collector's Edge and collectibles.comsm. The broadcast network segment consists of home shopping, which primarily includes the sale of merchandise on television. The Collector's Edge segment includes the operations of Collector's Edge of Tennessee, Inc., which sells sports trading cards primarily to unaffiliated customers. The collectibles.comsm segment, which became operational November 12, 1999, consists of the Company's new website, which specializes in the sale of collectible merchandise over the Internet. The Company operates almost exclusively in the United States.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                              INDUSTRY SEGMENT DATA

                                         Three Months Ended December 31,              Six Months Ended December 31,
                                           1999                  1998                   1999                   1998

Revenues:
     Broadcast Network                     $     51,204          $     37,682            $     94,243          $     69,621
     Collector's Edge                             2,449                 1,918                   4,692                 3,862
     collectibles.comsm                             428                     -                     428                     -
                                    -------------------- --------------------- -----------------------  --------------------

                                           $     54,081          $     39,600            $     99,363          $     73,483
                                    ==================== ===================== =======================  ====================

Income (loss) from operations:
     Broadcast Network                     $      2,376          $      1,000            $      3,353          $      2,111
     Collector's Edge                             (333)                   335                   (323)                   571
     collectibles.comsm                           (468)                     -                   (795)                     -
                                    -------------------- --------------------- -----------------------  --------------------
                                           $      1,575          $      1,335            $      2,235          $      2,682
                                    ==================== ===================== =======================  ====================

Depreciation and amortization:
     Broadcast Network                     $      1,573          $      1,066            $      2,784          $      1,916
     Collector's Edge                               183                   183                     367                   366
     collectibles.comsm                              19                     -                      36                     -
                                    -------------------- --------------------- -----------------------  --------------------
                                           $      1,775          $      1,249            $      3,187          $      2,282
                                    ==================== ===================== =======================  ====================

Income (loss) before taxes:
     Broadcast Network                      $       312         $     (1,056)            $      (643)         $     (1,663)
     Collector's Edge                             (341)                   335                   (343)                   558
     collectibles.comsm                           (467)                     -                   (795)                     -
                                    -------------------- --------------------- -----------------------  --------------------
                                           $      (496)          $      (721)           $     (1,781)         $     (1,105)
                                    ==================== ===================== =======================  ====================

                                                                                    December 31, 1999         June 30, 1999
                                                                               -----------------------  --------------------
Assets:
     Broadcast Network                                                                   $    191,718          $    162,842
     Collector's Edge                                                                           7,747                 7,855
     collectibles.comsm                                                                         6,477                     -
                                                                               -----------------------  --------------------
                                                                                         $    205,942          $    170,697
                                                                               =======================  ====================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and related notes included elsewhere herein. All dollar values have been expressed in thousands
(000s) unless otherwise noted.

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

         The Company receives revenues primarily from the sale of merchandise marketed through its television programming carried by:

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

         The   Company   launched   a  new   website   and   business   segment,
collectibles.comsm, on November 12, 1999. The Company's previous website, shopathomeonline.com, was discontinued at that time. Since its launch, collectibles.comsm, which specializes in the sale of collectible merchandise, has generated revenues at a substantially higher rate than shopathomeonline.com.

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

         As of December 31, 1999, the Company's programming was viewable during all or part of each day by approximately 56.6 million individual cable households, of which approximately 11.2 million cable households received the programming on essentially a full-time basis (20 or more hours per day) and the remaining 45.4 million cable households received it on a part-time basis. To measure performance in a manner that reflects both the growth of the Company and the nature of its access to part-time cable households, the Company uses a cable household full-time equivalent method to measure the reach of its programming which accounts for both the quantity and quality of time available to it. To derive this full-time equivalent cable household base ("FTE Cable Household"), the Company has developed a methodology to assign a relative value of each hour of the day to its overall sales, which is based on sales in markets where programming is carried on a full-time basis. Each hour of the day has a value based on historical sales. FTE Cable Households have grown to 22.5 million at February 2, 2000 from 16.9 million at December 31, 1998. The Company believes that the change in the number of FTE Cable Households provides a consistent measure of its growth and applies this methodology to all affiliates. Accordingly, the Company uses the revenue per average FTE Cable Household as a basis for pricing new affiliate contracts and estimating their anticipated revenue performance.

         When the Company enters a new market, it generally takes about three months to establish program awareness by viewers. During this three month period, the Company normally receives less revenue from sales in the market than it expects to receive when the market matures. Many households receive the Company's programming on more than one channel. The Company has found that sales in a market increase when its programming is available on more than one channel, thereby justifying the additional carriage costs.

         The Company owns and operates six UHF television stations located in the San Francisco, Boston, Houston, Cleveland, Raleigh and Bridgeport markets. Five of these stations are in the top 15 television markets in the United States, including the Bridgeport, Connecticut station which serves a portion of the New York City market.

         Principal elements in the Company's cost structure are (a) cost of goods sold, (b) transponder, cable and affiliate fees and (c) salaries and wages. The Company's cost of goods sold is a direct result of both the product mix and its ability to negotiate favorable prices from its vendors. Transponder, cable and affiliate fees include expenses related to carriage under affiliation and transponder agreements. Because it takes time for a market's revenue potential to mature, the Company expects to pay initial carriage cost in excess of its goal of approximately 15% of market revenue . If carriage cost does not decrease toward this goal as the market matures, management of the Company will attempt to renegotiate the carriage contract, seek an opportunity to terminate the carriage contract or not renew it. Salaries and wages have increased with the Company's increased revenues and the addition of staff to support its growth.

Overview of Results of Operations

         The following table sets forth for the periods indicated the percentage relationship to net sales of certain items included in the Company's Condensed Consolidated Statements of Operations:

                                                     Three Months Ended December 31,          Six Months Ended December 31,
                                                        1999                  1998               1999               1998

Net revenues                                                  100.0%               100.0%            100.0%              100.0%

Cost of goods sold (excluding items listed
     below)                                                     62.6                 58.3              62.7                58.5

Salaries & wages                                                 5.7                  7.1               5.8                 7.4
Transponder, cable & affiliate fees                             15.9                 17.0              16.6                17.2
Other general operating and
     administrative expense                                      9.6                 10.0               9.4                 9.3
Depreciation & amortization                                      3.3                  3.2               3.2                 3.1
Non-recurring move-related expenses                                -                  1.1                 -                 0.9
     Total operating expenses                                   97.1                 96.7              97.7                96.4

Interest income                                                  0.4                  0.4               0.5                 0.6
Interest expense                                               (4.2)                (5.5)             (4.6)               (5.7)
Other income                                                       -                    -                 -                   -

Net loss before income taxes                                   (0.9)                (1.8)             (1.8)               (1.5)
Income tax benefit                                             (0.3)                (0.7)             (0.7)               (0.6)

Net loss                                                       (0.6)                (1.1)             (1.1)               (0.9)

Three months ended December 31, 1999 vs. three months ended December 31, 1998

         Net Revenues. The Company's revenues for the quarter ended December 31, 1999, were $54.1 million, an increase of 36.6% from revenues of $39.6 million for the same quarter in 1998. The core business of the broadcast network accounted for 94.7% of revenues on an average of 21.8 million FTE Cable Households in the quarter ended December 31, 1999 compared to an average of 16.7 million FTE Cable Households in the 1998 quarter, representing a 30.5% increase in FTE Cable Households. The remaining 5.3% of 1999 revenues resulted from approximately $2.4 million in revenue from Collectors Edge, an increase of $531 or 27.7% over the 1998 period. In addition, the Company launched collectibles.comsm on November 12, 1999 and recorded $428 in net revenues.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and inbound freight. For the quarter ended December 31, 1999, the cost of goods sold rose to $33.9 million and, as a percentage of net revenues, increased to 62.6% from 58.3% in the comparable 1998 period. This increase is mainly due to a higher percentage of sales attributable to lower-margin product categories, primarily electronics and coins which collectively represented approximately 36.9% of revenues for the three months ended December 31, 1999 compared to 24.1% of revenues for the 1998 period. Also contributing to the increase was greater competition for Collector's Edge in the marketing of football trading cards, resulting in reduced sales prices. Excluding Collector's Edge, cost of goods improved from 62.6% during the quarter ended September 30, 1999 to 61.7% for the quarter ended December 31, 1999.

         Salaries and Wages. Salaries and wages for the quarter ended December 31, 1999 were $3.1 million, an increase of 10.0% over the comparable 1998 quarter. Salaries and wages, as a percent of revenues, decreased to 5.7% in the 1999 period compared to 7.1% in the 1998 period.

         Transponder and Cable. Transponder, cable and affiliate fees for the quarter ended December 31, 1999 were $8.6 million, an increase of $1.9 million or 27.9% over the comparable 1998 quarter. During the same period FTE Cable
Households grew 30.5%. The cable carriage cost component of this expense category decreased as a percentage of revenues to 15.0% from 15.8%. The additional expense in cable cost is the result of the Company's FTE Cable Households average increasing to 21.8 million from 16.7 million for the quarters ending December 31, 1999 and 1998, respectively.

         Other General Operating and Administrative Expenses. Other general, operating and administrative expenses for the quarter ended December 31, 1999 were $5.2 million, an increase of $1.2 million or 30.2% over the comparable 1998 quarter. This increase is comprised of approximately $761 of expenses relating to collectibles.comsm which became operational on November 12, 1999, and increases in various broadcast expenses, primarily $352 in credit card expenses due to increased sales and $119 in property and franchise taxes at the Nashville headquarters.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended December 31, 1999 were $1.8 million, an increase of $526 or 42.2% over the comparable 1998 quarter, due primarily to the acquisition of WSAH(TV) in Bridgeport, Connecticut.

         Non-recurring Move-Related Expenses. There were no non-recurring move-related expenses in the quarter ended December 31, 1999 compared to $422 in the 1998 period, which was related to employee relocation to the new Nashville headquarters.

         Interest. Interest expense of $2.3 million increased by $71 or 3.2% over the comparable period in 1998. The increase is primarily due to interest associated with current capital leases.

Six months ended December 31, 1999 vs. six months ended December 31, 1998

         Net Revenues. The Company's revenues for the period ended December 31, 1999 were $99.4 million, an increase of 35.2% from revenues of $73.5 million for the same period in 1998. The core business of the broadcast network accounted for 95.1% of revenues on an average of 20.9 million FTE Cable Households in the period ended December 31, 1999 compared to an average of 16.2 million FTE Cable Households in the 1998 period, representing a 29.0% increase in FTE Cable Households. The remaining 4.9% of 1999 revenues were mostly represented by $4.5 million in revenues from Collector's Edge, an increase of 20.5% from revenues of $3.9 million for the same period in 1998.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and inbound freight. For the period ended December 31, 1999, the cost of goods sold rose to $62.3 million, and as a percentage of net revenues increased to 62.7% from 58.5% in the comparable 1998 period. This increase is mainly due to a higher percentage of sales attributable to lower-margin product categories, primarily electronics and coins which collectively represented approximately 34.6% of revenues for the period ended December 31, 1999 compared to 22.9% of revenues for the 1998 period.

         Salaries and Wages. Salaries and wages for the period ended December 31, 1999 were $5.8 million, an increase of 6.3% over the comparable 1998 period. Salaries and wages as a percent of revenues decreased to 5.8% in the 1999 period compared to 7.4% in the 1998 period.

         Transponder and Cable. Transponder and cable costs for the period ended December 31, 1999 were $16.5 million, an increase of $3.9 million or 30.8% over the comparable 1998 period. During the same period FTE Cable Households grew 29.0%. The cable carriage cost component of this expense category decreased as a percentage of revenues to 15.6% from 15.9%. The additional expense in cable cost is the result of the Company's FTE Cable Households average increasing to 20.9 million from 16.2 million for the period ending December 31, 1999 and 1998, respectively.

         Other General Operating and Administrative Expenses. Other general, operating and administrative expenses for the period ended December 31, 1999 were $9.3 million, an increase of $2.6 million or 37.6% over the comparable 1998 period. This increase is comprised of approximately $1.1 million of expenses relating to collectibles.comsm which became operational on November 12, 1999, and increases in various operating expenses, primarily consisting of $667 in credit card expenses due to increased sales and $271 in property taxes at the Nashville headquarters.

         Depreciation and Amortization. Depreciation and amortization for the period ended December 31, 1999 were $3.2 million, an increase of $904 or 39.6% over the comparable 1998 period. The major components of this increase were the additional depreciation and amortization related to WSAH(TV) and the Company's new headquarters facilities.

         Non-recurring   Move-Related  Expenses.  There  were  no  non-recurring
move-related expenses in the period ended December 31, 1999 compared to $676 in the 1998 period related to employee relocation.

         Interest. Interest expense for the period ended December 31, 1999 was $4.5 million, an increase of $347 or 8.3% over the comparable 1998 period. This increase is primarily due to interest associated with current capital leases.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, the Company had total current assets of $49.9 million and total current liabilities of $30.6 million, resulting in a positive working capital position of $19.3 million. This represents a $42.3 million increase from the working capital position at the end of the prior year. The major components of the increase resulted from $44.3 million of proceeds (net of underwriting commissions) from the public offering of 5,828,000 shares of common stock in July 1999, and an additional $10.0 million in long-term debt, offset by approximately $12.1 million spent to acquire equipment and software and an increase of approximately $12.4 million in the combined level of inventory and accounts receivable. The Company used $20.0 million, including $600 of restricted cash, to pay off the short-term loan relating to the acquisition of the assets of the Bridgeport, Connecticut television station.

         During the six months ended December 31, 1999, the Company used approximately $8.8 million for operations. A component of this net use was the loss of $1.1 million, which included a $677 decrease in net deferred tax liabilities offset by $3.2 million in depreciation and amortization. In addition, the Company used approximately $6.7 million to support a higher level of receivables from customers paying in installments, and $6.0 million to carry higher inventory levels, primarily jewelry products. Approximately $1.7 million was provided from operations in the form of increased accounts payable and accrued expenses.

         The Company used approximately $17.6 million for investing activities primarily in connection with the installation of its computer system, the launch of collectibles.comsm and the purchase of $5.0 million of investment securities.

         Financing activities provided approximately $33.3 million to the Company during the six months ended December 31, 1999. The principal source was the public offering of 5,828,000 shares of common stock, which provided $44.3 million in proceeds (net of underwriting commissions), offset by the repayment of the $20.0 million bridge loan incurred for the purchase of the assets of the Bridgeport, Connecticut television station. The Company also obtained a $20.0 million line of credit of which $10.0 million was drawn for working capital.

         Approximately 90% of the Company's receipts are customer credit card charges, most of which are collected within three days of shipment on non-stretch pay sales and an average of 30 days (two or three payments) on stretch pay sales. This facilitates cash flow since the Company usually pays its vendors within 30 days of collection, and, as a result, the Company does not need a large amount of working capital to support rapid revenue growth.

         The Company successfully launched its new website, collectibles.comsm, on November 12, 1999. Upon the launch of collectibles.comsm, the Company discontinued selling products through shopathomeonline.com. To develop
collectibles.comsm and install a new enterprise-wide software system for its existing core business, the Company entered into agreements with Oracle, iXL, BroadVision and other vendors. Oracle provides the internal systems to manage order entry, accounting, human resources, purchasing and receivables. iXL helped implement BroadVision's interface between the website and the consumer. It is anticipated that the total cost of all of these agreements, with hardware, will approximate $18.0 million, approximately $16.0 million of which has already been incurred. With collectibles.comsm operational, working capital will be required to promote and develop the website in order to generate sales.

         Additional financing may be necessary to continue the Company's growth. The Indenture of Trust (the "Indenture") executed in connection with the Company's $75.0 million 11% Senior Secured Notes Due 2005 (the "Notes") permits the Company to incur debt which may be used for such future capital needs. In order to incur this debt, the Company must satisfy certain conditions imposed by the Indenture. The Company has obtained a line of credit of up to $20.0 million to be available for general corporate purposes.

Year 2000

         The Company has become Y2K compliant through systems replacement and believes existing capital budgets are adequate for any Y2K issues that may occur in existing hardware and software.

         The Company is supported by redundant systems from Sun, IBM and EMC. All host systems are Y2K compliant. The relocation of the Company's headquarters to Nashville facilitated compliance efforts by requiring the replacement of key network equipment. Since the move, the Company's local area network application servers and computers have been upgraded to Windows NT. All Windows NT systems have been upgraded to insure Y2K compliance. Additionally, the Company's telephone system, Aspect software and computer server used in the Company's call center have been upgraded and are compliant. The Company's financial system, human resources system and other management systems have been replaced by Oracle applications that are Y2K compliant.

         The Company has provided many of its vendors with Y2K compliant software, and management is not presently aware of any material problems in the Y2K compliance plans of its major vendors and service providers. None have been experienced to date.

         The Company's primary computer systems have been replaced either as part of its Y2K compliance program or to build a system to support future growth.

         At this time, the Company has experienced no material Y2K issues.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates, related to its investment of its current cash and cash equivalents and marketable securities of approximately $18.9 million as of December 31, 1999. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are reinvested, the Company is exposed to changes in market interest rates. This risk is not considered material, and the Company manages such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

         The Company is not exposed to market risk through changes in interest rates the Notes because the debt is at a fixed rate. The Company is exposed to market ris through changes in interest rates on its $20.0 million line of credit.

         Most of the Company's products are shipped directly to its customers by its vendors. The Company therefore maintains a retail inventory that is relatively small in relationship to its sales, reducing its exposure to changes in market conditions for its products. The Company's products are purchased domestically, and, as a consequence, there is no foreign currency exchange risk.

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


/S/ Kent E. Lillie
Kent E. Lillie, President


Date:             2/2/00


/S/ Arthur Tek
Arthur Tek, Executive VP & Chief Financial Officer


Date:             2/2/00