Form 10-Q
period 2000-03-31
SHOP AT HOME INC /TN/
filed 2000-04-13
CIK 810029

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For the Quarter Ended Commission File Number
                             March 31, 2000 0-25596


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock $.0025 par value                         30,876,838
      (Title of class)                         (Shares outstanding at
                                                    April 12, 2000)

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                                      Index
               Three and Nine Months Ended March 31, 2000 and 1999
--------------------------------------------------------------------------





Part     I        FINANCIAL INFORMATION


         Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets                         3

         Condensed Consolidated Statements of Operations               4

         Condensed Consolidated Statements of  Cash Flows              5-6

         Notes to Condensed Consolidated Financial Statements          7-9


         Item 2 -  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations     10-15

         Item 3 -  Quantitative and Qualitative Disclosure About
                     Market Risk                                       16

Part     II       OTHER INFORMATION

         Item 1 - Legal Proceedings                                    17

         Item 2 - Changes in Securities                                17

         Item 3 - Defaults upon Senior Securities                      17

         Item 4 - Submission of Matters to a Vote of Security Holders  17-18

         Item 6 - Exhibits and Reports on Form 8-K                     18

                  Exhibit 27         Financial Data Schedule (For SEC use only)



                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)

------------------------------------------------------------------------------------------------------------------------------

                                                                                March 31,                       June 30,
                                                                                   2000                           1999
                                                                           ---------------------           -------------------
                                                                               (Unaudited)


Cash and cash equivalents                                                                $8,110                        $7,066
Accounts receivable - net                                                                14,720                         8,969
Inventories - net                                                                        15,232                         7,234
Prepaid expenses                                                                          1,307                           919
Deferred tax assets                                                                       3,784                         1,097
                                                                           ---------------------           -------------------
     Total current assets                                                                43,153                        25,285

Related party - note receivable, net of discounts of $72 and
   $96, March 31, 2000 and June 30, 1999, respectively                                      695                           690
Property & equipment - net                                                               48,628                        35,403
Restricted cash                                                                           4,993                         5,433
FCC  and NFL Licenses - net                                                              95,464                        97,020
Goodwill, net                                                                             2,338                         2,367
Other assets                                                                              3,877                         4,499
                                                                           =====================           ===================
     Total assets                                                                      $199,148                      $170,697
                                                                           =====================           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                   $25,660                       $27,955
Current portion - capital leases and long term debt                                         735                        20,298
Deferred revenue                                                                            401                           111
                                                                           ---------------------           -------------------
     Total current liabilities                                                           26,796                        48,364

Long-term debt                                                                           86,553                        75,893
Deferred income taxes                                                                         -                           309
Redeemable preferred stock:
   Redeemable at $10 per share,
   $10 par value, 1,000,000 shares authorized;
   93,960 and 82,038 shares issued and outstanding at
   March 31, 2000 and June 30, 1999, respectively                                           954                           834

Stockholders' equity:
Common stock - $.0025 par value,
  100,000,000 shares authorized; 30,876,838 and
  24,557,822 shares issued at March 31, 2000
  and June 30, 1999, respectively                                                            77                            61
Additional paid in capital                                                               97,480                        53,317
Accumulated deficit                                                                    (12,712)                       (8,081)
                                                                           ---------------------           -------------------
     Total liabilities and stockholders' equity                                        $199,148                      $170,697
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

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                             (Thousands of Dollars)

----------------------------------------------------------------------------------------------------------------------------

                                                        Three Months Ended                      Nine Months Ended
                                                             March 31                               March 31,
                                                ------------------------------------  --------------------------------------
                                                     2000                1999               2000                 1999
                                                ----------------    ----------------  ------------------   -----------------
                                                  (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)

Net revenues                                            $53,567             $37,130            $152,930            $110,613
Operating expenses:
     Cost of goods sold (excluding items
        listed below)                                    34,606              22,866              96,921              65,869
     Salaries and wages                                   4,450               2,674              10,239               8,120
     Transponder and cable charges                        8,403               6,760              24,900              19,370
     Other general operating and
        administrative expenses                           6,587               3,673              15,929              10,456
     Depreciation and amortization                        2,840               1,327               6,027               3,609
     Non-recurring move-related expenses                                        197                                     873
                                                ----------------
                                                                    ----------------  ------------------   -----------------
          Total operating expenses                       56,886              37,497             154,016             108,297
                                                ----------------    ----------------  ------------------   -----------------

Income/(Loss) from operations                           (3,319)               (367)             (1,086)               2,316

Interest income                                             177                 110                 697                 524
Interest expense                                        (2,542)             (2,388)             (7,109)             (6,590)
Other income/(expense)                                        -                (52)                  30                (52)
                                                ----------------    ----------------  ------------------   -----------------
Loss before income taxes                                (5,684)             (2,697)             (7,468)             (3,802)

Income tax benefit                                      (2,160)               (987)             (2,837)             (1,445)
                                                ----------------    ----------------  ------------------   -----------------

          Net loss                                     $(3,524)            $(1,710)            $(4,631)            $(2,357)
                                                ================    ================  ==================   =================

Basic loss per share                                    $(0.12)             $(0.07)             $(0.15)             $(0.10)
                                                ================    ================  ==================   =================

Diluted loss per share                                  $(0.12)             $(0.07)             $(0.15)             $(0.10)
                                                ================    ================  ==================   =================












          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2000 and 1999
                             (Thousands of Dollars)
                                                                                      2000                        1999
                                                                                  (Unaudited)                 (Unaudited)
                                                                               -------------------         -------------------

CASH FLOW FROM OPERATING ACTIVITIES:

   Net loss                                                                              $(4,631)                    $(2,357)
   Non-cash expenses/(income) included in net loss:
     Depreciation and amortization                                                          6,027                       3,609
     Deferred tax benefit                                                                 (2,837)                     (1,787)
     Deferred interest                                                                        159                        (22)
     Provision for bad debt                                                                   601                           -
     Provision for inventory obsolescence                                                     125                          70
   Changes in current and non-current items:
     Accounts receivable                                                                  (6,352)                     (5,593)
     Inventories                                                                          (8,123)                     (1,503)
     Prepaid expenses and other assets                                                      (388)                     (1,536)
     Accounts payable and accrued expenses                                                  (798)                       4,930
     Deferred revenue                                                                         130                        (84)
                                                                               ===================         ===================
       Net cash used by operations                                                       (16,087)                     (4,273)
                                                                               ===================         ===================

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of equipment                                                               (16,348)                     (8,063)
     Deposits                                                                               (124)                           -
     Licenses                                                                               (567)                           -
     Net change in restricted cash                                                            440                           -
     Other assets                                                                            (22)                     (1,925)
                                                                               ===================         ===================
       Net cash used in investing activities                                             (16,621)                     (9,988)
                                                                               ===================         ===================

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from debt                                                                    10,000                           -
     Proceeds from stock offering                                                          44,293                           -
     Exercise of stock options and warrants                                                   907                       2,476
     Payment of stock issuance costs                                                        (757)                           -
     Debt acquisition costs                                                                 (222)                           -
     Purchase and retirement of common stock                                                                            (203)
     Repayments of debt and capitalized leases                                           (20,469)                       (415)
                                                                               ===================         ===================
        Net cash provided (used) by financing activities                                   33,752                       1,858
                                                                               ===================         ===================

NET INCREASE/(DECREASE) IN CASH                                                             1,044                    (12,403)

     Cash beginning of period                                                               7,066                      21,224
                                                                               ===================         ===================
     Cash end of period                                                                    $8,110                      $8,821
                                                                               ===================         ===================

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                       SHOP AT HOME, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                    Nine Months Ended March 31, 2000 and 1999
                             (Thousands of Dollars)

--------------------------------------------------------------------------------------------------------------------------------

                                                                            2000                                1999
                                                                  --------------------------          --------------------------
                                                                         (Unaudited)                         (Unaudited)

SCHEDULE OF NONCASH FINANCING ACTIVITIES

Stock issued for loan guarantee                                               $           -                       $          40
                                                                  ==========================          ==========================


Reversal of conversion of preferred stock into shares of
     common stock                                                             $         318                       $           -
                                                                  ==========================          ==========================


Conversion of preferred stock into shares of
     common stock                                                             $           -                       $         318
                                                                  ==========================          ==========================


Income tax benefit from exercise of stock options                             $         159                       $         886
                                                                  ==========================          ==========================


Property and equipment acquired through capital leases                        $       1,588                       $           -
                                                                  ==========================          ==========================


























          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           March 31, 2000 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All dollar values have been expressed in thousands (000s) unless otherwise noted except for per share data. The financial information included herein is unaudited for the quarter and nine months ended March 31, 2000 and 1999; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company, necessary for a fair presentation of financial condition and results of operations of the interim periods. The condensed consolidated balance sheet data for the fiscal year ended June 30, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accounting policies followed by the Company are set forth in the Company's financial statements in its Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999.

Certain  amounts  in  the  prior  periods'  condensed   consolidated   financial
statements have been reclassified for comparative purposes to conform to the current year presentation.

NOTE 2 -- INVENTORY

        The components of inventory at March 31, 2000 and June 30, 1999 are as follows:

                                                                       March 31                June 30,
                                                                         2000                    1999
                                                                         ----                    ----
           Work in progress (Collector's Edge)                                $ 1,502               $    795
           Products purchased for resale                                       12,243                  5,570
           Finished goods (Collector's Edge)                                    1,915                  1,173
                                                                  --------------------     ------------------
                                                                               15,660                  7,538
           Valuation allowance                                                  (428)                  (304)
                                                                  ====================     ==================
                Total                                                         $15,232               $  7,234
                                                                  ====================     ==================

NOTE 3 - REVOLVING CREDIT AGREEMENT

On December 15, 1999, the Company obtained a $20.0 million revolving line of credit from a commercial bank, of which $10.0 million was outstanding as of March 31, 2000. The line is collateralized by a first lien on certain station and corporate assets in accordance with an intercreditor agreement with the indenture trustee on behalf of the holders of the Company's $75.0 million 11% Senior Secured Notes Due 2005. The line matures on December 15, 2002 and requires that interest be paid at least quarterly at a variable rate (9.2875% at March 31, 2000) based on the Eurodollar Base Rate or the prime rate. The line contains covenants restricting, among other things, the sale of assets, mergers and acquisitions, investments and capital expenditures. In addition, the Company's financial operating results and cash on hand must exceed certain minimum levels.

NOTE 4 - NET LOSS PER SHARE

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Dilutive securities are represented by options, warrants and convertible preferred stock outstanding and are not included in the computation for loss periods because they would be antidilutive.

The following table sets forth for the periods indicated the calculation of net loss per share:

                                                               Three Months Ended                Nine Months Ended
                                                                   March 31,                         March 31,
                                                             2000             1999             2000            1999
                                                        ---------------- ---------------- --------------- ----------------
Numerator:
     Net loss                                                $  (3,524)       $  (1,710)      $  (4,631)       $  (2,357)
     Preferred stock dividends                                        -              (4)            (11)             (15)
                                                        ---------------- ---------------- --------------- ----------------

 Numerator for basic loss per share
         Available to common stockholders                    $  (3,524)       $  (1,714)       $ (4,642)       $  (2,372)
                                                        ================ ================ =============== ================

Denominator:
Denominator for basic earnings per share-
         Weighted-average shares                                 30,519           23,997          30,291           23,567
                                                        ================ ================ =============== ================

Basic  and diluted loss per share                             $  (0.12)        $  (0.07)       $  (0.15)        $  (0.10)
                                                        ================ ================ =============== ================

Although these amounts are excluded from the computation in loss years because their inclusion would be anti-dilutive, they are shown here for information and comparative purposes only.

a)       Employee stock options and warrants                      3,760            3,961           4,349            4,175
b)       Convertible preferred stock                                 94              127              94              137

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                              INDUSTRY SEGMENT DATA

                                          Three Months Ended March 31,                 Nine Months Ended March 31,
                                           2000                  1999                   2000                   1999

Revenues:
     Broadcast Network                     $     51,676          $     34,835           $     146,120          $    104,455
     Collector's Edge                             1,180                 2,295                   5,689                 6,158
     collectibles.comsm                           1,501                     -                   1,929                     -
     Inter-segment Sales                          (790)                     -                   (808)                     -
                                    -------------------- --------------------- -----------------------  --------------------
                                           $     53,567          $     37,130           $     152,930          $    110,613
                                    ==================== ===================== =======================  ====================

Income (loss) from operations:
     Broadcast Network                     $      (254)          $       (68)           $       3,096          $      2,044
     Collector's Edge                             (335)                 (299)                   (658)                   272
     collectibles.comsm                         (2,730)                     -                 (3,524)                     -
                                    -------------------- --------------------- -----------------------  --------------------
                                          $     (3,319)          $      (367)          $      (1,086)          $      2,316
                                    ==================== ===================== =======================  ====================
Depreciation and amortization:
     Broadcast Network                     $      2,450          $      1,144           $       5,233          $      3,060
     Collector's Edge                               145                   183                     513                   549
     collectibles.comsm                             245                     -                     281                     -
                                    -------------------- --------------------- -----------------------  --------------------
                                           $      2,840          $      1,327           $       6,027          $      3,609
                                    ==================== ===================== =======================  ====================

Income (loss) before taxes:
     Broadcast Network                    $     (2,439)         $     (2,398)          $      (3,086)         $     (4,061)
     Collector's Edge                             (342)                 (299)                   (684)                   259
     collectibles.comsm                         (2,903)                     -                 (3,698)                     -
                                    -------------------- --------------------- -----------------------  --------------------
                                          $     (5,684)         $     (2,697)          $      (7,468)         $     (3,802)
                                    ==================== ===================== =======================  ====================

                                                                                       March 31, 2000         June 30, 1999
                                                                               -----------------------  --------------------
Assets:
     Broadcast Network                                                                  $     185,742          $    162,842
     Collector's Edge                                                                           7,045                 7,855
     collectibles.comsm                                                                         6,361                     -
                                                                               -----------------------  --------------------
                                                                                        $     199,148          $    170,697
                                                                               =======================  ====================

Note:  Inter-segment sales are at a transfer price reflecting market value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and related notes included elsewhere herein. All dollar values have been expressed in thousands
(000s) unless otherwise noted.

General

         Shop At Home, Inc., (the "Company"), founded in 1986, is an electronic commerce leader in both the broadcast and Internet channels. It offers a variety of products, primarily collectibles such as sports cards and memorabilia, coins, currency and jewelry, much of which it sells on an exclusive basis.

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

         The Company generates approximately 95.2% of its revenues from the sale of products on the television network. The Company's products include sports collectibles and sports related products, plush toys, movie memorabilia and other signed and autographed merchandise, electronic equipment, coins and currency, cutlery and knives and jewelry and gemstones.

         Since 1997, the Company has also received revenues from sales by its subsidiary, Collector's Edge of Tennessee, Inc., which sells sports trading cards under licenses from National Football League Properties, Inc. and National Football League Players, Inc. Additionally, the Company receives revenues from the sale of time on the Company's owned television stations for the broadcast of infomercials.

         As of March 31, 2000, the Company's programming was viewable during all or part of each day by approximately 58.4 million individual cable households, of which approximately 12.4 million cable households received the programming on essentially a full-time basis (20 or more hours per day) and the remaining 46.0 million cable households received it on a part-time basis. To measure performance in a manner that reflects both the growth of the Company and the nature of its access to part-time cable households, the Company uses a cable household full-time equivalent method to measure the reach of its programming which accounts for both the quantity and quality of time available to it. To derive this full-time equivalent cable household base ("FTE Cable Household"), the Company has developed a methodology to assign a relative value of each hour of the day to its overall sales, which is based on sales in markets where programming is carried on a full-time basis. Each hour of the day has a value based on historical sales. FTE Cable Households have grown to 23.9 million at March 31, 2000 from 16.6 million at March 31, 1999. The Company believes that the change in the number of FTE Cable Households provides a consistent measure of its growth and applies this methodology to all affiliates. Accordingly, the Company uses the revenue per average FTE Cable Household as a basis for pricing new affiliate contracts and estimating their anticipated revenue performance.

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

         Principal elements in the Company's cost structure are (a) cost of goods sold, (b) transponder, cable and affiliate fees and (c) salaries and wages. The Company's cost of goods sold is a direct result of both the product mix and its ability to negotiate favorable prices from its vendors. Transponder, cable and affiliate fees include expenses related to carriage under affiliation and transponder agreements. Because it takes time for a market's revenue potential to mature, the Company expects to pay initial carriage cost in excess of its goal of approximately 15% of market revenue. If carriage cost does not decrease toward this goal as the market matures, management of the Company will attempt to renegotiate the carriage contract, seek an opportunity to terminate the carriage contract or not renew it. Salaries and wages have increased with the Company's increased revenues and the addition of staff to support its growth.

Overview of Results of Operations

         The following table sets forth for the periods indicated the percentage relationship to net sales of certain items included in the Company's Condensed Consolidated Statements of Operations:

                                                         Three Months Ended March 31,           Nine Months Ended March 31,
                                                          2000                  1999             2000                1999

Net revenues                                                  100.0%               100.0%          100.0%               100.0%

Cost of goods sold (excluding items
listed below)                                                   64.6                 61.6            63.4                 59.5

Salaries & wages                                                 8.3                  7.2             6.7                  7.4
Transponder, cable & affiliate fees                             15.7                 18.2            16.3                 17.5
Other general operating and administrative expense              12.3                  9.9            10.4                  9.4
Depreciation & amortization                                      5.3                  3.6             3.9                  3.3
Non-recurring move-related expenses                                -                  0.5               -                  0.8
     Total operating expenses                                  106.2                101.0           100.7                 97.9

Interest income                                                  0.3                  0.3             0.5                  0.5
Interest expense                                               (4.7)                (6.4)           (4.6)                (6.0)
Other expense                                                    0.0                (0.2)             0.0                  0.0

Net loss before income taxes                                  (10.6)                (7.3)           (4.8)                (3.4)
Income tax benefit                                             (4.0)                (2.7)           (1.8)                (1.3)

Net loss                                                       (6.5)                (4.6)           (3.0)                (2.1)
-------------------------------------------------------------------------------------------------------------------------------

Three months ended March 31, 2000 vs. three months ended March 31, 1999

         Net Revenues. The Company's revenues for the quarter ended March 31, 2000, were $53.6 million, an increase of 44.3% from revenues of $37.1 million for the same quarter in 1999. The core business of the broadcast network accounted for 95.4% of revenues on an average of 23.1 million FTE Cable Households in the quarter ended March 31, 2000 compared to an average of 16.1 million FTE Cable Households in the 1999 quarter, representing a 43.5% increase in FTE Cable Households. The remaining 4.8% of 2000 revenues resulted from approximately $1.2 million in revenue from Collector's Edge, a decrease of $1.1 million or 51.4% from the 1999 period. The decrease in Collector's Edge's revenue was due to a higher level of competition in the football card market. In addition, the Company launched collectibles.comsm on November 12, 1999 and recorded $1.5 million in net revenues for the quarter ended March 31, 2000.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and inbound freight. For the quarter ended March 31, 2000, the cost of goods sold rose to $34.6 million and, as a percentage of net revenues, increased to 64.6% from 61.6% in the comparable 1999 period. This increase was mainly due to a higher percentage of sales on the broadcast network attributable to lower-margin product categories, primarily electronics and coins, which collectively represented approximately 37.9% of revenues for the three months ended March 31, 2000, compared to 28.0% of revenues for the 1999 period. This shift in merchandising mix was in response to greater customer demands for popular electronic products such as computers and camcorders as well as collectible coins e.g. Silver Hoard. In comparison to the broadcast network, cost of goods sold via collectibles.comsm were lower (62.5%) as a percentage of related net revenues.

         Salaries and Wages. Salaries and wages for the quarter ended March 31, 2000 were $4.4 million, an increase of 66.4% over the comparable 1999 quarter. The increase was 47.9% if $494 of salaries from collectibles.comsm are removed for comparative purposes. Salaries and wages, as a percent of revenues, increased to 8.3% (7.4% without collectibles.comsm) in the 2000 period compared to 7.2% in the 1999 period.

         Transponder and Cable. Transponder, cable and affiliate fees for the quarter ended March 31, 2000 were $8.4 million, an increase of $1.6 million or 24.3% over the comparable 1999 quarter. During the same period FTE Cable Households grew 43.5%. The cable carriage cost component of this expense category decreased as a percentage of revenues to 14.8% from 17.0%.

         Other General Operating and Administrative Expenses. Other general, operating and administrative expenses for the quarter ended March 31, 2000 were $7.2 million, an increase of $2.9 million or 79.3% over the comparable 1999 quarter. This increase was comprised of approximately $2.6 million of expenses relating to collectibles.comsm (including $1.2 million of advertising expenses) which became operational on November 12, 1999, and increases in various broadcast expenses, primarily $629 in credit card expenses which rise in proportion to increased sales.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 2000 were $2.8 million, an increase of $1.5 million or 114.0% over the comparable 1999 quarter, due primarily to the acquisition of WSAH(TV) in Bridgeport, Connecticut and the installation of an enterprise wide information system.

         Non-recurring Move-Related Expenses. There were no non-recurring move-related expenses in the quarter ended March 31, 2000 compared to $197 in the 1999 period, which was related to employee relocation to the new Nashville headquarters.

         Interest. Interest expense of $2.5 million increased by $153 or 6.4% over the comparable period in 1999. The increase is primarily due to interest associated with current capital leases and the $10 million working capital loan.

Nine months ended March 31, 2000 vs. Nine months ended March 31, 1999

         Net Revenues. The Company's revenues for the nine month period ended March 31, 2000 were $153.0 million, an increase of 38.3% from revenues of $110.5 million for the same period in 1999. The core business of the broadcast network accounted for 95.2% of revenues on an average of 21.6 million FTE Cable Households in the period ended March 31, 2000 compared to an average of 16.1 million FTE Cable Households in the 1999 period, representing a 34.2% increase in FTE Cable Households. The remaining 4.8% of 2000 revenues were mostly represented by $5.7 million in revenues from Collector's Edge, a decrease of 8.2% from revenues of $6.2 million for the same period in 1999. Additionally, collectibles.comsm recorded $1.9 million in revenues since its launch on November 12, 1999.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and inbound freight. For the nine month period ended March 31, 2000, the cost of goods sold rose to $96.9 million, and as a percentage of net revenues increased to 63.4% from 59.5% in the comparable 1999 period. This increase was mainly due to a higher percentage of sales attributable to lower-margin product categories, primarily electronics and coins, which collectively represented approximately 33.0% of revenues for the period ended March 31, 2000, compared to 22.6% of revenues for the 1999 period.

         Salaries and Wages. Salaries and wages for the nine month period ended March 31, 2000 were $10.2 million, an increase of 26.1% over the comparable 1999 period. Salaries and wages as a percent of revenues decreased to 6.7% in the 2000 period compared to 7.3% in the 1999 period. This decrease was due to the growth of revenues at a faster rate than personnel needs, which more than offset incremental hiring for the launch of collectibles.comsm on November 12, 1999.

         Transponder and Cable. Transponder and cable costs for the nine month period ended March 31, 2000 were $24.9 million, an increase of $5.5 million or 28.5% over the comparable 1999 period. During the same period FTE Cable Households grew 34.2%. The cable carriage cost component of this expense category decreased as a percentage of revenues to 15.3% from 16.3%.

         Other General Operating and Administrative Expenses. Other general, operating and administrative expenses for the nine month period ended March 31, 2000 were $16.5 million, an increase of $5.5 million or 52.4% over the comparable 1999 period. This increase is comprised of approximately $3.6 million of expenses (including $1.3 million of advertising expense) relating to collectibles.comsm which became operational on November 12, 1999, and increases in various operating expenses, primarily consisting of $1.3 million in credit card expenses which rise in proportion to increased sales and $370 in property taxes at the Nashville headquarters.

         Depreciation and Amortization. Depreciation and amortization for the nine month period ended March 31, 2000 were $6.0 million, an increase of $2.4 million or 67.0% over the comparable 1999 period. The major components of this increase were the additional depreciation and amortization related to the Bridgeport television station, the Company's new headquarters facilities and the installation of an enterprise wide information system.

         Non-recurring Move-Related Expenses. There were no non-recurring move-related expenses in the nine month period ended March 31, 2000 compared to $873 in the comparable 1999 period related to employee relocation to Nashville, TN.

         Interest. Interest expense for the nine month period ended March 31, 2000 was $7.1 million, an increase of $518 or 7.9% over the comparable 1999 period. This increase was primarily due to interest associated with current capital leases and the $10 million working capital loan.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the Company had total current assets of $43.2 million and total current liabilities of $26.8 million, resulting in a positive working capital position of $16.4 million. This represents a $39.4 million increase from the working capital position at the end of the prior year. The major components of the increase resulted from $44.3 million of proceeds (net of underwriting commissions) from the public offering of 5,828,000 shares of common stock in July 1999, and an additional $10.0 million in long-term debt, offset by approximately $16.3 million spent to acquire equipment and software and an increase of approximately $14.7 million in the combined level of inventory and accounts receivable. The Company used $20.0 million, including $600 of restricted cash, to pay off the bridge loan relating to the acquisition of the assets of the Bridgeport television station.

         During the nine months ended March 31, 2000, the Company used approximately $16.1 million for operations. A component of this net use was the loss of $4.6 million, which included a $2.8 million increase in net deferred tax asset, offset by $6.0 million in depreciation and amortization. In addition, the Company used approximately $6.4 million to support a higher level of receivables from customers paying in installments, and $8.1 million to carry higher inventory levels, primarily jewelry products and Collector's Edge football cards. Approximately $797 was provided by decreased accounts payable and accrued expenses.

         The Company used approximately $16.6 million for investing activities primarily in connection with the installation of its computer system and the launch of collectibles.comsm.

         Financing activities provided approximately $33.8 million to the Company during the nine months ended March 31, 2000. The principal source was the public offering of 5,828,000 shares of common stock, which provided $44.3 million in proceeds (net of underwriting commissions), offset by the repayment of the $20.0 million bridge loan incurred for the purchase of the assets of the Bridgeport television station. The Company also obtained a $20.0 million line of credit of which $10.0 million was drawn for working capital.

         Approximately 90% of the Company's receipts are customer credit card charges, most of which are collected within three days of shipment on non-stretch pay sales and an average of 30 days to 60 days (two or three payments) on stretch pay sales. This facilitates cash flow since the Company usually pays its vendors within 30 days of collection, and, as a result, the Company does not need a large amount of working capital to support rapid revenue growth.

         The Company successfully launched its new website, collectibles.comsm, on November 12, 1999. Upon the launch of collectibles.comsm, the Company discontinued selling products through shopathomeonline.com. To develop collectibles.comsm and install a new enterprise-wide software system for its existing core business, the Company entered into agreements with Oracle, iXL, BroadVision and other vendors. Oracle provides the internal systems to manage order entry, accounting, human resources, purchasing and receivables. iXL helped implement BroadVision's interface between the website and the consumer. It is anticipated that the total cost of all of these agreements, with hardware, will approximate $20 million, approximately $18.4 million of which has already been incurred. With collectibles.comsm operational, working capital will be required to promote and develop the website in order to generate sales.

         Additional financing may be necessary to continue the Company's growth. The Indenture of Trust (the "Indenture") executed in connection with the Company's $75.0 million 11% Senior Secured Notes Due 2005 (the "Notes") permits the Company to incur debt which may be used for such future capital needs. In order to incur this debt, the Company must satisfy certain conditions imposed by the Indenture. The Company has obtained a line of credit of up to $20.0 million to be available for general corporate purposes, of which $10 million was outstanding at March 31, 2000.

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

         The Company is not exposed to market risk through changes in interest rates on the Notes because the debt is at a fixed rate. The Company is exposed to market risk through changes in interest rates on its $20.0 million line of credit which could be effected with changes in the prime rate or Eurodollar Base Rate.

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

                          PART II -- OTHER INFORMATION



Item 1.          Legal Proceedings.

                 A lawsuit was filed against the Company in January 2000 by a former vendor, Classic Collectibles, LLC, in state Chancery Court in Chattanooga, Tennessee. The vendor alleges that the Company improperly canceled some orders and that certain amounts it paid to the Company under a written agreement should be refunded because the Company did not provide that amount of broadcast network time in 1999 that the vendor alleges was orally promised in connection with the written agreement. The vendor sued for both compensatory damages and lost profits.

                 The Company and Collector's Edge were named as defendants in a lawsuit filed in Federal District Court, Central District of California, in March 2000 by Telepresence Technologies, LLC. The plaintiff alleges that certain sports cards produced and sold by Collector's Edge that incorporate a piece of sports memorabilia infringe its patent for such cards. The plaintiff asks for injunctive relief, compensatory monetary damages, triple damages because of the alleged willful infringement and attorney fees.

                 Both of these suits were filed during the quarter and are in the early stages of litigation. The Company and Collector's Edge dispute the allegations in both suits and plan to vigorously defend these actions.



Item 2.          Changes In Securities.
                 None




Item 3.          Defaults Upon Senior Securities.
                 None




Item 4.          Submission Of Matters To A Vote Of Security Holders.

         On March 30, 2000, the annual meeting of shareholders was held. Shareholders present in person or by proxy, representing 27,926,946 shares of Common Stock of the 30,491,515 shares outstanding on the record date, voted on the following matters:

1. The shareholders elected the following six directors of the Company, which are all of the directors of the Company, to hold office until the next annual meeting of shareholders or until their successors have been duly elected:



                                           Votes Cast
Name                   Votes Cast For       Against            Abstentions

J.D. Clinton             27,106,508          299,368              521,070

Kent E. Lillie           27,106,508          299,368              521,070

A.E. Jolley              27,106,508          299,368              521,070

Joseph I. Overholt       27,106,508          299,368              521,070

J. Daniel Sullivan       27,106,508          299,368              521,070

Frank A. Woods           27,106,508          299,368              521,070

2. The shareholders approved the Company's 1999 Stock Option Plan by the following vote:

     Votes In Favor      Votes Against      Abstentions       Broker Non-Votes

       21,894,954          1,848,949          171,841            4,011,202

3. The shareholders approved the Company's Stock Option Plan for Kent E. Lillie, its President and Chief Executive Officer, by the following vote:

     Votes In Favor      Votes Against      Abstentions       Broker Non-Votes

       10,106,405          1,910,443          234,528            15,675,570

4. The shareholders approved an amendment to the Company's charter, thereby causing certain provisions of the anti-takeover laws of the State of Tennessee to be applicable to the Company, by the following vote:

     Votes In Favor      Votes Against      Abstentions       Broker Non-Votes

       8,945,787           3,221,799          83,790             15,675,570


Item 6.          Reports On Form 8-K.

                 A current report on Form 8-K was filed on March 15, 2000 reporting under Item 5 the text of an Internet chat room question and answer session with Kent E. Lillie, the President and C.E.O. of the Company.

                 Exhibits

                 Exhibit 27 Financial Data Schedule (For SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 /s/   Kent E. Lillie
Kent E. Lillie, President


Date:               4/14/00


 /s/  Arthur Tek
Arthur Tek, Executive VP & Chief Financial Officer


Date:               4/14/00