Form 10-K
period 2000-06-30
SHOP AT HOME INC /TN/
filed 2000-08-31
CIK 810029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    --------

                                    FORM 10-K
                                   (Mark One)
                          [X] ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         For the fiscal year ended June
                                    30, 2000

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

       Registrant's telephone number, including area code: (615) 263-8000
        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0025 par value
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Common Stock held by non-affiliates of the registrant on August 29, 2000 was $103,362,275.

Number of shares of Common Stock outstanding as of August 29, 2000 was 31,266,787.

                               SHOP AT HOME, INC.

                                    FORM 10-K

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                      INDEX

PART I                                                                  Page

         Item 1.  Business                                                4
         Item 2.  Properties                                             15
         Item 3.  Legal Proceedings                                      15
         Item 4.  Submission of Matters to a Vote of Security Holders    16

PART II

         Item 5.  Market for Shop At Home's Common Stock                 17
         Item 6.  Selected Financial Data                                18
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    19
         Item 7A. Quantitative and Qualitative Disclosures About Market
                  Risk                                                   32
         Item 8.  Financial Statements and Supplementary Data            32
         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                    63
PART III

         Item 10. Directors and Executive Officers of the Company        64
         Item 11. Executive Compensation                                 64
         Item 12. Security Ownership of Certain Beneficial Owners and
                  Management                                             64
         Item 13. Certain Relationships and Related Transactions         64

PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                            65

SIGNATURES                                                               72

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

o the Company's expectations and estimates concerning future financial performance and financing plans;

o         anticipated trends in the Company's business;

o         existing and future regulations affecting the Company's business;

o         the Company's successful implementation of its business strategy;

o         fluctuations in the Company's operating results;

o         technological changes in the television and Internet industries;

o restrictions imposed by the terms of the Company's indebtedness and the issuance of the Series B Convertible Preferred Stock;

o         the Company's ability to manage its rapid growth and related expenses;

o significant competition in the sale of consumer products through electronic media;

o         the Company's dependence on exclusive arrangements with vendors;

o         the Company's ability to achieve broad recognition of its brand names;

o continued employment of key personnel and the ability to hire qualified personnel; and

o legal uncertainties and possible security breaches associated with the Internet.

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



ITEM 1.  BUSINESS

Company Overview

         The Company sells specialty consumer products, primarily collectibles, through interactive electronic media including broadcast, cable and satellite television and, increasingly, the Internet. The Company offers a variety of products such as sports cards and memorabilia, coins, currency and jewelry, many of which it sells on an exclusive basis. The Company produces programming in a digital format at its facilities in Nashville, Tennessee. The programming is transmitted by satellite to cable television systems, television broadcasting stations and satellite dish receivers across the country. The Company launched its website, collectibles.com, on November 12, 1999, and intends for collectibles.com to be the premier website for the sale of collectible products.

         The Company believes that the emergence of the Internet as a global interactive communications medium provides it with an opportunity to leverage its traditional broadcast assets and the Company's significant experience in marketing specialty consumer products over an electronic medium. Since 1994, the Company has increased its net revenues from $21.7 million to $200.1 million for the year ended June 30, 2000, almost entirely through the use of traditional television broadcasting. The Internet offers the Company the potential to broaden its customer base, the ability to offer an expanded product line, the capability to use computer technology to reduce the cost of processing and fulfilling customer orders, and the opportunity to enhance the consumer shopping experience, which the Company believes will result in additional repeat customers and higher sales.

         The Company owns and operates six UHF television stations, which are located in the San Francisco, Boston, Houston, Cleveland, Raleigh and Bridgeport markets. Five of these television stations are located in the top 15 television markets in the United States, including the Bridgeport, Connecticut station which covers a portion of the New York City designated market area (as defined by Nielsen Media). As of June 30, 2000, the Company's television programming reached, during all or part of the day, 60.1 million cable and direct broadcast system (DBS) households, many of which received the programming on more than one channel. Approximately 13.1 million households received the Company's programming on essentially a full time basis (20 or more hours per day).

         The Company's products are segmented into two categories: jewelry and lifestyle products, and sports and collectible products. Jewelry and lifestyle products include high-end jewelry and gemstones, health and beauty aids, exercise equipment and electronics. Sports and collectible products include sports and entertainment memorabilia, trading cards, coins and knives. The Company believes that its product mix and marketing strategy are unique in the electronic commerce industry because it features higher quality products which are not widely available.

         The Company is incorporated in Tennessee and its principal place of business and executive offices are located at 5388 Hickory Hollow Parkway, Antioch, Tennessee 37013. The Company's telephone number is (615) 263-8000 and its Internet address is www.collectibles.com.

Industry Background

         Television Programming. Electronic commerce using full-time television programming has grown to a $4.5 billion industry. The television commerce industry is dominated by two competitors: The Home Shopping Network and the QVC Network, which had a combined market share of approximately 90% in calendar
1999. The Company estimates that its market share has grown from 2.5% in calendar 1997 to 4.0% in 1999.

         Television station ownership allows a broadcaster to utilize the "must carry" rules of the Federal Communications Commission (FCC). Generally, the "must carry" rules require most cable systems (with the exception of some small systems) to set aside up to one-third of their channels to carry the broadcast signals of local, full-power television stations, including those broadcasting programming that allows consumers to shop from their homes. These signals must be carried on a continuous, uninterrupted basis and must be placed in the same numerical channel position as when broadcast over-the-air, or on a mutually agreeable channel.

         In addition, the FCC has adopted rules for implementing digital (including high-definition) television service, or DTV service. The FCC has allotted to eligible existing television stations a second channel on which to provide DTV service. Television stations will be allowed to use these channels according to their best business judgment. These uses include multiple standard definition program channels, data transfer, subscription video, interactive materials, and audio signals, while continuing to provide a free programming service digitally that is at least comparable to today's analog service.

         Internet Commerce. The Internet is an increasingly significant global medium for communications, content and commerce. The increasing functionality, accessibility and overall usage of the Internet have made it an attractive commercial medium. The Internet is evolving into an alternative sales and marketing channel to retail stores, mail-order catalogues and television shopping. Online retailers can interact directly with customers, adjusting their featured selections, editorial insights, shopping interfaces, pricing and visual presentations to effectively market their products. The Company believes that the minimal cost to originate programming on the Internet, the ability to reach and serve a large and global group of customers electronically from a central location, and the potential for personalized low-cost customer interaction all provide additional economic benefits for online retailers.

         Increases in consumer purchases on the Internet are expected to be a significant factor in the growth of electronic commerce. The online shopping experience offers convenience to the consumer. An online consumer's ability to comparison shop is greatly enhanced by the ability to access multiple retailers via the Internet. Online shopping also offers the consumer access to a greater depth and variety of products than available through traditional retailers in a "brick and mortar" environment. Products commonly sold on the Internet include software, books, music, airline tickets and, increasingly, specialty consumer products and larger household consumer goods. The Gartner Group estimates that online consumer purchases will total $29.3 billion in calendar 2000.

          Despite the low barriers to entry for Internet retailers, the Company believes that it has three significant advantages: (1) its capacity, at minimal incremental cost, to direct traffic to its website utilizing promotion on Shop At Home's television network; (2) its ability to sell products using a video presentation, which will become even more important as web users are increasingly connected via broadband and as a result wish to receive television quality video on the Internet; (3) and its exclusive relationships with selected collectibles vendors.

         Specialty Consumer and Collectible Products. The sale of specialty consumer products, and the collectibles industry in particular, is a large and growing segment of the retail industry. Based upon a recent survey, by Unity Marketing, the Company believes that the market for primary collectibles in the United States is at least $80 billion.

         The market for collectibles includes a broad range of products which share in common a group of consumers interested in acquiring products as collectors' items. Collectors purchase collectibles for a variety of reasons, including nostalgia, hobby or investment. Collectibles have traditionally been sold through specialty retailers, each of whom generally sells one category, or a limited number of categories, of collectible products. As a result, the market for collectible products, while large, is highly fragmented with no dominant industry retailers.

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

         Convergence. The Company's website, collectibles.com, has proven to be successful since its launch in November of 1999. Revenue from the site has grown continually reaching a monthly high in June 2000 of $1.6 million (net of returns). This revenue growth was achieved even though Shop At Home has spent minimally on outside advertising or customer acquisition costs.

         By converging its two platforms, the Company has leveraged the use of the television network to drive new customers to the more efficient Internet channel. Customers are now able to view all of the products offered by Shop At Home at their own leisure without having to rely on the network schedule. This allows for a more personal shopping experience and the opportunity for those who can only access Shop At Home part-time, or not at all, to see all of its quality products 24 hours a day.

         The first phase of collectibles.com was to provide a multi-media platform for the display of the Company's product catalog. Shop At Home is currently working on the second phase which will create a much richer and more personal shopping experience. Phase two will provide customers a more network centric web site with a focus on the convergence of the two platforms. This will include an opportunity for customers to view scheduled product offerings for current and future shows. The multi-media platform will feature both show and product video clips and will offer customers the opportunity to further research product descriptions and to discover similar items that may be of interest to them.

         By building strong affiliate programs and also by effectively using the advertising opportunity provided by the Company's television network, collectibles.com has steadily increased customer traffic. The Company is now concentrating on increasing the conversion rate of visitors into customers. A new design plan will enhance the customer's buying experience by improving the navigational structure of the site. New features include true community pages, more effective personalization for a customized shopping experience, a more robust keyword and brand search engine, home pages for network shows, combined with recent enhancements such as personalized branded e-mail, electronic coupons and wish lists. The Company believes that these features will provide a rich and rewarding shopping experience for site visitors and an opportunity for its exclusive vendors to showcase more products.

Business Strategy

         Operating results for the year, and particularly the quarter, ended June 30, 2000 were significantly below the Company's expectations. As a result, the Company has subsequently made high-level management changes as part of a comprehensive turnaround plan. The major elements of the turnaround effort include revenue improvement as well as cost reduction initiatives, all of which are being implemented either immediately or, at the latest, by the end of the current fiscal year.

Cost Reduction Improvements

         Headcount reduction. The Company has reduced its number of employees by more than 15% from its peak in May 2000, eliminating 90 full-time and 50 part-time positions, resulting in significant current savings. These reductions have been achieved in several ways: by converging the sales and merchandising staffs of the television network and collectibles.com; by improving information flow and reaping the benefits of the Company's enterprise wide Oracle computer system; and by reviewing all employment positions for efficiency and profit contribution. The convergence of collectibles.com with the television network eliminated several high level positions, including that of the network's Chief Operating Officer. Annualized employee compensation savings from the convergence are estimated at $1 million. Additional compensation savings are being realized from improving systems and tightening controls on the creation of new positions.

         Elimination of unprofitable distribution. The Company is aggressively evaluating all of its broadcast and cable carriage agreements to ensure that each is making a positive contribution to profitability. Since June 30, 2000, the Company has canceled distribution agreements covering over 300,000 full-time equivalent households. The Company intends to continue to cancel or renegotiate carriage agreements until virtually all of the homes it reaches are profitable. The Company will continue to add new homes not previously reached but with strict cost criteria. While the Company expects its overall distribution to grow in fiscal 2000, as it has consistently over the past several years, management expects such growth to be relatively moderate in order to achieve the goals of a reduction in the average cost per home and in distribution costs as a percentage of revenues.

         Reduction of Shipping Costs. During fiscal 2000, the Company utilized its vendors to drop ship approximately 75% of purchases. The Company paid the vendors a handling fee for each of these shipments, either separately invoiced or as part of a higher product cost. To reduce those handling fees and to eliminate internal costs for those packages (primarily jewelry and electronics) which the Company ships itself, management will begin the implementation of a centralized fulfillment system outsourced to a large third party provider of such services. The Company believes that by centralizing its shipping with a proven and dedicated fulfillment company, it can accrue cost savings while actually improving delivery time and customer service. Additionally, based on its growing volume, the Company has negotiated higher discounts with its major shipping carrier. The Company estimates that savings from these shipping initiatives will total at least $1 million annually.

         Renegotiation of Major Contracts. The Company is implementing a standard merchandise vendor contract which will generally improve payment terms and product quality. For non-merchandise vendors, the Company is reviewing all material contracts and commitments to determine whether they can be renegotiated, canceled or replaced with more cost efficient alternatives. This review has already resulted in the elimination of $500 thousand from projected fiscal 2001 operating costs.

Revenue Improvement Initiatives

         Reduction of Charge-Backs and Returns. During the second half of fiscal 2000, the Company became lax in the enforcement of its 30 day cutoff for return of merchandise by its customers. The laxness was caused initially by the normal conversion problems related to the Company's new order entry and customer service systems (part of the enterprise wide Oracle installation), and because management gave customers the benefit of the doubt regarding alleged billing or shipping errors. This laxness was continued by merchandising management, however, even after the systems' problems were corrected. In July, with the management personnel changes discussed above, the Company aggressively reinstituted its 30 day return policy. In addition, the Company has identified statistically valid correlations between higher return rates and certain product categories, price points and payment terms, and is adjusting its merchandising strategy accordingly. "Charge-backs" are credit card payments from the Company's customers which are subsequently credited back to the customer, primarily due to fraudulent usage or theft, thus reducing revenues with no offsetting return of the sold merchandise. Charge backs, similar to returns, increased significantly during the second half of the fiscal year due to the system conversion, which gave fraudulent customers temporary opportunities that have subsequently been stopped. Also, the Company believes that credit card fraud in general is increasing for all electronic retailers, and, therefore, has invested in specific state-of-the-art fraud prevention software and databases, and has established a separate fraud detection department reporting to the Vice President of Finance. These efforts are yielding immediate results.

         Returning To Destination Programming. During the later part of fiscal 2000, the Company became less consistent with regard to the products presented on air during a given part of the day. The television network's programming became less reliable for regular customers seeking sports memorabilia, jewelry, electronics and other popular products which do not necessarily attract the same audience. Too much experimentation resulted in breaking viewers' loyal habits. The Company has now returned to predictable scheduling by daypart. To the extent that the Company does vary product categories in a given hour, the Company intends to substitute products which have a similar gender and lifestyle appeal. For example, the Company may substitute a limited amount of health and beauty products for jewelry or collectible knives for sports memorabilia.

         Lowering Pricepoints. The Company's average pricepoint in fiscal 2000 was $202, believed to be three to four times the average for QVC and HSN. In past years, the Company has been constrained in order taking capacity, with a limited number of sales operators, thus encouraging the sale of fewer items at higher prices. Now, however, a greater number of operators have been hired and trained on improved order-taking software. In addition, the Company has installed a new interactive voice response system to automatically take orders from repeat customers. The Company also has access to an outside overflow sales center. Customers with access to the Internet can bypass the sales operators and order directly from collectibles.com. The Company will still offer certain high-priced and one-of-a-kind items, but primarily on the website, without using otherwise valuable television airtime. With more order processing capacity, the Company plans to selectively reduce price points while maintaining its unique position as a high quality collectible alternative to QVC and HSN.

         Providing Customer Financing. The Company plans to launch a private label credit card program, funded by a financial institution, for its customers' exclusive use to purchase products from the television network and collectibles.com. The card will be made available in the second quarter ending December 31, 2000 as part of the Company's holiday marketing strategy. The features of the card will include no annual fee and various attractive deferred payment options which the Company believes will facilitate higher sales with credit risk assumed by the funding financial institution.

         Creating A Significant Database Marketing Revenue Stream. In past years, the Company has not fully utilized its two million name customer database to generate incremental revenue through telephone, mail and e-mail solicitations. With the recent hiring of an experienced Vice President of Database Marketing (a newly created position), the Company plans to selectively target its customers using coupons, contests, special events, welcome kits and reactivation incentives in order to generate sales over and above telephone call-in and online transactions. In addition, the Company will monetize the value of its database through partners who can utilize the customer lists to offer products of proven interest.

Recent Developments

         Channel 60-69 Auction

         In the 1997 Balanced Budget Act, Congress directed the FCC to reallocate the 746-806 MHz band of spectrum for both public safety and commercial use. The FCC anticipates that this spectrum will be used for next generation, or 3G, wireless services. This band currently is being used by analog broadcast television stations operating on channels 60 through 69. The spectrum is occupied by more than 100 analog broadcast television stations ("incumbent stations") throughout the country, including the Company's stations located in the Houston, Boston and Cleveland markets.

         Under the FCC's rules, these incumbent stations are permitted to continue analog operations on Channels 60 through 69 until at least December 31, 2006. Auction of the spectrum for wireless services is scheduled for March 6, 2001. Because broadcasters and wireless carriers cannot use the spectrum simultaneously, auction winners wishing to initiate commercial wireless services before December, 2006, may desire to relocate the incumbent broadcast stations, including the Company's incumbent stations.

         The FCC has initiated a proceeding to investigate several 746-806 MHz band-clearing proposals. While the Company is unable to predict the outcome of this proceeding, the FCC also has concluded that there is a presumption in favor of certain band-clearing agreements between broadcasters and auction winners. Accordingly, assuming the auction is completed, there is a possibility that either through an FCC-endorsed band-clearing plan, or through private negotiations, opportunities may exist for broadcast station owners located in the 746-806 MHz band (i.e. on channels 60-69), including the Company, to reach agreements, including possible compensation with auction winners to facilitate relocation of certain stations. If such an opportunity exists, the Company may be willing, for a negotiated price to cover its investment in these stations and to recoup expected losses from potential over-the-air viewership losses occurring from vacating the analog spectrum early, to relocate any or all the stations listed above to its digital allocation.

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

o the direct reception of the Company's satellite transmission by individuals who own "backyard" satellite dishes; and

o         the Company's website, collectibles.com.

         As of June 30, 2000, the Company's programming was viewable on television during all or part of each day by approximately 60.1 million cable households throughout North America, including DBS households. Of these households, approximately 13.1 million households received the programming on essentially a full-time basis (20 or more hours per day). The Company estimates (based on a proprietary formula) that the 60.1 million cable households that received the Company's programming for all or part of a day on June 30, 2000, are the equivalent of approximately 24.8 million cable and DBS households receiving such programming on a full-time basis. These numbers do not include the number of persons receiving the Company's programming with "backyard" satellite downlink equipment or from over-the-air transmission of its signal.

The following table sets forth certain information with respect to the Company's programming distribution to television cable households at June 30, 2000:

         Number of Hours of Programming Available to Households per Day

                                            0 TO 3   3+ TO 6   6+ TO 9   9+ TO 12   OVER 12   TOTAL
                                            ------   -------   -------   --------   -------   -----
Number of Households (in millions)            7.3     24.3      9.0        3.8        15.7    60.1

         Programming Origination. The Company originates its programming from its studios and technical facilities in Nashville, Tennessee. The Company transmits its programming to transponders leased or subleased by it on satellites. The satellites retransmit the Company's signal to (a) broadcast television stations located throughout the United States, (b) cable television and DBS systems and (c) "backyard" satellite dish receivers.

         The Company also originates programming on its website with video streaming of its live television network.

         Owned and Operated Stations. The following table sets forth certain information regarding each of the broadcast stations owned by the Company:

                                                                                                  Actual cable Households
                                                                       DMA Households(1)                Reached (2)
                                        License                         (In Thousands)                (In Thousands)
              Date          DMA        Expiration   Rank of          Broadcast                     When
Call Sign   Acquired      Market         Date         DMA            Television       Cable      Acquired      June 30, 2000

WSAH            6/99   New York(3)        6/2007           1             6,875         5,070          680            765
KCNS            3/98   San Francisco     12/2006           5             2,423         1,747        1,229          1,427
WMFP            2/95   Boston             4/2007           6             2,211         1,767          750          1,753
KZJL        12/94(4)   Houston            8/2006          11             1,712           985            3            843
WOAC            3/98   Cleveland         10/2005          15             1,479         1,058          205            963
WRAY            3/98   Raleigh           12/2004          29               858           536          331            382

(1) Total number of broadcast television households in the DMA in January 2000 according to Nielsen Media Research and total number of cable households in the DMA in September 1999 according to Nielsen Media Research.

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

         Affiliations. In 1993, the Company began an aggressive effort to increase the distribution of its programming. Since that time, the Company has been successful in significantly building a "network" for distribution of its programming and in building relationships with television stations owned by third parties, certain owners of multiple cable systems and with Echostar, a leading DBS provider. The Company's programming is now viewed via broadcast or cable affiliation in more than 150 television markets, including all of the country's top fifty (50) DMAs.

         The Company's affiliation agreements typically have a term of one year and can be canceled upon 30 days notice by either party. The Company's experience has been that most of the affiliation agreements are renewed beyond their original terms. The time purchased under these agreements is usually preemptible only under certain limited circumstances, including public interests or breaking news programming, and the Company generally pays a fixed rate for the hours its programming is actually carried.

Products and Customers

         Products and Merchandise. The Company offers a variety of specialty consumer products. Its products include sports collectibles and sports related products, movie memorabilia and other signed and autographed merchandise, electronic equipment, coins and currency, cutlery and knives, jewelry and gemstones. A majority of these items are classified as collectible products.

         The Company buys products from numerous vendors and believes that it has excellent relationships with most of its vendors. Certain products sold by the Company are available through multiple suppliers. The Company also acquires unique products from a select group of vendors and believes that it will be able to continue to identify sources of specialty products. The Company believes offering unique products helps differentiate it from its competitors. Because of the nature of the collectibles market, the Company attempts to sign agreements with vendors in which it is the exclusive distributor of the vendors' products. The Company continually monitors product sales and revises its product offerings in an effort to maintain an attractive and profitable product mix. The Company also is continuously evaluating new products and vendors to broaden its merchandise selection.

         During the year ended June 30, 2000, the Company had three vendors from whom it purchased from each more than 10% of its total cost of goods sold. These consisted of an electronics vendor, a coin vendor and a sports vendor which accounted for approximately 15.3%, 14.9% and 11.1% of the Company's cost of goods sold, respectively. The Company believes that it could find replacement vendors for the products sold by any one of these vendors without a material adverse effect on the Company.

         The following table sets forth certain information about the types of products sold by the Company during the years ended June 30, 2000, 1999 and 1998:

              Type of Product                                         Percentage of Net Revenues

                                                           2000                      1999                   1998

Sports Products                                              33.9 %                   28.8 %                  22.3 %
Electronics                                                  23.1                     16.6                    11.5
Jewelry and Gemstones                                        17.9                     11.4                    12.9
Coins and Currency                                           16.4                     12.7                    11.8
Cutlery and Knives                                            4.4                      6.5                    13.4
Plush Toys                                                    1.4                     19.5                    22.2
Health and Beauty Products                                    1.0                      2.4                     2.0
Other Items                                                   1.9                      2.1                     3.9
Total                                                       100.0 %                  100.0 %                 100.0 %

         Programming and Presentation of Merchandise. The Company segments most of its programming into product or theme categories. It has the studio and broadcasting capability to produce multiple live shows simultaneously, and it occasionally provides multiple broadcasts to differing viewer groups during peak viewing times. The Company's technical facilities allow it to broadcast an analog and digital signal to its main satellite transponder in the same transmission signal. The Company plans to archive its digital programming and replay the programming on its website so that visitors to the website can download any portion of the video or audio programming they desire.

         The Company's programs use a show host approach with the host conveying information about the products and demonstrating their use. The viewer may purchase any product the Company offers, subject to availability. The Company seeks to differentiate itself from other televised shopping programmers by using an informal, personal style of presentation and by offering unique, high-end mail oriented products. The sale of coins, collectible sports-related items and other limited availability products provides the Company's viewers with alternatives to the products offered on other televised shopping programming. The Company believes that continued use of such niche programming is important to its future growth, especially the growth of the Internet site.

         Returns of Products and Merchandise. The Company generally offers its customers a full refund on merchandise returned within 30 days of the date of purchase. For the year ended June 30, 2000, returns were 22.5% of total revenue, compared to 18.0% for the year ended June 30, 1999 and 22.2% for the year ended June 30, 1998. The Company is taking immediate measures to reduce returns (See "Business Strategy" above).

         Charge-Backs. The Company has experienced an increase in credit card charge-backs from $1.0 million as of June 30, 1999 to $4.3 million as of June 30, 2000. The increase is primarily due to fraud. The Company is taking immediate measures to reduce fraud (See "Business Strategy" above).

         Shipping. The Company ships customer orders as promptly as possible after taking the order, primarily by UPS or parcel post. The Company ships either from its warehouse facility or through selected vendors with which it has drop-ship agreements. The Company maintains its own customer service department to address customer inquiries about ship dates, product, and billing information. The Company intends to improve delivery times, packaging and other aspects of its shipping operations through the utilization of a centralized fulfillment operation beginning in the second quarter of fiscal 2001 (See "Business Strategy" above).

         Customer Relations. Customers can place orders with the Company 24 hours a day, seven days a week, over the Internet or via the Company's toll-free number (800) 366-4010. The Company uses customer sales representatives and an automated touch-tone ordering system to accept customer orders. A majority of its customers pay for their purchases by credit card, and the Company also accepts payment by money order, check, debit card and electronic funds transfer. The Company continues to develop and implement an in-house training program designed to improve the productivity, proficiency and product knowledge of its customer service and sales center operators.

         Mechanical, electronic and other items may be covered by manufacturer warranties. The Company strives to continuously improve its customer service and utilizes outside agencies to conduct objective comparisons with its competitors. The Company periodically surveys and researches its customers to solicit ideas for better products, programming, and service.

         Collector's Edge. In March 1997, Collector's Edge was organized as one of the Company's wholly-owned subsidiaries. Collector's Edge sells sports trading cards, primarily football cards. Its principal assets are licenses from National Football League Properties, Inc. and the National Football League Players, Incorporated. Collector's Edge specializes in the production of these cards using plastic rather than normal paper stock. Collector's Edge acquired the assets of a business that previously held the NFL licensing agreements and produced the sports trading cards for a period of four years. For the year ended June 30, 2000, Collector's Edge had net revenues of approximately $9.7 million.

         The licensing agreements with NFL Properties gives Collector's Edge the right to use the logos and trademarks of NFL teams and certain players on its trading cards. Both licenses expire in March 2001 and the Company expects these licenses to be renewed in the ordinary course of business. Collector's Edge also had a license with NFL Players giving it the right to use the likenesses of certain other NFL players on its trading cards and is still paying the required royalties under this license although it expired in February, 1999. The Company believes this license will be renewed in the near future for like terms.

         Seasonality.      The Company's  business  is somewhat  seasonal,  with
its sales made in the last quarter of the calendar year normally being the highest for the year.

Competition

         Competition in Television Commerce. The television commerce industry is highly competitive and is dominated by The Home Shopping Network and the QVC Network. The Company's programming competes directly with The Home Shopping Network, QVC Network and ValueVision in almost all of its markets. The Company's competitors are well-established and have substantially greater financial, distribution and marketing resources than the Company. They also reach a larger percentage of U.S. television households. The Company is at a competitive disadvantage in attracting viewers for a number of reasons, including the fact that its programming is often not carried by cable systems on a full-time basis and that it may have less desirable television channel positions on cable systems. The Company also competes generally with traditional store and catalogue retailers, many of whom also have substantially greater financial, distribution and marketing resources. These competitors also may enter into business combinations, joint ventures and strategic alliances with each other, as well as with Internet retailers or websites which could further enhance their resources.

         Competition in Internet Retailing. Internet commerce is also highly competitive. Many major retailers and marketers now sell their products on the Internet. Despite a high failure rate, new retail websites are being launched daily and may compete directly with collectibles.com in the future.

Employees

         As of June 30, 2000, the Company employed approximately 673 persons of which approximately 581 were full-time employees. It believes its relationship with its employees is good. Presently, no collective bargaining agreements exist between the Company and its employees.

Information Technology

         Integrated "Enterprise Solution" Computer System. The Company has implemented an Oracle enterprise wide system integrating customer management, the Internet, and financial reporting. The system was implemented on Sun Microsystems servers and EMC disk sub-systems. The system is scalable as the Company grows. The new integrated system provides improved interfaces with the Company's telephone center operations, its website, e-mail and vendors with electronic data interchange capabilities. The Company believes that the integrated system provides a platform for growth. The system also provides more information to its customers, to its telephone operators and to management.

         Customer Contact Center. The Company manages customer sales and service through an Aspect Telecommunications Corporation telephone system. The telephone system combined with the Oracle computer system to support automated ordering through integrated voice response. The system also supports automated number identification, skills based routing (to the most qualified operator) and priority queuing for top customers. The Company is currently upgrading the system to be more tightly integrated with the Oracle system. When complete, the system will be able to provide the sales representatives with the purchase history of its customers. The system is currently configured to handle increased call volume. The Company also handles customer service contacts through Internet chat sessions and e-mail.

         Internet Architecture. The Company's web site, collectibles.com, is designed around "best of breed" e-commerce computer solutions. The system is totally integrated with the Sun Microsystems servers and EMC disk systems. E-commerce software from BroadVision is used to provide rules based product presentation (providing personalized product offerings for repeat customers). The site is designed to support thousands of SKUs pulled directly from the Company's product database and offers a live video stream of the Company's television programming and show schedules. It also provides the customer with a full 360-degree view of many of collectibles.com's products. Other key features of the site include a persistent shopping cart which transfers from page to page, e-mail product information to a friend, live chat, and free e-mail accounts. The system is scalable to more than one million transactions per day. The site is hosted at the Company's facilities in Nashville. The facility is equipped with redundant DS3 communications delivered on a Sonnet ring. Redundant servers, routers, and power generators support the site.

Broadcast Technology

         Production. The Company's production facility in Nashville features state-of-the-art digital equipment. Utilizing "serial digital" video processing allows the Company to produce programs with minimal signal degradation in any part of the production process, and to provide the viewer with optimum signal quality. Computer video server technology and the MPEG-2 format are used extensively to allow instant recall of product shots or promotional spots to be used on the air. Panasonic's DVCPRO videotape format is used for digital content recording and playback. Video promotions are produced in editing suites utilizing computer equipment and the Motion-JPEG video format. The Company has also improved operational standards through increased training, quality control, and optimized flow of information among the different portions of the production process.

         Distribution. The Company currently has four satellite distribution channels: three analog, and one digital. The uplink signals are transmitted through state-of-the-art 9.3 meter dishes at the Company's Nashville facilities. A portion of the Company's affiliates, including all six of its owned and operated stations, have begun using the digital MPEG-2 signal for an ultra-clear picture. This signal can be redistributed from each location at very high quality. This system is also a component necessary in the upcoming conversion to the DTV television format. The Company can also use this technology to "multiplex," or send different programming to different affiliates simultaneously. The Company's primary satellite feed has recently been upgraded to PanAmSat's newest satellite, G-11, which was activated in July 2000. The satellite features the latest digital video, audio, and data transmission technology.

ITEM 2.  PROPERTIES

         The Company's technical facilities, studios and executive offices are located in Nashville, Tennessee in a 74,000 square foot building it owns and 9,200 square feet of leased space in an adjacent facility. The adjacent facility is owned by an entity controlled by J.D. Clinton, who is the Chairman of the Board and a principal shareholder of the Company. The terms of the lease are comparable to those available in similar facilities in the area where they are located.

         Each of the Company's owned television stations has studio, office and transmitter facilities, all of which are leased. Collector's Edge leases a 10,000 square foot facility in Denver, Colorado, which it uses for offices, production and warehousing.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been advised that it will be named in a lawsuit filed in New York State alleging that the Company engaged in deceptive advertising concerning the sale of Pokemon trading cards. The plaintiff also will ask that it be granted class action status on behalf of all other New York residents. The Company has just learned of this complaint and has not fully reviewed or assessed its merits and at this time strenuously objects to the allegations and intends to fully defend this action. The Company believes that because it has advertising injury insurance and indemnifications from its vendors that this lawsuit is not likely to have a material adverse effect on the Company.

         The Company and Collector's Edge were named as defendants in a lawsuit filed in Federal District Court, Central District of California, in March 2000 by Telepresence Technologies, LLC. The plaintiff alleges that certain sports cards produced and sold by Collector's Edge that incorporate a piece of sports memorabilia infringe its patent for such cards. The plaintiff asks for injunctive relief, compensatory monetary damages, triple damages because of the alleged willful infringement and attorney fees. The Company and Collector's Edge have filed their answers to this complaint and plan to vigorously defend this action.

         A lawsuit was filed against the Company in January 2000 by a former vendor, Classic Collectibles, LLC, in state Chancery Court in Chattanooga, Tennessee. The vendor alleges that the Company improperly canceled some orders and that certain amounts it paid to the Company under a written agreement should be refunded because the Company did not provide that amount of broadcast network time in 1999 that the vendor alleges was orally promised in connection with the written agreement. The vendor sued for both compensatory damages and lost profits. The Company has filed its answer and counterclaim and the parties are actively engaged in settlement discussions.

         On May 20, 1999, McDonald's Corporation filed a lawsuit against the Company and one of the Company's vendors in the Federal District Court in Nashville, Tennessee. McDonald's alleged violations of the federal Lanham Act and state law, and sought injunctive relief, monetary damages and punitive damages arising from the Company's sale of toys referred to as McDonald's Teenie Beanie Babies. On May 28, 1999, the Court held a hearing on McDonald's request that the Company be enjoined from shipping toys and denied McDonald's request. McDonald's continued to pursue its lawsuit and the Company filed an answer and a motion for summary judgment. On February 3, 2000, the federal court granted Shop At Home's motion for summary judgment and dismissed McDonald's claims against Shop At Home. The Court, however, did not issue a final order pending the resolution of the case against another defendant and ordered all the parties to participate in a mediation that is ongoing.

         In May 1997, Signature Financial/Marketing, Inc. ("Signature") filed a complaint for declaratory judgment in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment of non-violation of the Lanham Act (the federal law governing trademarks) with respect to Signature's use of the designation "SHOP AT HOME" in connection with the promotion and sale of goods. The parties reached a settlement of this matter in August 2000, in which Signature agreed to transition out of using "SHOP AT HOME" within one year and agreed thereafter to use a different name. The Company agreed to publicly refer to itself as the "Shop At Home Network" during this transition period and thereafter is free to use "SHOP AT HOME."

         The Company is subject to other routine litigation arising out of the normal and ordinary operation of its business. The Company believes that any such litigation is likely covered by insurance or by its Vendors'
indemnifications so that such litigation is not likely to have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR SHOP AT HOME'S COMMON STOCK

         The Company's common stock was quoted in the Nasdaq SmallCap Market from June 1995 until February 9, 1999. Since February 9, 1999, the Company's common stock has been quoted in the Nasdaq National Market under the symbol "SATH".

         The range of market prices for the Company's common stock during the two most recent fiscal years, as reported by Nasdaq's SmallCap Market and National Market, is shown below. Through the second quarter of fiscal 1999, the range shown is the high and low bid prices as reported by the SmallCap Market. For the third quarter of fiscal 1999, the high and low prices were determined by comparing the high and low bid prices in the SmallCap Market for the period of January 1, 1999 through February 9, 1999 with the high and low closing prices on the National Market for the period of February 10, 1999 through March 31, 1999 and recording the highest and lowest of those prices. For the fourth quarter of fiscal 1999 and all quarters of fiscal 2000, the prices shown are the high and low closing prices on the National Market.

                                                                            HIGH             LOW
   FISCAL 1999
    First Quarter                                                           $ 3.81          $ 1.88
    Second Quarter                                                           10.69            1.88
    Third Quarter                                                            30.00            7.12
    Fourth Quarter                                                           14.88            7.62

    FISCAL 2000
    First Quarter                                                           $10.25          $ 6.94
    Second Quarter                                                           13.88            9.44
    Third Quarter                                                            14.00            8.17
    Fourth Quarter                                                            8.00            4.19

         As of June 30, 2000, there were approximately 596 owners of record of the common stock.

         The Company has not declared or paid any dividends on its common stock in the last two fiscal years and does not anticipate declaring or paying any dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be made at the discretion of the Company's Board of Directors and will depend on then existing conditions, including its financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant. The Company's ability to pay cash dividends is substantially restricted under the terms of the Indenture entered into in March 1998 in connection with its issuance of the 11% Senior Secured Notes due 2005, as well as under the terms of the loan agreement entered into in connection with the $20 million senior credit facility and the terms of agreements entered into in connection with the issuance of the Series B Convertible Preferred Stock.




ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and notes thereto included elsewhere herein. The statements of operations and balance sheet data set forth below as of and for each of the five years in the period ended June 30, 2000 are derived from the audited financial statements of the Company.

For factors  affecting the  comparability  of Selected  Financial Data, refer to
Item 7.

                                                                                Years Ended June 30,
                                                        2000            1999             1998            1997           1996
                                                        ----            ----             ----            ----           ----
                                                                  (in thousands, except per share data and ratios)
Statements of Operations Data:
Net revenues                                            $ 200,062         $ 151,966      $ 100,757         $ 68,998       $40,675
Cost of goods sold (excluding other                       130,392            91,816         58,862           40,626        24,516
Other operating expenses                                   82,258            56,430         38,069           25,882        16,930
Non-recurring move related expenses(1)                          -               986              -                -             -
Other expense (income)                                        156                65          (900)                -          (43)
Interest income                                               749               643            564               66            14
Interest expense                                            9,688             8,964          2,850            1,080           795
                                                     -------------------------------------------------------------------------------
Income (loss) before income taxes                        (21,683)           (5,652)          2,440            1,476       (1,509)
Income tax expense (benefit)                              (8,190)           (2,348)            927             (80)         (104)
                                                     -------------------------------------------------------------------------------
Net income (loss)                                        (13,493)         $ (3,304)       $  1,513         $  1,556       (1,405)
                                                     ===============================================================================
Weighted average common
     shares-basic                                         30,490            23,771          14,511           10,651       10,284
Weighted average common
     shares-dilutive                                      30,490            23,771          17,496           14,268       10,284
Basic earnings (loss) per share (2)                     $  (0.44)         $  (0.14)       $   0.10         $   0.14      $ (0.14)
Diluted earnings (loss) per share (2)                   $  (0.44)         $  (0.14)       $   0.09         $   0.12      $ (0.14)
Cash dividends per share of
     common stock                                             -                 -              -                  -           -

Balance sheet data
Working capital                                         $  21,864         $ (17,646)      $ 11,568         $ (4,642)     $ (3,707)
Total assets                                              227,294           170,697        143,770           34,410        20,287
Current liabilities                                        45,468            48,364         19,212           18,078         8,981
Long-term debt and capital leases, less
     current protion                                       84,336            75,893         75,254           11,134         7,805
Redeemable preferred stock                                 12,504               834          1,393            1,393         1,393
Stockholders' equity                                       84,986            45,297         44,360            3,804         2,108

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

o         direct broadcast satellite services (DBS), such as Echostar;

o direct reception of the Company's transmission by individuals who own "backyard" satellite downlink equipment; and

o         the Company's website, collectibles.com.

         Approximately 92.8% of the Company's revenues are derived from the sale of products on the television network. The Company's products include sports collectibles and sports related products, movie memorabilia and other signed and autographed merchandise, electronic equipment, coins and currency, cutlery and knives, jewelry and gemstones. Beginning in 1997, the Company has also received revenues from sales by its subsidiary, Collector's Edge. This subsidiary sells sports trading cards under licenses from National Football League Properties, Inc. and National Football League Players, Incorporated. The Company launched its website, collectibles.com, on November 12, 1999. Since its launch, collectibles.com has had $4.7 million dollars in net sales or 2.3% of the Company's total revenue.

As of June 30, 2000, the Company's programming was viewable during all or part of each day by approximately 60.1 million cable and DBS households, of which approximately 13.1 million households received the programming on essentially a full-time basis (20 or more hours per day) and the remaining 47.0 million households received it on a part-time basis. To measure performance in a manner that reflects both the growth of the Company and the nature of its access to part-time households, the Company uses a household full-time equivalent method to measure the reach of its programming which accounts for both the quantity and quality of time available to it. To derive this full-time equivalent household base ("FTE Household"), the Company has developed a methodology to assign a relative value of each hour of the day to its overall sales, which is based on sales in markets where the programming is carried on a full-time basis. Each hour of the day has a value based on historical sales. FTE Households have grown from 8.3, 15.3 and 18.5 million at June 30, 1997, 1998, and 1999 respectively, to 24.8 million at June 30, 2000. The Company believes that the change in the number of FTE Households provides a consistent measure of its growth and applies this methodology to all affiliates. Accordingly, the Company uses the revenue per average FTE Household as a measure of pricing new affiliate contracts and estimating their anticipated revenue performance.

         Principal elements in the Company's cost structure are (a) cost of goods sold, (b) transponder and affiliate costs and (c) salaries and wages. The Company's cost of goods sold is a direct result of both the product mix and its ability to negotiate favorable prices from its vendors. Transponder and affiliate costs include expenses related to carriage under affiliation and transponder agreements. Salaries and wages have increased with the Company's increased revenues and the addition of staff to support its growth. The Company is taking immediate measures to reduce each of its principal cost categories (See "Business Strategy" above).



Overview of Results of Operations

         The following table sets forth for the periods indicated the percentage relationship to net revenues of certain items included in the Company's Statements of Operations:

                                                                                      Years Ended June 30,
                                                                         2000             1999            1998
                                                                         ----             ----            ----

Net revenues                                                              100.0 %         100.0 %           100.0 %
Cost of goods sold (excluding items listed below)                          65.2            60.4              58.4
Salaries and wages                                                          8.0             7.0               7.4
Transponder and affiliate charges                                          16.6            17.3              17.7
Other general operating and administrative expenses                        12.0             9.7              10.6
Depreciation and amortization                                               4.5             3.2               2.2
Non-recurring move-related expenses                                           -             0.6                 -
Interest income                                                           (0.4)           (0.4)             (0.6)
Interest expense                                                            4.8             5.9               2.8
Other (income) expense                                                    (0.1)               -               0.9
Income (loss) before income taxes                                        (10.8)           (3.7)               2.4
Income tax expense (benefit)                                              (4.1)           (1.5)               0.9
Net income (loss)                                                         (6.7)           (2.2)               1.5


Results of Operations

Fiscal Year 2000 vs. Fiscal Year 1999

         Net Revenues. Shop At Home's net revenues for the year ended June 30, 2000 were $200.1 million, an increase of 31.7% over net revenues of $151.9 million for the year ended June 30, 1999. The core business of sales through the television network accounted for 92.8% of net revenues derived from an average of 22.1 million FTE Households in the year ended June 30, 2000 compared to an average of 16.6 million FTE Households for the year ended June 30, 1999. During the year ended June 30, 2000, Shop At Home generated revenues per FTE Household of approximately $9.05 compared with approximately $9.16 per FTE Household for the year ended June 30, 1999. The remaining 7.2% of net revenues resulted from approximately $9.7 million in net revenues from Collector's Edge and approximately $4.7 million net revenues from collectibles.com.

         Also included in net revenues was infomercial income generated by Shop At Home's owned and operated television stations of $1.2 million compared to approximately $1.9 million in the year ended June 30, 1999. This represents a 36.9% decrease, primarily due to Shop At Home's decision to concentrate more fully on its core business sales.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and inbound freight. For the year ended June 30, 2000, the cost of goods sold as a percentage of net revenues increased to 65.2% from 60.4% for the year ended June 30, 1999. This increase is mainly due to a greater percentage of sales of lower-margin product categories, electronics and coins, and the decline of the plush toy market (a high margin item) which was 19.5% of sales in 1999 vs 1.4% in 2000. Margins were also negatively impacted by an increase in credit card fraud.

         Salaries and Wages. Salaries and wages for the year ended June 30, 2000 were $16.1 million, an increase of 51.2% compared to the year ended June 30, 1999. Salaries and wages as a percent of revenues increased to 8.0% from 7.0%. This increase was associated with the start-up of collectibles.com which represented approximately 50 new positions and the full year impact of increased staffing needs within Customer Sales and Customer Service. However, the Company has recently reduced total staffing through the convergence of the network and collectibles.com (See "Business Strategy" above).

         Transponder and Affiliate. Transponder and affiliate costs for the year ended June 30, 2000 were $33.3 million, an increase of $7.0 million or 26.6% compared to the year ended June 30, 1999. The affiliate component of this expense category was 15.6% of revenue in 2000 versus 16.1% in 1999. Affiliate costs, therefore, rose less than sales as 6.3 million FTE's were added during the fiscal year. Nevertheless, the Company is aggressively seeking to reduce affiliate costs relative to revenues (See "Business Strategy" above).

         Other General Operating and Administrative Expenses. Other general operating and administrative expenses for the year ended June 30, 2000 were $23.9 million, an increase of $9.3 million or 63.7% compared to the year ended June 30, 1999. As a percentage of revenues, this constituted an increase to 12.0% in 2000 from 9.7% in 1999. This increase as a percentage of revenue is attributable to the start-up costs associated with collectibles.com.

         Depreciation and Amortization. Depreciation and amortization for the year ended June 30, 2000 was $8.9 million, an increase of $4.0 million or 81.0% compared to the year ended June 30, 1999. The primary components of this increase were the full year of amortization expense of the Bridgeport, Connecticut, station's FCC license acquired in June 1999, depreciation of Company's headquarters facilities acquired in September 1998 and depreciation of the enterprise wide Oracle information system which became functional in October 1999.

         Move-Related Expenses. Move-related expenses were approximately $1.0 million in the year ended June 30, 1999 and there was no comparable expense in the current year. These expenses primarily relate to employee relocation, rental of temporary facilities, the grand opening of Shop At Home's Nashville headquarters and employee bonuses associated with the relocation.

         Interest Expense. Interest expense for the year ended June 30, 2000 was $9.7 million, an increase of $0.7 million over the year ended June 30, 1999. The increase was due primarily to the interest on the Company's $20.0 million line of credit and interest on capital leases.

         Interest Income. Interest income, from cash and cash equivalents, for the year ended June 30, 2000 was $0.7 million compared to $0.6 million in 1999. Average cash balances were similar year to year.

         Income Tax (Benefit) Expense. Income tax (benefit) for the year ended June 30, 2000 was provided at an effective tax rate of 38%.

Fiscal Year 1999 vs. Fiscal Year 1998

         Net Revenues. Shop At Home's net revenues for the year ended June 30, 1999 were $152.0 million, an increase of 50.8% over net revenues of $100.8 million for the year ended June 30, 1998. The core business of sales through the television network media accounted for 93.7% of net revenues derived from an average of 16.6 million FTE Households in the year ended June 30, 1999 compared to an average of 11.1 million FTE Households for the year ended June 30, 1998. During the year ended June 30, 1999, Shop At Home generated revenues per FTE Household of approximately $9.16 compared with approximately $9.09 per FTE Household for the year ended June 30, 1998. The increase is mainly attributable to a greater contribution from the non-broadcast business. The remaining 6.3% of net revenues resulted from approximately $9.6 million in net revenues from Collector's Edge.

         Also included in net revenues was infomercial income generated by Shop At Home's owned and operated television stations, of $1.9 million compared to approximately $1.4 million in the year ended June 30, 1998. This represents a 35.7% increase and is primarily due to Shop At Home's ownership of five stations during most of 1999, and six by June 1999, compared to the prior year in which it owned two stations for the first nine months and five stations for the last three months of fiscal 1998. Shop At Home also sold approximately $0.3 million of broadcast time to certain vendors during the year ended June 30, 1998, but did not continue this practice in the year ended June 30, 1999.

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

         Transponder and Affiliate. Transponder and affiliate costs for the year ended June 30, 1999 were $26.3 million, an increase of $8.5 million or 48.0% compared to the year ended June 30, 1998. The cable component of this expense category was 16.1% in 1999 and 16.2% for 1998. The 1999 period reflects the reduction of cable costs of KCNS, San Francisco, and WRAY, Raleigh, which were acquired in March 1998 and therefore not included in the 1999 period. Overall, the increase in cable costs outpaced the increase in revenues as a result of approximately 1.9 million FTEs added in the quarter ended June 30, 1999, many of which had not matured.

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

         Depreciation and Amortization. Depreciation and amortization for the year ended June 30, 1999 was $4.9 million, an increase of $2.7 million or 125.6% compared to the year ended June 30, 1998. The largest part of this increase was the full year of amortization expense on the three television stations acquired in March 1998 and depreciation of the new building and related contents that were acquired September 1998.

         Move-Related Expenses. Move-related expenses were approximately $1.0 million in the year ended June 30, 1999 and there was no comparable expense in the previous year. These expenses primarily relate to employee relocation, rental of temporary facilities, the grand opening of Shop At Home's Nashville headquarters and employee bonuses associated with the relocation.

         Interest Expense. Interest expense for the year ended June 30, 1999, was $9.0 million, an increase of $6.1 million over the year ended June 30, 1998. The increase was due primarily to the full year effect of the issuance in March 1998 of $75.0 million of 11% Senior Secured Notes due 2005.

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

Liquidity and Capital Resources

         As of June 30, 2000, the Company had total current assets of $67.3 million and total current liabilities of $45.5 million, resulting in a positive working capital position of $21.9 million. This represents a $39.5 million increase in the working capital position at the end of the prior year. The major components of the increase were:

         Proceeds of $44.3 million (net of underwriting commissions) from the public offering of 5,828,000 shares of common stock in July 1999, the sale of $20.0 million in preferred stock in June 2000 and an additional $20.0 million in long-term debt, offset by approximately $19.2 million spent to acquire equipment and software and an increase of approximately $14.7 million in the combined level of inventory and accounts receivable. The Company used $20.0 million, including $0.6 million of restricted cash, to pay off the bridge loan relating to the acquisition of the assets of the Bridgeport television station.

         During the year ended June 30, 2000, the Company used approximately $23.2 million for operations. The major components of this net use were the loss of $13.5 million, which included non-cash items of a $8.2 million increase in net deferred tax assets, offset by $9.5 million in depreciation and amortization and $4.6 million in increased accounts payable and accrued expenses. In addition, the Company used approximately $7.0 million to support a higher level of receivables, primarily as a result of the Company offering a greater number of products on installment payments and an increase in revenues from Collector's Edge; and $6.8 million to carry higher inventory levels, primarily jewelry and electronic products, as well as an increase of $1.8 million in Collector's Edge inventory.

         The Company used approximately $19.7 million for investing activities. Approximately $19.3 million was used to acquire new equipment and an enterprise wide software system funded partially by $1.6 million in additional capital leases. An additional $1.7 million was recognized as increased cost of the Bridgeport, Connecticut, station (WSAH) acquisition, based on estimated final proration of escrow funds subject to arbitration.

         Approximately $63.3 million was provided to Shop At Home from financing activities during the year ended June 30, 2000, due primarily to $44.2 million of proceeds from the public stock offering in July 1999 and $19.1 million in the preferred stock offering in June 2000.

         Approximately 90% of Shop At Home's receipts are customer credit card charges. During the quarter ended June 30, 2000, the Company provided "stretch pay" terms for approximately half of its revenues. "Stretch pay" terms allow the customer to pay for the Company's merchandise over two or three monthly credit card installments. Increased utilization of stretch pay by the Company's merchandisers resulting in higher accounts receivable balances as of June 30, 2000, as well as increased bad debt expenses during the quarter and year then ended. The Company is implementing a private label credit card program funded by a financial institution to significantly reduce its stretch pay receivables and bad debt.

         As of June 30, 2000, the Company was in default on several financial covenants required by its $20.0 million senior bank facility originally entered into on December 15, 1999. The Company has subsequently obtained a permanent waiver from its bank of these defaults, and has renegotiated the terms of the loan going forward. The new terms provide for earlier repayment of the loan, with $6.0 million due upon execution of the amendment, $2.0 million on December 31, 2000, $4.0 million on March 31, 2001, and the balance of $8.0 million on July 1, 2001. The interest rate margin above LIBOR will increase by .25% on October 31, 2000 and again on December 31, 2000. The Company has agreed to place sufficient funds in escrow to pay for interest charges through December 31, 2000.

         The Company is highly leveraged. Although the Company believes that it has sufficient working capital, when combined with anticipated positive cash flow from operations during fiscal 2001, to meet its current debt obligations and capital equipment needs, management will seek to refinance the $20.0 million senior bank facility on a more favorable basis in terms of maturity and cost. In addition, the Company will evaluate new sources of equity and continue to consider strategic alternatives for its station assets as well as the entity as a whole.

Issuance of the Series B Preferred Stock

         On June 30, 2000, the Company issued 2,000 shares of its Series B Convertible Preferred Stock, $10,000 stated value per share, and warrants to purchase 2,000,000 shares of its common stock with a current warrant exercise price of $5.00 per share, subject to adjustment, in a private placement to select institutional investors. The net proceeds of the offering, after expenses, were approximately $19.2 million. The Company will receive an additional $10.0 million if the warrants are exercised in full.

         The Series B Preferred Stock carries a dividend rate of 6% per annum, payable semi-annually during the first year and quarterly thereafter or upon conversion or redemption. At the Company's option, dividends may be paid in cash or shares of common stock, subject to satisfaction of the conditions described below. If the Company chooses to pay dividends in shares of common stock, the number of shares to be issued in payment of a dividend on the Series B Preferred Stock will be equal to the accrued dividends divided by the dividend conversion price as described below. If the Company does not pay dividends within five business days of the date the dividends are due, the Company will be obligated to pay interest on the unpaid amount at the rate of 18% per annum.

         For purposes of this calculation, the dividend conversion price will be equal to 95% of the average of the closing sale prices of the Company's common stock during the five consecutive trading days immediately preceding the dividend date.

         The Company will not have the right to pay dividends in shares of its common stock if a triggering event, as described below, has occurred and is continuing. Triggering events include the following:

o if the effectiveness of the registration statement with regard to the common stock which might be issued upon conversion of the Series B Preferred Stock, which is currently effective, lapses for any reason, and such lapse continues for a period of 5 consecutive trading days or for more than an aggregate of 10 trading days in any 365-day period;

o the suspension or delisting from trading of the Company's common stock on the Nasdaq National Market for a period of five consecutive trading days or for more than 10 trading days in any 365-day period;

o the Company's notice to any holder of Series B Preferred Stock of the Company's intent not to comply with a proper request for conversion;

o the Company's failure to issue shares of common stock upon conversion prior to the 10th business day after the required date of delivery;

o the Company's failure to pay any daily payment due to a triggering event (explained below);

o the Company's failure to issue shares of common stock after a proper request from a holder of the Series B Preferred Stock, if the Company's stockholders do not approve issuance of shares of common stock upon conversion of the Series B Preferred Stock and exercise of the related warrants and the failure is due to the limitation on the number of shares the Company may issue to comply with Nasdaq Rule 4460;

o the Company's failure to receive shareholder approval on or before November 30, 2000 for the issuance of the common stock upon conversion of the Series B Preferred Stock, the exercise of the warrants, and in payment of dividends on the Series B Preferred Stock;

o an event of default under any other document evidencing the Company's debt which causes the debt to become due or failure to pay any of the Company's debt at the maturity date; or

o the Company's breach of any representation, warranty, covenant or other term or condition of the documents governing the issuance of the Series B Preferred Stock unless the breach would not have a material adverse effect on the Company and is cured within 10 business days after it occurs.

         The Series B Preferred Stock matures on June 30, 2003, at which time the shares must be redeemed or converted at the Company's option. If the Company elects to redeem any Series B Preferred Stock outstanding on June 30, 2003, the amount required to be paid will be equal to the liquidation preference of the Series B Preferred Stock, which equals the price originally paid for such shares plus accrued and unpaid dividends. If the Company elects to convert any Series B Preferred Stock outstanding on that date, the Company will be required to issue shares in an amount determined as described in the following paragraph.

         Subject to the conditions described below, the Company may require the selling securityholders to convert the Series B Preferred Stock into shares of the Company's common stock. In addition, beginning on December 31, 2000 or earlier under the conditions described below, the selling securityholders will have the right to convert their Series B Preferred Stock into shares of the Company's common stock. Regardless of whether the selling securityholders elect to convert or the Company requires conversion, the number of shares of common stock to be issued upon conversion of a Series B Preferred Share is determined by dividing the sum of $10,000 plus accrued and unpaid dividends by the applicable conversion price. The applicable conversion price will be a percentage of the lowest closing bid price of the Company's common stock for the four consecutive trading days ending on and including the conversion date, but the conversion price will not exceed $12.00 per share, subject to adjustment.
The conversion percentage equals 100% on July 1, 2000 and then decreases permanently one percentage point on the first day of every calendar month following July 1, 2000, but the conversion percentage will never be less than 88%.

         Subject to the conditions discussed below, the Company has the right to require conversion of any or all of the outstanding Series B Preferred Stock, subject to a volume limitation equal to 20% of the Company's trading volume between the date the Company gives notice of the Company's election to convert the Series B Preferred Stock and the date the conversion is effective (a period of time between 20 and 60 business days). Among the conditions to the Company's ability to require conversion of the Series B Preferred Stock are the following:

o a registration statement is effective at all times, with limited exceptions, during the period between the effectiveness of the registration statement and the date of the conversion, covering the resale of that number of shares required to be registered pursuant to the related registration rights agreement;

o the common stock has been listed on a national market or exchange since the effective date on the registration statement and delisting or suspension has not been threatened;

o from the date the Series B Preferred Stock was issued through the required conversion date, there has not been a triggering event or an event that without being cured would constitute a triggering event or a public announcement of a pending change of control;

o                 the  aggregate amount of  Series B Preferred Stock is at least
                  100 shares;

o from the date the Series B Preferred Stock was issued through the required conversion date, the Company has timely delivered shares of common stock upon conversion of the Series B Preferred Stock and exercise of the related warrants;

o on or before November 30, 2000 the Company has obtained stockholder approval for the issuance of the common stock issuable upon conversion of the Series B Preferred Stock and exercise of the related warrants;

o the Company must have made timely payments on the other debt obligations the Company owes, and the Company cannot change certain of the terms of such debt instruments which will increase the amount of such debt or agree to certain more restrictive terms and conditions;

o by October 31, 2000, the Company must deliver a notice to the holders of the Series B Preferred Stock that the Company is a party to a loan agreement giving it the ability to borrow at least $20.0 million (less the amount of the loan then outstanding), and that the Company is in compliance with the terms of the loan agreement;

o the Company must disclose in this Form 10-K that the Company is in compliance with all obligations under the Company's loan facilities, or that any non-compliance has been permanently waived;

o the Company is in compliance in all material respects with the articles of amendment, the warrants, and the securities purchase agreement and the registration rights agreement with regard to the Series B Preferred Stock; and

o during the period between the date the Company gives notice of its election to require conversion and the actual conversion date, the Company cannot give another notice of the its election to require a conversion.

         The selling securityholders do not have the right to convert any of the Series B Preferred Stock before December 31, 2000. This restriction, however, will not apply:

o with respect to the amount of Series B Preferred Stock the Company requires the holders to convert;

o after the delisting or suspension or the threatened delisting or suspension from trading of the Company's common stock;

o                 after  the   occurrence   of   a   change   of  control or the
                  announcement of a pending change of control;

o the occurrence of a triggering event or an event that without being cured would constitute a triggering event;

o after the Company issues any other convertible securities or options at a price which varies or may vary with the market price of the Company's common stock;

o after any date on which the Company fails to pay the redemption price for any Series B Preferred Stock in a timely manner in accordance with a redemption at the Company's election;

o if the closing sale price of the Company's common stock is less than $3.00 per share for any 10 trading days during 15 consecutive trading days, or is less than $2.50 per share for any three consecutive trading days;

o with respect to any conversion of Series B Preferred Stock at a price equal to $12.00, subject to adjustment;

o on and after the date of the stockholder meeting, but no later than November 30, 2000, if the Company fails to obtain stockholder approval for the issuance of the shares of common stock issuable upon conversion of and the issuance of the common stock dividends on the Series B Preferred Stock and exercise of the related warrants;

o if the Company does not make timely payments on the other debt obligations the Company owes, or if the Company changes the terms of such debt instruments in ways which will increase the amount of such debt or agree to certain more restrictive terms and conditions; or

o after October 31, 2000, if by that date the Company has not delivered a notice to the holders of the Series B Preferred Stock that the Company is a party to a loan agreement giving it the ability to borrow at least $20.0 million (less the amount of the loan then outstanding), and that the Company is in compliance with the terms of the loan agreement.

         On and after December 31, 2000, the holders of the Series B Preferred Stock have the right to convert their shares of Series B Preferred Stock without restriction, except as described in the next paragraph.

         No holder may convert any Series B Preferred Stock exceeding the number of shares which, upon giving effect to such conversion, would cause the holder, together with the holder's affiliates, to have acquired a number of shares of common stock during the 60-day period ending on the date of conversion which, when added to the number of shares of common stock held at the beginning of such 60-day period, would exceed 9.99% of the Company's then outstanding common stock, excluding for purposes of such determination any shares of common stock issuable upon conversion of the Series B Preferred Stock that have not been converted and upon exercise of the related warrants that have not been exercised.

         The Company also has the right, provided specified conditions are satisfied, to redeem some or all of the outstanding Series B Preferred Stock for cash equal to a percentage of the price paid for each preferred share plus accrued dividends. The redemption percentage equals 100% on July 1, 2000 and then increases permanently one percentage point on the first day of every calendar month following July 1, 2000, provided that the redemption percentage will never be greater than 120%. Under the terms of the indenture the Company entered into in connection with the Company's issuance in 1998 of $75,000,000 11% Senior Secured Notes Due 2005, the Company cannot redeem the Company's outstanding shares for cash (subject to certain exceptions). So long as the Senior Notes are outstanding, the Company does not expect to redeem for cash any material amount of the Series B Preferred Stock.

         If any of the triggering events occur, the Company is obligated to pay to each holder of Series B Preferred Stock a payment equal to 2% of the liquidation preference on the outstanding Series B Preferred Stock on each day during the period of time between the date of such event until it is cured, but not more than 15 days in any 365-day period. In addition, the total of all such payments will not exceed $5.0 million (unless a greater amount is permitted under the Company's credit agreements). In addition, the Company will also be obligated to adjust the fixed conversion price of $12.00 to the amount which is 68% of the lowest closing bid price for the Company's common stock during certain periods of time.

         In addition, if the Company's stockholders do not approve the issuance of shares of common stock upon conversion of the Series B Preferred Stock and exercise of the related warrants, and the Company fails to issue shares of common stock to a holder of the Series B Preferred Stock who converts due to the limitation on the number of shares the Company may issue to comply with Nasdaq Rule 4460, the Company is required to notify each holder of Series B Preferred Stock that the Company has elected to redeem all Series B Preferred Stock submitted for redemption or to delist the Company's shares from the Nasdaq National Market. Any such redemption must be at the greater of:

o 125% of the price paid for the Series B Preferred Stock plus accrued dividends; or

o the product of the number of shares of common stock into which the Series B Preferred Stock is convertible multiplied by the closing sale price of the Company's common stock on the trading day immediately before the event occurs.

         So long as the Senior Notes are outstanding, any redemption of the Series B Preferred Stock would likely constitute a breach of the terms of the indenture, making a cash redemption by the Company unlikely.

         In the event of a merger transaction, a hostile takeover or a sale of all or substantially all of the Company's assets, each holder of the Series B Preferred Stock at its option has the right to require the Company to redeem all or a portion of such holder's preferred shares at a price equal to 125% of the price paid for such shares plus accrued dividends.

         Warrants to purchase the 2,000,000 shares of the Company's common stock were issued in connection with the sale of the Series B Preferred Stock as of June 30, 2000 at an exercise price of $5.00 per share, subject to anti-dilution adjustments. The exercise price may also be lowered to the average of the closing bid prices for the 10 trading days immediately preceding and including June 30, 2001, if such average price is less than $5.00, subject to adjustment. The warrants expire if not exercised on or prior to June 30, 2003.

Risks Related to the Series B Preferred Stock

         The conversion of the Series B Preferred Stock and the exercise of the related warrants could result in substantial numbers of additional shares being issued if the Company's market price declines. The Series B Preferred Stock converts at a floating rate based on the market price of the Company's common stock, but the conversion price may not exceed $12.00 per share, subject to adjustment. As a result, the lower the price of the Company's common stock at the time of conversion, the greater the number of shares the holder will receive.

         To the extent the Series B Preferred Stock is converted or dividends on the Series B Preferred Stock are paid in shares of common stock rather than cash, a significant number of shares of common stock may be sold into the market, which could decrease the price of the Company's common stock and encourage short sales. Short sales could place further downward pressure on the price of the Company's common stock. In that case, the Company could be required to issue an increasingly greater number of shares of the Company's common stock upon future conversions of the Series B Preferred Stock, sales of which could further depress the price of the Company's common stock.

         The conversion of and the payment of dividends in shares of common stock in lieu of cash on the Series B Preferred Stock may result in substantial dilution to the interests of other holders of the Company's common stock.

         The Company may be required to delist its shares from Nasdaq if specific events occur. In accordance with Nasdaq Rule 4460, which generally requires stockholder approval for the issuance of securities representing 20% or more of an issuer's outstanding listed securities, and under the terms of the agreement pursuant to which the Company sold the Series B Preferred Stock and related warrants, the Company must solicit stockholder approval of the issuance of such preferred shares and warrants, including the shares of common stock issuable upon conversion of the Series B Preferred Stock and exercise of the warrants, at a meeting of the Company's stockholders, which shall occur on or before November 30, 2000. If the Company obtains stockholder approval, there is no limit on the amount of shares that could be issued upon conversion of the Series B Preferred Stock. If the Company does not obtain stockholder approval and is not obligated to issue shares because of restrictions relating to Nasdaq Rule 4460, the Company may be required to pay a substantial penalty and may be required to voluntarily delist the Company's shares of common stock from the Nasdaq Stock Market. In that event, trading in the Company's shares could decrease substantially, and the price of the Company's shares of common stock may decline.

         Substantial sales of the Company's common stock could cause the Company's stock price to fall. If the Company's stockholders sell substantial amounts of the Company's common stock, including shares issued upon the exercise of outstanding options and upon conversion of and issuance of common stock dividends on the Series B Preferred Stock and exercise of the related warrants, the market price of the Company's common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that the Company deems appropriate.

         The Company may be required to pay substantial penalties to the holders of the Series B Preferred Stock and related warrants if specific events occur. In accordance with the terms of the documents relating to the issuance of the Series B Preferred Stock and the related warrants, the Company is required to pay substantial penalties to a holder of the Series B Preferred Stock under specified circumstances, described above.

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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement was adopted for the June 30, 1999 fiscal year beginning with the quarter ending September 30, 1999, Shop At Home determined that its reportable segments were Network, collectibles.com and Collector's Edge and commenced providing supplemental disclosures in accordance with SFAS131.

         In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (FAS 132). This Statement revises and simplifies employers' disclosures about pension and other post-retirement benefit plans. Since the revisions promulgated in this Statement primarily apply to defined benefit plans, of which the Company has none, adoption of this Statement in the June 30, 1999 fiscal year did not have a significant impact on the Company's financial statements. As required by FAS 132, the Company has disclosed a brief description of its defined contribution pension plan and the cost recognized during the respective periods.

         In March 1998, the AICPA issued Statement of Position 98-1 (SOP 98-1), Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 is effective for financial statements for the years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company adopted the provisions of SOP 98-1 in its fiscal year ending June 30, 1999. The adoption of this statement resulted in $14,200 and $5,000 of capitalized software costs at June 30, 2000 and 1999 respectively. The Company also recognized $80 in expensed training costs in the June 30, 1999 fiscal year.

         In April 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs, requiring costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this SOP for the June 30, 2000 fiscal year financial statements. Adoption of this statement resulted in $0.7 million of start-up and organization costs incurred with the launching of collectibles.com in November 1999 to be expensed during the June 30, 2000 fiscal year financial statements.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. The FASB issued SFAS 137 in July 1999 to delay the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. The adoption of SFAS 133 is not expected to have an effect as the Company has no items that would be classified as derivative instruments and hedging activities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates, related to its investment of its current cash and cash equivalents of approximately $27.5 million as of June 30, 2000. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, the Company is exposed to changes in market interest rates. This risk is not considered material and the Company manages such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

         The Company is not exposed to market risk through changes in interest rates on its $75.0 million of Senior Secured Notes because the debt is at a fixed rate. The Company is, however, exposed to interest fluctuations on its senior bank facility of $20.0 million, which floats on a LIBOR basis. Management believes that the exposure is immaterial.

         The Company has certain risks associated with the products it sells, in that the prices of its products are subject to changes in market conditions. The Company manages this risk by maintaining minimal inventory levels in relationship to its revenues. The Company also has the right to return many of its products to its vendors. The Company's products are purchased domestically, and, consequently, there is no foreign currency exchange risk.

         The  Company  has  no  activities   related  to  derivative   financial
instruments or derivative commodity instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements
                                                                          Page

Report of Independent Accountants                                           35

Consolidated Balance Sheets at June 30, 2000 and June 30, 1999           36-37

Consolidated Statements of Operations for the years ended June 30, 2000,
         June 30, 1999, and June 30, 1998                                   38

Consolidated Statements of Stockholders' Equity for the years ended
         June 30, 2000, June 30, 1999, and June 30, 1998                    39

Consolidated Statements of Cash Flows for the years ended
         June 30, 2000, June 30, 1999, and June 30, 1998                 40-41

Notes to Consolidated Financial Statements                               42-46

                        Report of Independent Accountants




Board of Directors and Stockholders
Shop At Home, Inc.

In our opinion, the consolidated financial statements listed in the Index to Consolidated Financial Statements presents fairly, in all material respects, the financial position of Shop At Home, Inc. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 14
(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these financial statements and the financial statement schedule in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Nashville, Tennessee
August 31, 2000

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                ASSETS


                                                                                                     June 30,
                                                                                             2000                1999
CURRENT ASSETS
     Cash and cash equivalents                                                          $    27,515           $   7,066
     Restricted cash                                                                          5,058               5,433
     Accounts receivable - trade, net                                                        15,892               8,969
     Inventories, net                                                                        15,828               7,234
     Prepaid expenses                                                                         1,214                 919
     Deferred tax assets                                                                      1,825               1,097
                                                                                     -----------------------------------------------

          Total current assets                                                               67,332              30,718

NOTE RECEIVABLE-RELATED PARTY, net
          of unamortized discount of $64 and $96                                                703                 690
          for 2000 and 1999, respectively

PROPERTY and EQUIPMENT, net                                                                  48,812              35,403
Deferred Tax Asset                                                                            8,128                   -
LICENSES, net of accumulated amortization of $7,440 and $4,646                               96,615              97,020
          for 2000 and 1999, respectively
GOODWILL, net of accumulated amortization of $518 and $353                                    2,202               2,367
          for 2000 and 1999, respectively
OTHER ASSETS                                                                                  3,502               4,499

                                                                                     -----------------------------------------------
TOTAL ASSETS                                                                            $   227,294          $  170,697
                                                                                     ===============================================















              The accompanying notes are an integral part of these
                        consolidated financial statements






                       SHOP AT HOME, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              June 30,
                                                                     ---------------------------------------------------------------
                                                                               2000                               1999
                                                                       -------------------------------------------------------------

CURRENT LIABILITIES
     Current portion - long term debt and capital leases                $       12,775                         $     298
     Loan payable                                                                    -                            20,000
     Accounts payable - trade                                                   19,418                            15,511
     Credits due to customers                                                    2,711                             3,069
     Other payables and accrued expenses                                        10,086                             9,375
     Deferred revenue                                                              478                               111
                                                                       -------------------------------------------------------------
       Total current liabilities                                                45,468                            48,364

LONG-TERM LIABILITIES

     Capital leases                                                              1,336                               893
     Long-term debt                                                             83,000                            75,000
     Deferred income taxes                                                           -                               309

REDEEMABLE PREFERRED STOCK

     Series A - $10 par value, 1,000,000 shares
     authorized, 92,732 and 82,038 issued and
     outstanding in 2000 and 1999, respectively-
     redeemable at $10 per share plus unpaid
     dividends accrued                                                             941                               834

     Series B - $10,000 stated value, 2,000 shares
     authorized, 2,000 and none issued and
     outstanding in 2000 and 1999, respectively-
     redeemable as discussed in Note 6.                                         11,563                                 -

COMMITMENTS (NOTES 4, 5, 6, 9, 10,13, and 17)

STOCKHOLDERS' EQUITY

     Common stock - $.0025 par value,
     100,000,000 and 30,000,000 shares authorized
     in 2000 and 1999, respectively, 31,264,772 and
     24,557,822 shares issued and outstanding in
     2000 and 1999, respectively                                                    78                                61

     Additional paid in capital                                                106,482                            53,317

     Accumulated deficit                                                      (21,574)                           (8,081)
                                                                       -------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $      227,294                       $   170,697
                                                                       =============================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                                  SHOP AT HOME, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (In thousands, except per share data)

                                                                              Years Ended June 30,
                                                             -----------------------------------------------------------------------
                                                                    2000                  1999                  1998
                                                             -----------------------------------------------------------------------
NET REVENUES                                                    $   200,062           $   151,966          $   100,757

COST OF GOODS SOLD (excluding items                                 130,392                91,816               58,862
listed below)

     Salaries and wages                                              16,086                10,636                7,446
     Transponder and affiliate charges                               33,291                26,303               17,768
     Other general operating and
          administrative expenses                                    23,946                14,555               10,667
     Depreciation and amortization                                    8,935                 4,936                2,188
     Non-recurring move-related expenses                                  -                   986                    -
                                                             -----------------------------------------------------------------------
          Total operating expenses                                  212,650               149,232               96,931
                                                             -----------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                      (12,588)                 2,734                3,826
                                                             -----------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Interest income                                                    749                   643                  564
     Interest expense                                               (9,688)               (8,964)               (2,850)
     Other income (expense)                                           (156)                  (65)                  900
                                                             -----------------------------------------------------------------------
          Total other income (expense)                              (9,095)               (8,386)               (1,386)
                                                             -----------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                  (21,683)               (5,652)                2,440

INCOME TAX EXPENSE (BENEFIT)                                        (8,190)               (2,348)                  927
                                                             -----------------------------------------------------------------------

NET INCOME (LOSS)                                              $   (13,493)          $    (3,304)           $    1,513
                                                             =======================================================================

BASIC EARNINGS (LOSS) PER SHARE                                 $     (.44)           $     (.14)            $     .10
                                                             =======================================================================
DILUTED EARNINGS (LOSS) PER SHARE                               $     (.44)           $     (.14)            $     .09
                                                             =======================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.




                                                  SHOP AT HOME, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           For the years ended June 30, 2000, 1999 and 1998
                                                   (In thousands, except share data)


                                                                                         Additional
                                                                   Common                  Paid-In             Accumulated
                                                                    Stock                  Capital               Deficit
                                                                   -----------------------------------------------------------------
Balance, June 30, 1997 (10,714,414 shares)                            $      27              $   10,067           $   (6,290)

Exercise of stock warrants (200,000 shares)                                   1                     226                     -
Exercise of employee stock options
     (454,600 shares)                                                         1                     506                     -
Issuance of common stock in payment of a
     (444,177 shares)-net                                                     1                   1,190                     -
Preferred stock dividend accrued                                              -                    (14)                     -
Tax benefit of non-qualified stock options exercised                          -                     245                     -
Issuance of 11,500,000 shares in connection
     with public offering, net of offering costs                             28                  36,859                     -
Net income                                                                    -                       -                 1,513
                                                                   -----------------------------------------------------------------

Balance, June 30, 1998 (23,313,191 shares)                                   58                  49,079               (4,777)

Issuance of 11,226 shares in consideration of personal
     guarantee                                                                -                      40                     -
Purchase and retirement of 90,300 shares                                      -                   (203)                     -
Preferred stock dividend accrued                                              -                    (14)                     -
Exercise of 350,000 warrants                                                  1                     419                     -
Exercise of 600,000 options                                                   1                   1,499                     -
Exercise of 317,800 employee stock options exercised                          1                     921                     -
Conversion of 55,905 shares of preferred stock                                -                     559                     -
Tax benefit of non-qualified stock options                                    -                   1,017                     -
Net loss                                                                      -                       -               (3,304)
                                                                   -----------------------------------------------------------------

Balance, June 30, 1999 (24,557,822 shares)                                   61                  53,317               (8,081)
                                                                   -----------------------------------------------------------------

Issuance of 5,828,000 shares in connection with
     public offering - net of issuance costs                                 15                  43,219                     -
Issuance of warrants to purchase common stock                                 -                   4,002                     -
Allocation of preferred stock proceeds to beneficial
     conversion feature                                                       -                   3,596                     -
Preferred stock dividend                                                      -                     (6)                     -
Exercise of 479,934 warrants                                                  1                     700                     -
Exercise of 400,600 employee stock options                                    1                     800                     -
Tax benefit of nonqualified stock options exercised                           -                     973                     -
Conversion of preferred stock                                                 -                     199                     -
Reversal of prior conversion of preferred stock                               -                   (318)                     -
                                                                   -----------------------------------------------------------------
Net loss                                                                                                             (13,493)
                                                                   -----------------------------------------------------------------
Balance, June 30, 2000 (31,264,772 shares)                                   78                 106,482              (21,574)
                                                                   =================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                                  SHOP AT HOME, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (In thousands, except share data)

                                                                                     Years Ended June 30,
                                                                      --------------------------------------------------------------
                                                                        2000                  1999                1998
                                                                      --------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $     (13,493)         $    (3,304)         $     1,513
Gain on sale of contractual right                                                  -                    -               (900)
Non-cash items included in net income (loss):
     Depreciation and amortization                                             9,405                5,479               2,331
     (Gain)/loss on sale of equipment                                              -                   65
     Deferred income taxes                                                   (8,190)              (2,332)                 290
     Deferred interest expense                                                   222                 (30)                (32)
     Provision for inventory obsolescence                                        855                  602                  78
     Provision for bad debt                                                    1,816                  561                 188
     Asset disposal                                                              193                    -                   -
  Changes in current and non-current items:
     Accounts receivable                                                     (8,738)              (5,700)              (1,003)
     Inventories                                                             (9,449)              (3,504)              (1,318)
     Prepaid expenses and other assets                                         (295)                   95                 755
     Accounts payable and accrued expenses                                     4,307                7,297               3,512
     Deferred revenue                                                            142                (156)                 159
                                                                      --------------------------------------------------------------
          Net cash (used) provided by operations                            (23,225)                (927)               5,573
                                                                      --------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Note receivable-related party                                                 -                    -               (800)
     Proceeds from note receivable-related party                                   -                    -                  12
     Cash payments for acquisitions                                                -                (543)                   -
     Restricted cash                                                             375              (5,433)                   -
     Purchase of property and equipment                                     (17,671)             (14,101)            (16,800)
     Proceeds from sale of equipment                                               -                   69                   -
     Cash payment for other assets                                                 -                (262)               (330)
     Proceeds from sale of contractual right                                       -                    -                900
     Purchase of licenses                                                    (2,349)             (14,807)            (72,635)
                                                                      --------------------------------------------------------------
          Net cash used by investing activities                             (19,645)             (35,077)            (89,653)
                                                                      --------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Purchase and retirement of common stock                                       -                (203)                   -
     Payment of Preferred Stock dividends                                       (21)                 (14)                 (14)
     Exercise of stock options/warrants                                        1,500                2,842                 734
     Proceeds from Issuance of Series B Preferred Stock                       20,000                    -                   -
     Proceeds from Issuance of common stock                                   46,624                    -               40,250
     Repayments of capital leases                                              (667)                (495)              (11,551)
     Proceeds of debt                                                         20,000               20,000               78,000
     Repayment of debt                                                      (20,000)                    -                  -
     Payment of stock issuance costs (preferred & common)                    (3,161)                (284)               (3,363)
     Payment of debt issuance costs                                            (956)                    -               (3,830)
                                                                      --------------------------------------------------------------
          Net cash provided by financing activities                           63,319               21,846              100,226
                                                                      --------------------------------------------------------------
NET INCREASE/(DECREASE) IN CASH                                               20,449             (14,158)               16,146
     Cash beginning of period                                                  7,066               21,224                5,078
                                                                      --------------------------------------------------------------
     Cash end of period                                                $      27,515         $      7,066         $     21,224
                                                                      ==============================================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                                  SHOP AT HOME, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                   (In thousands, except share data)


                                                                                         Years Ended June 30,
                                                                           ---------------------------------------------------------
                                                                                   2000           1999               1998
                                                                           ---------------------------------------------------------


SCHEDULE OF NONCASH FINANCING ACTIVITIES
Accrued liability for purchase of equipment                                     $       -   $     1,874        $            -
                                                                           ---------------------------------------------------------
Tax effect of qualified stock options                                           $     973   $     1,017        $          245
                                                                           ---------------------------------------------------------
Stock issued for loan guaranty                                                  $       -   $        40        $            -
                                                                           ---------------------------------------------------------
Conversion of 19,879 and 55,905 shares respectively of preferred stock
     into common                                                                $     199   $       599        $            -
                                                                           ---------------------------------------------------------
Reversal of conversion of preferred stock
     into shares of common stock (31,820 shares)                                $   (318)   $        -         $            -
                                                                           ---------------------------------------------------------
Cost of equipment purchased through
     capital lease obligation                                                   $   1,667   $      1,271       $          326
                                                                           ---------------------------------------------------------
Stock issued in connection with retirement
     of debt (144,177 shares)                                                   $       -   $          -       $        1,190
                                                                           ---------------------------------------------------------
Accrued preferred stock dividend                                                $       6   $          14      $           14
                                                                           ---------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW

Cash paid during the year for:

         Interest                                                               $   9,094   $       8,711      $          857
                                                                           ---------------------------------------------------------
         Income taxes                                                           $       -   $           -      $          432
                                                                           ---------------------------------------------------------

                                                                   .






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      SHOP AT HOME, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation. All dollar values in tables and the financial statements and footnotes have been expressed in (000s) except for share and per share data.

        Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Shop At Home, Inc. and its 100% owned subsidiaries, SAH-Northeast Corporation ("Northeast"), SAH-Houston Corporation ("Houston"), Collector's Edge of Tennessee, Inc. ("Collector's"), SAH Acquisition Corporation II ("SAH Acquisition II"), SAH Acquisition Corporation ("SAH AQ") and Partners - SATH L.L.C. ("Partners"), (collectively the
"Company"). All material intercompany balances and transactions have been eliminated in consolidation.

        Operations. The Company markets various consumer products through a televised "Shop At Home" service and over the Internet through its website collectibles.com. The programming is currently broadcast by satellite and is available on the Internet on a twenty-four hours per day, seven days per week schedule.

        Northeast owns and operates a commercial television station, WMFP, Channel 62, serving the Boston television market area. Northeast also operates a commercial TV station, WSAH, channel 43, serving a portion of the New York City market area. The assets of WSAH were acquired in June 1999. Houston owns and operates a commercial television station, KZJL, Channel 61, serving the Houston, Texas market.

        Collector's Edge, formed in February 1997, is a trading card wholesaler whose main assets are licenses from National Football League Properties, Inc. and National Football League Players, Incorporated.

        SAH Acquisition II owns and operates three commercial television stations: KCNS, Channel 38, serving the San Francisco television market area; WOAC, Channel 67, serving the Cleveland television market area and; WRAY, Channel 30, serving the Raleigh-Durham television market area, all of which were acquired on March 27, 1998.

        Partners owns real property located at 5388 Hickory Hollow Parkway, Antioch, Tennessee, the Company's office headquarters and studios. The real property is Partners' only asset. SAH AQ's principal asset is a 1% membership in Partners.

        Cash and Cash Equivalents. For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of one year or less to be cash equivalents.

        Restricted Cash. Restricted cash represents cash held in escrow of $5.1 million for final settlement of the purchase of assets of WSAH-Bridgeport
Note 16).

        Accounts Receivable--Trade. The Company has reduced accounts receivable to the net realizable value through recording allowances for doubtful accounts. At June 30, 2000 and 1999, the Company had recorded allowances of $1,595, and $543, respectively.

        Inventories. Inventories, which consist primarily of products held for sale such as jewelry, electronics and sports collectibles, are valued at average cost which approximates the first-in, first-out (FIFO) basis. Valuation allowances are provided for carrying costs in excess of estimated market value.

        Collector's Edge Inventories. The Collector's Edge inventories of sports cards represent all of the contract manufacturing costs associated with each release.

        Property and Equipment. Property and equipment is stated at cost. Expenditures for repairs and maintenance are expensed as incurred, and additions and improvements that significantly extend the life of assets are capitalized. On major construction projects requiring a number of months to complete, such as the construction of the Nashville facilities, the Company's policy is to capitalize the interest associated with these projects until completion.

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

        FCC Licenses for Television Stations. During June 1999, the Company through its subsidiary Northeast, acquired one FCC television license. During fiscal 1998, the Company through its subsidiary, SAH Acquisition II, acquired three FCC licenses for television stations and in fiscal 1995 the Company acquired two subsidiaries that owned FCC television licenses. Although FCC television licenses are granted for eight-year periods, they are required to be renewed by the FCC unless (1) the holder has seriously violated the Telecommuntication's Act or FCC rules and regulations; (2) failed to serve the public interest, convenience, and necessity; or (3) followed a pattern of abuse in violation of FCC rules and regulations. Accordingly, FCC licenses are historically renewed for indefinite periods of time giving them indefinite lives. Given the indeterminate lives afforded by the licensing process and the historical appreciation in value of the license, the Company determined that a life of 40 years would be appropriate. Amortization of these licenses was $2,424, $2,138 and $773 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

        The Company has allocated the purchase price of its acquisitions based upon independent appraisals. In each of the appraisals of broadcast properties, with the exception of WMFP-Boston, the fair value of the property including the intangible license was in excess of the purchase price, and accordingly, resulted in no goodwill. The appraisal of WMFP-Boston resulted in the recording of some goodwill.

        NFL Licenses. In fiscal year 1997, the Company formed Collector's Edge, a wholly owned subsidiary engaged in the business of selling sports trading cards under licenses with National Football League Players, Incorporated and National Football League Properties, Inc. The value ascribed to these licenses in connection with their acquisition by Collector's Edge is being amortized over the contract life of three years. Amortization of these licenses was $330, $485 and $479 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

        Goodwill. Goodwill is amortized over 40 years, using the straight-line method. The amortization period for goodwill was determined based on the rationale developed to assign lives to the FCC licenses. Goodwill recorded in connection with the acquisitions of WMFP and the assets of Collector's Edge represent the excess purchase price over the fair value of the net identifiable assets acquired. The amount of goodwill for WMFP was determined by independent appraisal. Goodwill for Collector's Edge was determined by reference to the fair values of net assets acquired and further supported by established business relationships which represent future revenue streams. Goodwill amortization amounted to $165, $165 and $112 for fiscal years ended June 30, 2000, 1999 and 1998, respectively. Management periodically evaluates the net realizability of the carrying amount of goodwill.

        Debt Issue Costs. The Company has $2,732 and $3,121 as of June 30, 2000 and 1999 of debt issuance costs recorded as other assets. These deferred costs relate to the issuance of the $75,000 of Senior Secured Notes and a $20,000 line of credit from Union Bank of California. The issuance costs of the Notes and the line of credit are being amortized over 7 and 3 years, respectively, which is the life of the debt. The amortization of $579 and $543 for the fiscal year ended June 30, 2000 and 1999, respectively, has been recorded as additional interest expense.

        Sales Returns. The Company generally allows customers to return merchandise for full credit or refund within 30 days from the date of receipt.
Collector's Edge sells to wholesalers and retailers; terms of sale and return privileges are negotiated on an individual basis. At June 30, 2000 and 1999, the Company had recorded credits due to customers of $2,711 and $3,069, respectively, for actual and estimated returns.

        Revenue Recognition. The Company's principal source of revenue is retail sales to viewing and online customers. Other sources of revenue include wholesale sales of collectible sports cards and rental of customer lists. Product sales are recognized upon shipment of the merchandise to the customer. List rental income is recognized over time as the lists are utilized. Deferred revenue consists of sales proceeds relative to unshipped merchandise.

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

        Earnings (Loss) Per Share. Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires the presentation of basic and diluted EPS. Basic earnings (loss) per share is computed by dividing net income (loss) available for common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing adjusted net income (loss) by the weighted average number of shares of common stock and assumed conversions of dilutive securities outstanding during the respective periods. Dilutive securities represented by options, warrants, redeemable preferred stock and convertible debt outstanding have been included in the computation except in periods where such inclusion would be anti-dilutive. The Company uses the treasury stock method for calculating the dilutive effect of options and warrants and the if converted method with respect to the effect of convertible securities.

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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement was adopted for the June 30, 1999 fiscal year beginning with the quarter ending September 30, 1999, Shop At Home determined that its reportable segments were Network, collectibles.com and Collector's Edge and commenced providing supplemental disclosures in accordance with SFAS131.

         In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (FAS 132). This Statement revises and simplifies employers' disclosures about pension and other post-retirement benefit plans. Since the revisions promulgated in this Statement primarily apply to defined benefit plans, of which the Company has none, adoption of this Statement in the June 30, 1999 fiscal year did not have a significant impact on the Company's financial statements. As required by FAS 132, the Company has disclosed a brief description of its defined contribution pension plan and the cost recognized during the respective periods.

         In March 1998, the AICPA issued Statement of Position 98-1 (SOP 98-1), Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 is effective for financial statements for the years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company adopted the provisions of SOP 98-1 in its fiscal year ended June 30, 1999. The adoption of this statement resulted in $14,200 and $5,000 of capitalized software costs at June 30, 2000 and 1999 respectively. The Company also recognized $80 in expensed training costs in the June 30, 1999 fiscal year.

         In April 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs, requiring costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this SOP for the June 30, 2000 fiscal year financial statements. Adoption of this statement resulted in $0.7 million of start-up and organization costs incurred with the launching of collectibles.com in November 1999 to be expensed during the June 30, 2000 fiscal year financial statements.

        In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1000. The FASB issued SFAS 137 in July 1999 to delay the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. The adoption of SFAS 133 is not expected to have an effect as the Company has no items that would be classified as derivative instruments and hedging activities.

        Reclassifications. Certain amounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the current year presentation.

NOTE 2 -- PROPERTY AND EQUIPMENT

         Property and equipment consists of the following major classifications:

                                                        June 30,
                                              2000                      1999
                                              ----                      ----
             Leasehold improvements      $     572               $       144
             Building                       11,908                    11,651
             Operating equipment            20,213                    17,352
             Software                       18,075                       861
             Furniture and fixtures          2,975                     2,310
             Construction in progress        2,255                     5,026
             Land                            1,250                     1,250
                                      ------------------        ----------------
                                            57,248                    38,594
             Accumulated depreciation      (8,436)                   (3,191)
                                      ------------------        ----------------
             Property and equipment, net$   48,812               $    35,403
                                      ==================        ================

        Depreciation expense totaled $5,736 and $2,145 for the fiscal years ended June 30, 2000 and 1999, respectively. Interest capitalized amounted to $0 and $399 for the year ended June 30, 2000 and 1999, respectively.

NOTE 3 -- INVENTORY

        The components of inventory at June 30, 2000 and 1999 are as follows:

                                                                         June 30,
                                                                 2000                       1999
                                                                 ----                       ----
           Products purchased for resale                    $  12,688                   $  5,570
           Finished goods (Collector's Edge)                    2,909                      1,173
           Work in progress (Collector's Edge)                    900
                                                       ---------------            ---------------
                                                               16,497                      7,538
           Valuation allowance                                  (669)                      (304)
                                                       ---------------            ---------------
                Total                                   $      15,828                   $  7,234
                                                       ===============            ===============

NOTE 4 -- CAPITAL LEASES

        The Company has acquired various equipment under the provisions of long-term capital leases.

        Future minimum lease payments under capitalized leases are as follows at June 30, 2000:

         2001                                                                                    $    937
         2002                                                                                       1,109
         2003                                                                                         274
         2004                                                                                          64
         2005                                                                                           -
         Thereafter                                                                                     -
         -------------------------------------------------------------------------------- ----------------
         Total minimum lease payments                                                               2,384
         Less amount representing interest                                                          (273)
         -------------------------------------------------------------------------------- ----------------
         Present value of minimum lease payments                                                    2,111
         Less current portion                                                                       (775)
         -------------------------------------------------------------------------------- ----------------
         Long-term portion                                                                $         1,336
         ================================================================================ ================

NOTE 5 -- INDEBTEDNESS

Issuance of $75,000 of 11% Senior Secured Notes

         In March 1998, the Company issued $75,000 of 11% Senior Secured Notes Due 2005 ("Notes"). Interest on the Notes is payable semi-annually on April 1 and October 1 of each year. The Notes are not redeemable at any time prior to April 1, 2002. On or after April 1, 2002, the Notes will be redeemable at the option of the Company, in whole or in part, at a redemption price equal to the par value plus a premium and also including accrued and unpaid interest, if any, to the date of redemption. Upon the occurrence of a change of control, holders of the Notes will have the right to require the Company to repurchase their Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

         The Notes are secured by a lien on all of the issued and outstanding capital stock of SAH Acquisition II and the assets of SAH Acquisition II, other than the FCC licenses held by it. The Notes are also secured by a lien on all of the issued and outstanding capital stock of SAH-Northeast, the owner and operator of WMFP(TV) in Boston and WSAH(TV) in Bridgeport, and SAH-Houston, the owner and operator of KZJL(TV) in Houston, although this lien is subordinate to the Company's $20,000 senior credit facility. In addition, the obligations of the Company under the Notes are jointly and severally guaranteed on a senior basis by each of the Company's subsidiaries.

         The Indenture restricts the Company from incurring additional indebtedness in excess of $20,000, which indebtedness may be secured by a first priority lien on certain of the Company's assets, including the Company's accounts receivable and inventory and a first priority lien on the capital stock and other assets of the broadcast properties not owned by SAH Acquisition II. The indenture also restricts the Company's ability to issue preferred stock, incur liens, pay dividends, make certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person, issue or sell stock of subsidiaries, or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company or encumber the assets of the Company or its subsidiaries.

Senior Credit Facility

         As of June 30, 2000, the Company was in default on several financial covenants required by its $20,000 senior bank facility originally entered into on December 15, 1999. The Company has subsequently obtained a permanent waiver of these defaults from its bank and has renegotiated the terms of the loan going forward. The new terms provide for earlier repayment of the loan, with $6,000 million due upon execution of the amendment, $2,000 on December 31, 2000, $4,000 on March 31, 2001, and the balance of $8,000 on July 1, 2001. The interest rate margin above LIBOR will increase by .25% on October 31, 2000 and again on December 31, 2000. The Company has agreed to place sufficient funds in escrow to pay for interest charges through December 31, 2000.

NOTE 6 -- REDEEMABLE PREFERRED STOCK

Series A Preferred Stock.

        The Company is authorized to issue 140,000 shares of Series A Preferred Stock, of which 92,732 shares were outstanding as of June 30, 2000. The Series A Preferred Stock is entitled to receive dividends, preferences, qualifications, limitations, restrictions and the distribution of assets upon liquidation before the Company's common stock.

        Holders of Series A Preferred Stock are entitled to receive, but only when declared by the Board of Directors, cash dividends at the rate of $.10 per share per annum.

        In the event of the Company's liquidation, dissolution or winding up, the holders of shares of Series A Preferred Stock are entitled to receive an amount equal to $10.00 per share, plus accrued and unpaid dividends. The Company must pay this amount before it distributes any of its assets to the holders of common stock or any preferred stock that is junior to the Series A Preferred Stock.

        As long as there are shares of the Series A Preferred Stock outstanding, the Company may not issue any capital stock that ranks senior to the Series A Preferred Stock with respect to liquidation, dissolution and winding up without the consent of the holders of the Series A Preferred Stock. Any holder of any shares of Series A Preferred Stock may require the Company to redeem all or any portion of the Series A Preferred Stock, for a redemption price per share of $10.00, plus accrued and unpaid dividends. The Series A Preferred Stock is convertible at any time into shares of common stock at a ratio of one share of common stock for one share of Series A Preferred Stock.

        The holders of Series A Preferred Stock generally are not entitled to vote. There are some situations, however, in which the holders of Series A Preferred Stock are entitled to vote. First, holders of Series A Preferred Stock may vote if required by Tennessee corporate law. Second, the Company's charter requires the holders of a majority of shares of the Series A Preferred Stock to consent to (1) the authorization, creation or issuance of a new class of capital stock or series of preferred stock having rights, preferences or privileges senior to the Series A Preferred Stock, (2) any increase in the number of authorized shares of any class of capital stock or series of preferred stock having rights, preferences or privileges senior to the Series A Preferred stock, or (3) the amendment of any provision of our charter which would materially and adversely affect any right, preference, privilege or voting power of the Series A Preferred Stock. Holders of Series A Preferred Stock have no preemptive rights with respect to any of the Company's shares or other securities which may be issued, and such shares are not subject to assessment.

Series B Convertible Preferred Stock.

        On June 30, 2000, the Company issued 2,000 shares of its Series B Convertible Preferred Stock, $10,000 stated value per share, in consideration of a payment of $20,000.

        The Series B Preferred Stock carries a dividend rate of 6% per annum, payable semi-annually during the first year and quarterly thereafter or upon conversion or redemption. At the Company's option, dividends may be paid in cash or shares of common stock, subject to satisfaction of certain conditions. If the Company chooses to pay dividends in shares of its common stock, the number of shares to be issued will be equal to the accrued dividends divided by the dividend conversion price, which is 95% of the average closing price of the Company's common stock during the five trading days preceding the dividend payment date.

        Warrants to purchase the 2,000,000 shares of the Company's common stock were issued in connection with the sale of the Series B Preferred Stock as of June 30, 2000 at an exercise price of $5.00 per share, subject to anti-dilution adjustments. The exercise price may also be lowered to the average of the closing bid prices for the 10 trading days immediately preceding and including June 30, 2001, if such average price is less than $5.00, subject to adjustment. The warrants expire if not exercised on or prior to June 30, 2003.

        The Series B Preferred Stock matures on June 30, 2003, at which time the shares must be redeemed or converted to common stock at the Company's option. If the Company elects to redeem any of these shares at that time, the amount required to be paid will be equal to the liquidation preference of the Series B Preferred Stock, which equals the price originally paid for such shares plus accrued and unpaid dividends. If the Company elects to convert any Series B Preferred Stock outstanding on that date, it will be required to issue shares of common stock in an amount equal to a conversion price (described in next paragraph below).

        Subject to certain conditions, the Company may require the holders to convert their Series B Preferred Stock into shares of the Company's common stock. In addition, beginning on December 31, 2000 or earlier under certain conditions, the holders will have the right to convert their Series B Preferred Stock into shares of the Company's common stock. The number of shares of common stock to be issued upon conversion of a Series B Preferred Share is determined by dividing the sum of $10,000 plus accrued and unpaid dividends by the conversion price. The conversion price will be a percentage of the lowest closing bid price of the Company's common stock for the four consecutive trading days ending on and including the conversion date, but the conversion price will not exceed $12.00 per share, subject to adjustment. As a result, the lower the price of the Company's common stock at the time of conversion, the greater the number of shares the holder will receive. The conversion percentage was 100% on July 1, 2000 and decreases permanently one percentage point on the first day of every calendar month following July 1, 2000, but will never be less than 88%.

        Subject to certain conditions, the Company has the right to require conversion of any or all of the outstanding Series B Preferred Stock, subject to a volume limitation equal to 20% of the trading volume between the date the Company gives notice of its election to convert the Series B Preferred stock and the date the conversion is effective.

        No holder may convert any Series B Preferred Stock exceeding the number of shares which, upon giving effect to such conversion, would cause the holder to have acquired a number of shares of common stock during the 60-day period ending on the date of conversion which, when added to the number of shares of common stock held at the beginning of such 60-day period, would exceed 9.99% of the Company's outstanding common stock.

        The Company also has the right, provided specified conditions are satisfied, to redeem some or all of the outstanding Series B Preferred Stock for cash equal to a percentage of the price paid for each preferred share plus accrued dividends. The redemption percentage was 100% on July 1, 2000 and increases permanently one percentage point on the first day of every calendar month following July 1, 2000, provided that the redemption percentage will never be greater than 120%.

        If certain default events occur, the Company is obligated to pay to each holder of Series B Preferred Stock a payment equal to 2% of the liquidation preference on the outstanding Series B Preferred Stock on each day during the period of time between the date of such event until it is cured, but not more than 15 days in any 365-day period. In addition, the total of all such payments will not exceed $5.0 million (unless a greater amount is permitted under the Company's credit agreements).

        If certain default events occur, the Company is also obligated to adjust the fixed conversion price of $12.00 to the amount which is 68% of the lowest closing bid price for its common stock during certain periods of time.

        In addition, if the Company's stockholders do not approve the issuance of shares of common stock upon conversion of the Series B Preferred Stock and exercise of certain related warrants, and the Company fails to issue shares of common stock to a holder of the Series B Preferred Stock who converts due to the limitation on the number of shares the Company may issue imposed by Nasdaq Stock Market rules, the Company is required to notify each holder of Series B Preferred Stock that it has elected to redeem all Series B Preferred Stock submitted or to delist its shares from the Nasdaq National Market. Any such redemption must be at the greater of (a) 125% of the price paid for the Series B Preferred Stock plus accrued dividends; or (b) the product of the number of shares of common stock into which the Series B Preferred Stock is convertible multiplied by the closing sale price of the Company's common stock on the trading day immediately before the event occurs.

        In the event of a merger transaction, a hostile takeover or a sale of all or substantially all of the Company's assets, each holder of the Series B Preferred Stock, at its option, has the right to require the Company to redeem all or a portion of such holder's preferred shares at a price equal to 125% of the price paid for such shares plus accrued dividends.

        In the event of the Company's liquidation, the holders of the Series B Preferred Stock will be entitled to a liquidation preference before any amounts are paid to the holders of the Company's common stock. The liquidation preference is equal to the amount originally paid for the Series B Preferred Stock, $10,000 per share, plus accrued and unpaid dividends. The liquidation preference of the Series B Preferred Stock is on an equal basis with the Series A Preferred Stock.

        Other than as required by law, the holders of the Series B Preferred Stock have no voting rights except that the consent of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock will be required to effect any change in the Company's charter that would change any of the rights of the Series B Preferred Stock or to issue any other additional Series B Preferred Stock.

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

        In July 1999, the Company issued a total of 5,828,000 shares of $.0025 par value common stock at $8.00 per share. The Company used $20,000 of the proceeds to repay a $20,000 bridge loan used to acquire the Bridgeport television station. In addition, the Company used the remaining funds for operating costs and to pay a portion of the cost of the enterprise wide information system.

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

         The terms of the Indenture of Trust which the Company entered into in March 1998 in connection with its issuance of the 11% Senior Secured Notes due 2005 ("Notes") restricts its ability to pay dividends. Under the restriction, the Company cannot pay cash dividends as long as the Notes are outstanding, unless it meets certain financial ratios as specified in the Indenture.

         With respect to restrictions on the Company's ability to obtain funds from its subsidiaries, under Tennessee law a corporation may not pay a cash dividend if, after giving it effect, (1) the corporation would not be able to pay its debts as they become due in the usual course of business, or (2) the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

NOTE 8 -- INCOME TAXES

        The components of temporary differences and the approximate tax effects at June 30, 2000 and 1999, are as follows:

                                                                                         June 30,
                                                                           2000                              1999
                                                                          ----                              ----

          Deferred tax assets:
              Net operating loss carryforwards
               and AMT credits                                             $16,922                         $5,918
              Accruals                                                       1,825                          1,097
         --------------------------------------------------------------------------------------------------------------
                        Total deferred tax assets                          $18,747                         $7,015
         ===============================================================================================================
          Deferred tax liabilities:
               Licenses and intangibles                                      6,230                          5,253
               Depreciation                                                  2,564                            974
          ---------------------------------------------------------------------------------------------------------------
                        Total deferred tax liabilities                       8,794                          6,227
         ---------------------------------------------------------------------------------------------------------------
                         Net deferred tax assets (liabilities)              $9,953                         $  788
         ===============================================================================================================

         Current deferred tax assets                                        $1,825                         $1,097
         Long-term deferred tax assets (liabilities), net                    8,128                           (309)
         ---------------------------------------------------------------------------------------------------------------
         Net deferred tax assets                                            $9,953                         $  788
         ===============================================================================================================


        At June 30, 2000 the Company had $43,520 of net operating loss carryforwards in addition to $95 of AMT credits available to offset taxable income in future periods. Of these amounts, $40,857 of the net operating loss carryforwards do not begin to expire until 2019. Due to the length of time until the expiration date and the value of the Company's commercial television stations the Company did not deem it necessary to provide a valuation allowance at June 30, 2000.

        Income tax expense (benefit) varies from the amount computed by applying the federal corporate income tax rate of 34% to income (loss) before income taxes as follows:

                                                                                   Years Ended June 30,
                                                                         2000                 1999                   1998
                                                                         ----                 ----                   ----
Computed "expected" income tax expense (benefit)                     $  (7,373)            $ (1,921)               $    830
Increase (decrease) in income taxes
     Resulting from:
          State income tax expense (benefit), net
               of federal effect                                          (859)                (224)                     98
          Nondeductible expenses                                             64                   45                     38
          Other                                                            (22)                (248)                   (39)
----------------------------------------------------------------------------------------------------------------------------
          Actual income tax expense (benefit)                        $  (8,190)            $ (2,348)               $    927
============================================================================================================================

        The components of income tax expense (benefit) for the years ended June 30, 2000, 1999 and 1998, are as follows:

                                                                              Years Ended June 30,
                                                                     2000             1999          1998
                                                                     ----             ----          ----

              Current:
                     State                                              $    -       $   (16)       $   101
             --------------------------------------------------- --------------  --------------  ---------------
                     Federal                                                 -             -            536
              --------------------------------------------------- --------------  -------------- ---------------
                                                                        $    -       $   (16)       $   637
              Deferred:
                      State                                              (854)          (577)            46
                     Federal                                           (7,336)        (1,755)           244
             --------------------------------------------------- --------------  --------------  ---------------
                                                                       (8,190)        (2,332)           290
             --------------------------------------------------- --------------  --------------  ---------------
              Total expense (benefit)                                $ (8,190)      $ (2,348)       $   927
             =================================================== ==============  ==============  ===============

        The Company has allocated deferred tax benefits directly to additional paid in capital for the years ended June 30, 2000 and 1999 of $973 and $1,017, respectively. These amounts reflect the tax benefit received from the exercise and disqualifying dispositions by employees of qualified stock options.

NOTE 9 - COMMITMENTS

        Transponder Use Agreement and Purchased Air-Time. In December 1995, the Company's transponder lease with Space Connection 402R became effective. The Company's principal satellite transponder is leased on a fully protected and non-preemptible basis, which means as a broker of satellite services, The SPACECONNECTION, Inc. has agreed to furnish the Company alternative service on another transponder of similar quality and location or, if necessary, on another satellite to support an in-orbit failure of Galaxy XI C-Band transponder(s). The expenses for the transponder and purchased air time (primarily for cable access fees) were $33,291, $26,303, and $17,768, for fiscal years ended June 30, 2000, 1999 and 1998, respectively. The Company has recently agreed to change its transponder to a more desirable satellite, and is currently re-negotiating its transponder lease.

        Royalty Commitments. Collector's Edge has minimum contractual commitments to National Football League Players, Incorporated and National Football League Properties, Inc., in addition to other minor licensors which are in the normal course of its business.
The commitments at June 30, 2000, approximate $1,500, which will expire March 31, 2001.

        Lease Commitments. Rental expense for transponder, office, studio and miscellaneous equipment was $3,194, $2,874 and $2,312 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

        Future minimum lease payments of noncancelable operating leases are as follows at June 30, 2000:

        2001                                                      2,675
        2002                                                      2,636
        2003                                                      2,622
        2004                                                      2,517
        2005                                                        383
        Thereafter                                                  601

        The Company has agreements with various affiliated television and cable system operators to purchase air time. The terms of the agreements vary from week-to-week to one year periods and are generally cancelable on 30 days notice.

NOTE 10 -- RELATED PARTY TRANSACTIONS

        During the fiscal years ended June 30, 2000, 1999 and 1998, the Company engaged in some related party transactions in the normal course of business, none of which exceeded $25 in total except, as described below.

        The Company leased its Knoxville office and studio space from William and Warren, Inc., an entity owned by W. Paul Cowell, a director of the Company until December 2, 1998, and paid total lease payments of approximately $82 during the fiscal year ended June 30, 1999. Management of the Company determined that these terms and conditions were competitive with comparable commercial space being leased in the Knoxville market. With the relocation of its offices and studios to Nashville, Tennessee, the Company terminated this lease in January 1999.

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

        In connection with the relocation of the primary residence of Kent E. Lillie, President & Chief Executive Officer of the Company, from Atlanta, Georgia, to Nashville, Tennessee, the Company made an interest-free loan to Mr. Lillie in the principal amount of $800,000. This loan is repayable from a portion of any bonuses paid to Mr. Lillie by the Company. As of June 30, 2000, a total of $33 of the principal balance of the note had been repaid. The note is payable in full on June 30, 2002.

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

        In September 1999 the Company entered into a lease agreement with InSouth Bank whereby the Company leased a portion of an office building located adjacent to the Company's Nashville facilities. InSouth Bank is controlled by J.D. Clinton, Chairman of the Board of Directors of the Company and a principal shareholder. The terms of the lease were determined by management of the Company to be competitive with comparable commercial facilities in the area where they are located.

NOTE 11 -- STOCK OPTIONS AND WARRANTS

         1999 Stock Option Plan. In 1999 the Company's Board of Directors adopted the 1999 Employee Stock Option Plan which provides for the issuance of up to three million shares of common stock. The 1999 Plan is administered by a committee of the Board of Directors consisting of non-employee directors. All directors and key employees are eligible to receive options. Options granted under the plan can be either incentive stock options or unqualified stock options. Incentive stock options to purchase common stock may be granted at not less than 100% of the fair market value of the stock on the date of the grant. No options may be granted after July 21, 2009. No option that is an incentive stock option shall be exercisable after the expiration of ten years from the date such option was granted (five years if granted to a 10% shareholder). The options may provide for vesting, in full or in part, after a change in control of the Company.

        1991 Stock Option Plan. In 1991, the Company adopted a stock incentive plan for eligible employees. A special administrative committee of the Board of Directors was appointed to administer the plan. All employees of the Company are eligible to receive stock options under the plan. Options granted under the plan can be either incentive stock options or nonqualified stock options. Incentive stock options to purchase common stock may be granted at not less than 100% of the fair market value of the common stock on the date of the grant. Options granted under the plan become exercisable immediately in the event 80% or more of the Company's outstanding stock or substantially all of its assets are acquired by a third party. No options may be granted after October 15, 2001. No option that is an incentive stock option shall be exercisable after the expiration of ten years from the date such option was granted or five years after the expiration in the case of any such option that was granted to a 10% stockholder. A maximum of 1,500,000 shares of common stock may be issued under the plan upon the exercise of options.

        No compensation expense has been recognized for options granted under the plans. Had compensation expense for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the methods in SFAS 123, the Company's net income (loss) and net income
(loss) per share would have been adjusted to the pro forma amounts indicated in the following table.



                                             2000                          1999                        1998
                                     As                           As                             As
                                   Reported      Pro Forma      Reported       Pro Forma       Reported     Pro Forma
-----------------------------------------------------------------------------------------------------------------------

Net income (loss)                   $ (13,493)   $ (15,497)      $ (3,304)     $ (4,230)        $ 1,513      $  1,113
Basic earnings (loss) per share     $  (.44)      $   (.51)       $  (.14)      $   (.18)        $   .10       $   .08
Diluted earnings (loss) per share   $  (.44)      $   (.51)       $  (.14)      $   (.18)        $   .09       $   .06

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants in the years ended June 30, 2000, 1999 and 1998, respectively: dividend yield of 0%; expected volatility of 77%, 76% and 65%; risk-free interest rate of 6.05%, 4.5% and 5.5%; and expected life of
7.5 years.

        A summary of the status of the Company's options as of June 30, 2000, 1999 and 1998 and changes during the periods ending on those dates is presented below:

                                                                 June 30,
                                     2000                          1999                           1998

-------------------------------------------------------------------------------------------------------------------------
                                                  Weighted                       Weighted                     Weighted
                                                  Average                        Average                      Average
                                                  Exercise                       Exercise                     Exercise
                                   Options        Price          Options         Price         Options        Price
-------------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of
     period:                         2,449,200         $6.14       2,379,000          $2.51     2,192,500      $2.20
         Granted                       997,000          9.18       1,143,000          10.02       698,000       3.40
         Exercised                   (400,600)          2.00       (917,800)           2.47      (454,600)      1.10
         Forfeited                   (234,000)          7.75       (155,000)           3.90       (56,900)      2.88
-------------------------------------------------------------------------------------------------------------------------
Outstanding at end of period         2,811,600       $  7.62       2,449,200         $ 6.14     2,379,000      $2.51
Options exercisable at period
     end                               987,500                       901,800                    1,175,000
Weighted average fair value of
     options granted during the
     year                          $     7.08                     $    7.78                $         2.61



                                                   Options Outstanding                         Options Exercisable
                                                       Weighted
                                                       Average             Weighted                           Weighted
                                     Number            Remaining           Average        Number              Average
                                     Outstanding       Contractual         Exercise       Exercisable         Exercise
Range of Exercise Prices             at 6/30/00        Life                Price          at 6/30/00          Price

-------------------------------- --- -------------- -- --------------- -- ------------ -- --------------- -- ------------

$2.00 - $2.99                              748,600            6 years         $  2.85            315,200         $  2.85
$3.00 - $3.99                              292,000            8 years            3.52            101,400            3.65
$4.00 - $5.99                              154,500           10 years            4.76              1,600            5.25
$6.00 - $7.99                              189,500            9 years            6.63             70,000            6.97
$8.00 - $9.99                              251,000            9 years            8.83              5,000            9.94
$10.00 - $10.99                            194,500            9 years           10.50             22,000           10.47
$11.00 - $11.99                            548,000            9 years           11.78            404,800           11.81
$12.00 - $12.99                            211,000           10 years           12.49                  -               -
$13.00 - $13.99                            222,500            9 years           13.18             67,500           13.11
-------------------------------- --- -------------- -- --------------- -- ------------ -- --------------- -- ------------
                                         2,811,600                                               987,500
================================ === ============== == =============== == ============ == =============== == ============

        At June 30, 2000, warrants to purchase 4,170,066 shares of common stock are outstanding. Of this total, warrants to purchases 2,170,066 shares are at $1.43 per share and expire on June 30,2001. The remaining warrants to purchase 2,000,000 shares are at $5.00, subject to adjustment, and expire on June 30, 2003.

NOTE 12 -- EARNINGS (LOSS) PER SHARE

        The following table sets forth for the periods indicated the calculation of net earnings (loss) per share included in the Company's Consolidated Statements of Operations:

                              Years Ended June 30,
                                                        2000                     1999                     1998
                                                        ----                     ----                     ----

Numerator:
     Net income (loss)                                 $(13,493)                $ (3,304)                  $  1,513
     Preferred stock dividends                               (6)                    ( 14)                      (14)
--------------------------------------------------------------------------------------------------------------------
     Numerator for basic earnings per
          share-income (loss) available to
          common stockholders                          (13,499)                   (3,318)                     1,499
     Effect of dilutive securities:
          Preferred stock dividends                            6                       14                        14
--------------------------------------------------------------------------------------------------------------------
          Interest on convertible debt                                                  -                        50
--------------------------------------------------------------------------------------------------------------------
     Numerator for diluted earnings per
          share-income available to
          common stockholders after
          assumed conversions                         $(13,493)                 $(3,304)                     $1,563
====================================================================================================================
Denominator:
     Denominator for basic earnings per
          share-weighted-average shares                   30,490                   23,771                    14,511
     Effect of dilutive securities:
      a)  Employee stock options                               -                        -                       436
      b)  Non employee options                                 -                        -                       204
      c)  Warrants                                             -                        -                     2,088
      d)  Convertible preferred stock                          -                        -                       138
      e)  Convertible debt                                     -                        -                       119
Denominator for diluted earnings per
     Share-adjusted weighted-average
====================================================================================================================
     Shares and assumed conversions                       30,490                   23,771                    17,496
====================================================================================================================
Basic earnings (loss) per share                         $  (.44)                  $ (.14)              $        .10
====================================================================================================================
Diluted earnings (loss) per share                       $  (.44)                  $ (.14)              $        .09
====================================================================================================================

Although the amounts are excluded from the computations in loss years because their inclusion would be anti-dilutive they are shown here for informational and comparative purposes only:

     a)  Employee stock options                           1,007                      1,184                    -
     b)  Non Employee options                                 -                        239                    -
     c)  Warrants                                         2,035                      2,389                    -
     d)  Convertible preferred stock                         94                        121                    -


NOTE 13 -- EMPLOYEE BENEFIT PLAN

        The Company has a defined contribution plan covering all full-time employees who have one year of service and are age twenty-one or older. Participants are permitted to make contributions in an amount equal to 1% to 15% of their compensation actually paid or received. Employer contributions are discretionary and allocated to each eligible employee in proportion to his or her compensation as a percentage of the compensation of all eligible employees. During 2000, 1999 and 1998, the Company did not make any cash contributions to the plan. As of July 1, 1999, the Company has elected to match in the form of Company stock a portion of the employee's contribution up to a maximum of 2.5% of the employee's annual contribution. The Company match on the 401K for fiscal year ended June 30, 2000 was 10,338 shares of common stock. The match is done as of December 31.

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

        The electronic retailing industry is sensitive to general economic conditions and business conditions affecting consumer spending. The Company's product lines include jewelry, sports cards, sports memorabilia, collectibles and other unique items that may make it more sensitive to economic conditions. Collector's Edge products include various sports cards and memorabilia, some of which are sold through Shop At Home.

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

NOTE 16 - ACQUISITION OF WSAH

        On June 3, 1999, SAH-Northeast Corporation ("Northeast"), a wholly-owned subsidiary of Shop At Home, acquired the assets of WBPT, Bridgeport, Connecticut, and changed its call sign on that date to WSAH. Northeast acquired WSAH at a potential total purchase price of $21,000, of which approximately $4,800 was contingent consideration based on potential incremental increases during the 12-month period following the purchase closing in the station's cable household reach above the estimated 680,000 existing households at closing up to a maximum of 900,000 households. The calculation of the contingent consideration is at a rate of $22 per additional cable household (applied to the maximum of 220,000 incremental households). The Company estimates 765,000 households were reached as of June 30, 2000 (representing 85,000 incremental households). Accordingly, the Company estimates $1,870 of the $4,800 total potential consideration is the final settlement of the purchase price. The Seller has contested this conclusion and the settlement is currently in arbitration.

        In accordance with the purchase agreement, the maximum contingent consideration of $4,800 is held in a restricted escrow account. Upon the conclusion of the arbitration, the portion not paid to the seller will be returned to the Company and will be used for principal payment reduction of the Company's revolving credit agreement in accordance with the terms of that agreement.
The purchase price has therefore been allocated as follows:

FCC License                                                  $17,137
Property and equipment                                           933
------------------------------------------------ -- ---------------------
Total                                                        $18,070
================================================ == =====================

        The purchase price (after applying the $1,000 escrow deposit) was funded through a bridge loan which was repaid in July 1999 from the proceeds of Shop At Home's public offering of common stock.

        The acquisition of WSAH was accounted for by the Company as an acquisition of assets and not the acquisition of a "business," as defined in SEC Rule 210.11-01(d). The Company reached this conclusion because, with the exception of a de minimis period of time, the acquired station had not been historically operated as a broadcast outlet for television shopping programming and the Company concluded that there was no continuity of revenues from this station from which relevant historical information could be derived.

NOTE 17 -- CONTINGENCIES

        The Company is subject to claims in the ordinary course of business. Management does not believe the resolution of such claims will result in a material adverse effect on the future financial condition, results of operations, or cash flows of the Company.

NOTE 18 -- OPERATING SEGMENTS

          Effective June 30, 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supercedes previously issued segment reporting disclosure rules and requires reporting segment information that is consistent with the way in which management operates the Company. The segment disclosures for prior years have been restated to conform with the current year presentation. The Company operates principally in three segments; Network, collectibles.com and Collector's Edge. The Company operates almost exclusively in the United States.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are accounted for as if the sales or transfers were with third parties, that is, at current market prices.



                                                        OPERATING SEGMENT DATA
                                                                  Years Ended June 30,
                                                       2000               1999               1998
                                                       ----               ----               ----

         Revenue:
              Network                                  $  187,310          $  142,360      $95,474
              collectibles.com                              4,675                   -            -
              Collector's Edge                              9,745               9,569        5,900
              Intersegment eliminations                    (1,668)                 37         (617)
         -----------------------------------------------------------------------------------------------
                                                       $  200,062          $  151,966    $ 100,757
         ===============================================================================================
         Operating profit (loss):
              Network                                   $  (4,447)          $   2,303     $   4,394
              collectibles.com                             (6,901)                  -             -
              Collector's Edge                             (1,240)                312          (449)
              Intersegment eliminations                         -                 119          (119)
         -----------------------------------------------------------------------------------------------
                                                       $  (12,588)           $   2,734     $   3,826
         ===============================================================================================
         Depreciation and amortization:
              Network                                   $   7,761           $   4,202     $   1,515
              collectibles.com                                612                   -             -
              Collector's Edge                                562                 734           673
         -----------------------------------------------------------------------------------------------
                                                        $   8,935           $   4,936     $   2,188
         ===============================================================================================
         Interest income:
              Network                                    $    789           $    663      $     606
              collectibles.com                                  -                  -              -
              Collector's Edge                                  -                 -              -
              Intersegment eliminations                      (40)                (20)           (42)
         -----------------------------------------------------------------------------------------------
                                                         $    749            $    643     $     564
         ===============================================================================================
         Interest expense:
              Network                                   $   9,529           $   8,951     $   2,735
              collectibles.com                                173                   -             -
              Collector's Edge                                 26                  33           157
              Intersegment eliminations                      (40)                (20)           (42)
         -----------------------------------------------------------------------------------------------
                                                         $   9,688           $   8,964    $   2,850
         ===============================================================================================
          Income (loss) before taxes:
              Network                                 $  (13,342)            $  (6,051)   $   3,167
              collectibles.com                            (7,074)                   -             -
              Collector's Edge                            (1,267)                 280          (608)
              Intersegment eliminations                         -                 119          (119)
         -----------------------------------------------------------------------------------------------
                                                      $  (21,683)          $  (5,652)     $    2,440
         ===============================================================================================
         Income taxes:
              Network                                  $  (5,035)          $  (2,460)     $    1,158
              collectibles.com                            (2,674)                   -              -
              Collector's Edge                              (481)                 112           (231)
         -----------------------------------------------------------------------------------------------
                                                       $  (8,190)          $  (2,348)     $      927
         ===============================================================================================
          Total assets:
             Network                                  $  211,433          $  164,009      $  138,015
             collectibles.com                              8,830                   -              -
             Collector's Edge                              8,331               7,855          6,905
             Intersegment eliminations                    (1,300)             (1,167)         (1,150)
         -----------------------------------------------------------------------------------------------
                                                      $  227,294          $  170,697      $ 143,770
         ===============================================================================================
         Capital expenditures:
              Network                                  $  11,133           $  14,089      $ 16,771
              collectibles.com                             6,617                   -            -
              Collector's Edge                                 -                  12            29
         -----------------------------------------------------------------------------------------------
                                                       $  17,750           $  14,101      $ 16,800
         ===============================================================================================

         Vendor concentration. During the year ended June 30, 2000, the Company had three vendors from whom it purchased from each more than 10% of its total cost of goods sold. These consisted of an electronics vendor, a coin vendor and a sports vendor which accounted for approximately 15.3%, 14.9% and 11.1% of the Company's cost of goods sold. The Company believes that it could find replacement vendors for the products sold by any one of these vendors without a material adverse effect on the Company.

NOTE 19 -- SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The following is summarized condensed consolidating financial information for the Company, segregating the Parent from the guarantor subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of the Company and guarantees are full, unconditional, joint and several. The separate company financial statements of each guarantor subsidiary have not been included herein because management does not believe that their inclusion would be more meaningful to investors than the presentation of the condensed consolidating financial information presented below.






                                                   CONSOLIDATING BALANCE SHEET DATA

                                                June 30, 2000                                   June 30, 1999
                                                -------------                                   -------------
                                                  Guarantor                                       Guarantor
                                   Parent       Subsidiaries   Consolidated(1)     Parent       Subsidiaries   Consolidated(1)

Assets:
Cash and cash equivalents           $ 28,090       $     (575)     $   27,515        $   6,760       $     306         $  7,066
Restricted cash                        5,058                 -          5,058            5,433               -            5,433
Accounts receivable                  103,041             2,704         15,892           92,768           3,413            8,969
Inventories                           12,367             3,461         15,828            5,531           1,702            7,234
Prepaid expenses                       1,144                70          1,214              850              69              919
--------------------------------------------------------------------------------------------------------------------------------
Total current assets                 149,700             5,660         65,507          111,342           5,490           29,621

Deferred tax assets                    7,909             2,044          9,953            1,097               -            1,097
Notes receivable                       1,103                              703            1,090               -              690
Property and equipment, net           40,804             8,008         48,812           26,484           8,919           35,403
FCC and NFL licenses, net                136            96,479         96,615              293          96,727           97,020
Goodwill, net                            543             1,659          2,202                -           2,367            2,367
Other assets                           3,179               323          3,502            3,953             546            4,499
Investment in subsidiaries            27,071             1,400              -           27,630           1,400                -
--------------------------------------------------------------------------------------------------------------------------------
Total assets                      $  230,445       $   115,573     $  227,294       $  171,889        $115,449        $ 170,697
==============================================================================-=================================================


Liabilities and
     Stockholder's Equity:
Accounts payable and
     accrued expenses              $28,129             $91,250        $32,215        $26,387        $88,778             $27,955
Current portion--capital
     leases and long-term
     debt                           12,775                   -         12,775         20,298              -              20,298
Deferred revenue                       475                   3            478            105              6                 111
--------------------------------------------------------------------------------------------------------------------------------
Total current liabilities           41,379              91,253         45,468         46,790         88,784              48,364

Long-term debt including
     Capital Leases                 84,336                 400         84,336         75,893            400              75,893
Deferred income taxes                                                                    898           (588)                309
Redeemable preferred
     Stock                          12,504                 750         12,504            834            750                 834
Common stock                            78                   2             78             61              2                  61
Additional paid-in capital         106,482              27,719        106,482         53,317         28,278              53,317
Accumulated deficit                (14,334)             (4,551)       (21,574)        (5,904)        (2,177)             (8,081)
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
     Stockholders' equity         $230,445            $115,573       $227,294       $171,889       $115,449            $170,697
==============================================================================-=================================================

   (1) Intercompany balances have been eliminated in the consolidated totals.


                                       Consolidating Statement of Operations and Cash Flow Data


                          June 30, 2000                                  June 30, 1999                        June 30, 1998
                            Parent        Guarantor  Consolidated   Parent    Guarantor  Consolidated  Parent Guarantor Consolidated
                                       Subsidiaries      (1)                 Subsidiaries     (1)              Subsidiaries  (1)

Net revenues               $  190,786    $   16,700   $ 200,062    $  135,139    $16,791   $ 151,966   $  92,689   $ 8,685  $100,757
Cost of goods sold            122,946         7,881     130,392        85,369      6,528      91,816      54,980     4,379    58,862
Operating expenses             73,905        12,653      82,258        49,556      7,814      57,416      33,958     4,111    38,069
----------------------------------------------------------------=------------------------------------=------------------------------
Income (loss) from
     operations                (6,065)       (3,834)    (12,588)          214      2,449       2,734       3,751       195     3,826
Interest expense                9,703            25       9,688         8,909         76       8,964       2,708       184     2,850
Interest income                   789             -         749           655          8         643         606         -       564
Other income (expense)           (185)           29        (156)        2,902     (2,967)        (65)      1,967    (1,068)      900
----------------------------------------------------------------=------------------------------------=------------------------------
Income (loss) before
     taxes                    (15,164)       (3,830)    (21,683)       (5,138)      (586)     (5,652)      3,616    (1,057)    2,440

Income tax expense
     (benefit)                 (6,735)       (1,455)     (8,190)       (2,114)      (234)     (2,348)      1,400      (473)      927
----------------------------------------------------------------=------------------------------------=------------------------------
Net income (loss)          $   (8,429)   $   (2,375)  $ (13,493)     $ (3,024)  $   (352)  $  (3,304)   $  2,216   $  (584) $  1,513
====================================================================================================================================
CASH FLOWS
Cash provided by
     (used In) operations  $  (24,693)   $    1,468    $(23,225)     $(18,883)   $17,956   $    (927)   $(75,394)  $80,810    $5,573
Cash provided by
     (used in) investing
     activities               (17,394)       (2,251)    (19,645)      (17,051)   (18,026)    (35,077)    (12,763)  (76,747) (89,653)
Cash provided by
     (used in) financing
     activities                63,319            -       63,319        21,846          -      21,846     104,248   (4,008)   100,226
----------------------------------------------------------------=------------------------------------=------------------------------
Increase (decrease) in
     cash                      21,232          (783)     20,449       (14,088)       (70)    (14,158)     16,091       55     16,146
Cash at beginning of
     period                     6,760           306       7,066        20,848        376      21,224       4,757      321      5,078
----------------------------------------------------------------=------------------------------------=------------------------------
Cash at end of period       $  27,992    $     (477)  $  27,515      $  6,760   $    306    $  7,066   $  20,848   $  376  $  21,224
====================================================================================================================================



(1) Intercompany balances have been eliminated in the consolidated totals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information with respect to directors and executive officers of the Company to be included in the definitive Proxy Statement which the Company will file for the 2000 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information under the caption "Rumuneration of Directors and Officers" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

         The information with respect to security ownership by management in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following financial statements are included in Item 8 of Form 10-K:

                1.Financial Statements

                           Report of Independent Accountants
                           Consolidated Balance Sheets as of June 30, 2000 and 1999 Consolidated Statements of Operations for the years ended June 30, 2000, 1999 and 1998
                           Consolidated Statements of Stockholders' Equity for the years ended June 30, 2000, 1999, and 1998 Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998.
                           Notes to the Consolidated Financial Statements

                  2.     Financial Statement Schedule

                           Schedule II  Valuation and Qualifying Accounts

                                 The other schedules are omitted because the required information is either inapplicable or has been disclosed in the consolidated financial statements and notes thereto.

                  3.     Exhibits

                           The Index to Exhibits is at page 78.

         (b)    Reports on Form 8-K

        A Form 8-K filed on May 31, 2000 contained a transcript of the Company's regularly scheduled quarterly conference call with financial analysts and other interested parties discussing the Company's 3rd quarter financial results.



                                                  SHOP AT HOME, INC. AND SUBSIDIARIES

                                                              SCHEDULE II

                                                   VALUATION AND QUALIFYING ACCOUNTS

                                               YEARS ENDED JUNE 30, 2000, 1999, AND 1998

                                                        (Thousands of Dollars)

                                          Balance at            Charged to                                     Balance
                                          beginning             Returns and                                    at end
                                           of year              Allowances               Deductions   (1)      of year

Year ended June 30, 2000
     estimated credits
          due to customers                    $  3,069              $  60,792               $  61,150            $ 2,711

Year ended June 30, 1999
     estimated credits
          due to customers                    $  3,987              $  32,610               $  33,528            $ 3,069

Year ended June 30, 1998
     estimated credits
          due to customers                    $  3,121              $  28,363               $  27,497            $ 3,987


(1) Merchandise returned

                                          Balance at                                                            Balance
                                          beginning              Additional                                      at end
                                           of year               provisions          Reduction                  of year

Year ended June 30, 2000
     Accounts receivable
          Reserves                             $   543              $   1,816                 $   764            $ 1,595

Year ended June 30, 1999
     Accounts receivable
          Reserves                             $   535               $    561                 $   553             $  543

Year ended June 30, 1998
     Accounts receivable
          Reserves                             $    59               $    476 (2)             $     -             $  535

(2) net of $288 charged to goodwill as a result of adjustment to originally recorded purchase transaction.


Year ended June 30, 2000
     Inventory reserves                       $   304               $    855                 $   490              $  669

Year ended June 30, 1999
     Inventory reserves                       $    21               $    602                 $   319              $  304

Year ended June 30, 1998
     Inventory reserves                       $   698               $     78                 $   755              $   21

INDEX TO EXHIBITS

Exhibit
No.               Description

3(i).4 Restated Charter, recorded August 13, 1999, filed as Exhibit 3(i).4 to the Annual Report on Form 10-K, filed on August 31, 1999, and incorporated herein by this reference.

3(i).5 Articles of Amendment to the Restated Charter, recorded April 13, 200, filed as Exhibit 3.3 to the Registration Statement on Form S-3, filed on July 26, 2000, and incorporated herein by this reference.

3(i).6 Articles of Amendment to the Restated Charter, recorded June 30, 2000, filed as Exhibit 3.1 to the Current Report on
                  Form 8-K, filed on July 5, 2000, and incorporated herein by reference.

3(ii).1 Restated Bylaws, adopted July 21, 1999, filed as Exhibit 3(ii).1 to the Annual Report on Form 10-K, filed on August 31, 1999, and incorporated herein by this reference.

4.4               Specimen of Preferred Stock  certificate,  filed as Exhibit
                  4.9 to Amendment No. 1 to the Registration Statement on Form S-4, filed on January20,1995,and incorporated herein by this reference.

4.6 Form of Trust Indenture with PNC Bank, N.A., as Trustee, with regard to the 11% Secured Notes due 2005, containing a specimen of the Note, filed as Exhibit 4.6 to Amendment No. 2 to the Registration Statement on Form S-1, filed on March 21, 1998, and incorporated herein by this reference.

4.7 Form of Security and Pledge Agreement, filed as Exhibit 4.7 to Amendment No. 2 to the Registration Statement on Form S-1, filed on March 21,1998,and incorporated herein by this reference.

4.8 Form of Warrant, filed as Exhibit 4.2 to the Current Report on Form 8-K, filed on July 5, 2000, and incorporated herein by this reference.

10.1 Company's Omnibus Stock Option Plan, filed as Exhibit 10.3 to the Annual Report on Form 10-K, for the fiscal year ended June 30,1992, and incorporated herein by this reference.

10.4 Form of Transponder Use Agreement dated April 1, 1993 between the Company and B & P The Space Connection, filed as
                  Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by this reference.

10.5 Transponder Use Agreement dated June 6, 1994, between the Company and Broadcast International, Inc., filed as
                  Exhibit 10.5 to the Registration Statement on Form S-4, filed on December 28, 1994, and incorporated herein by this reference.

10.6 Form of Transponder Lease Agreement dated December 21, 1994, between the Company and Broadcast International, Inc., filed as Exhibit 10.7 to the Registration Statement on Form S-4, filed on December 28, 1994, and incorporated herein by this reference.

10.7 Stock and Warrant Purchase Agreement dated June 9, 1993, between the Company, SAH Holdings, L.P., and Global Network Television, Inc., filed as Exhibit B to the Statement on
                  Schedule 13D of SAH Holdings, L.P., filed on June 18, 1993, and incorporated herein by this reference.

10.8 First Amendment to Stock and Warrant Purchase Agreement dated July 12, 1993, between the Company, SAH Holdings, L.P., and Global Network Television, Inc., filed as Exhibit E to the Statement on Schedule 13D of SAH Holdings, L.P., filed on July 27, 1993, and incorporated herein by this reference.

10.11 Form of Warrant to Purchase Shares dated September 7, 1993, between the Company and SAH Holdings, L.P., filed as Exhibit A to the Current Report on Form 8-K, filed on September 17, 1993, and incorporated herein by this reference.

10.12 Form of Option Agreement for options issued to employees, executive officers and others, filed as Exhibit 10.13 to the Registration Statement on Form S-4, filed on December 28, 1994, and incorporated herein by this reference.

10.32 Lease Agreement dated December 28, 1993, by and between H & C Communications, Inc. and Broadcast, Cable and Satellite Technologies, Inc., filed as Exhibit 10.16 to the Current Report on Form 8-K, filed on December 20, 1994, and incorporated herein by this reference.

10.33 Agreement dated as of December 17, 1993, by and between Blue Ridge Tower Corporation and Broadcast, Cable and Satellite Technologies, Inc., filed as Exhibit 10.17 to the Current Report on Form 8-K, filed on December 20, 1994, and incorporated herein by this reference.

10.34 Amendment to Agreement dated December 17, 1993, by and between Blue Ridge Tower Corporation and Broadcast, Cable and Satellite Technologies, Inc., filed as Exhibit 10.18 to the Current Report on Form 8-K, filed on December 20, 1994, and incorporated herein by this reference.

10.43 Employment Agreement between Kent E. Lillie and the Company dated July 1, 1997, filed as Exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1997, filed on September 29, 1997, and incorporated herein by this reference.

10.49 Amendment No.1 to Company's Omnibus Stock Option Plan filed as Appendix A to the Company's Proxy Statement on
                  Schedule 14A for the fiscal year ended June 30, 1996, filed on November 18, 1996, and incorporated herein by this reference.

10.50 Form of options issued to directors dated June 19, 1997, filed as Exhibit 10.50 to the Registration Statement on Form S-1, filed on January 14, 1998, and incorporated herein by this reference.

10.51 Form of Transponder Use Agreement dated June 25, 1995, between the Company and B&P The SpaceConnection, filed as
                  Exhibit 10.51 to the Registration Statement on Form S-1, filed on January 14, 1998, and incorporated herein by this reference.

10.52 Asset Purchase Agreement between Shop At Home, Inc., and Paxson Communications regarding WBPT(TV), Bridgeport, Connecticut, dated February 26, 1999, filed as Exhibi
                  10.46 to the Current Report on Form 10-Q/A, filed May 14, 1999, and incorporated herein by this reference.

10.53 1999 Employee Stock Option Plan, filed as Exhibit 10.53 to the Annual Report on Form 10-K, filed August 31, 1999, and incorporated herein by this reference.

10.54 Employment Agreement with Kent E. Lillie and Shop At Home, Inc. dated January 27, 1999, filed as Exhibit 10.54 to the Annual Report on Form 10-K/A, filed on October 28, 1999, and incorporated herein by this reference.

10.55 Employment Agreement with Arthur D. Tek and Shop At Home, Inc. dated February 25, 1999, filed as Exhibit 10.55 to the Annual Report on Form 10-K/A, filed on October 28, 1999, and incorporated herein by this reference.

10.56 Lease Agreement with InSouth Bank dated September 1, 1999, filed as Exhibit 10.56 to the Annual Report on Form
                  10-K/A, filed on October 28, 1999, and incorporated herein by this reference.

10.57 Registration Rights Agreement, between the Company and certain investors, dated June 30, 2000, and filed as Exhibit
                  10.1 to the Current Report on Form 8-K, filed on July 5, 2000, and incorporated herein by this reference.

10.58 Securities Purchase Agreement, between the Company and certain investors, dated June 30, 2000, and filed as Exhibit
                  10.2 to the Current Report on Form 8-K, filed on July 5, 2000, and incorporated herein by this reference.

10.59 Revolving Credit Agreement between the Company and Union Bank of California, N.A. dated December 15, 1999, and filed as
                  Exhibit 10.3 to the current report on Form 8-K, filed on July 5, 2000 and incorporated by this reference.

10.60* First Amendment to the Revolving Credit Agreement, dated August 31, 2000, between the Company and Union Bank of California, N.A.

11 Schedule of Computation of Net Income Per Share (in Note 12 to Consolidated Financial Statements of the Company for the period ended June 30, 2000, included herein).

21*               Subsidiaries of the Company.

27*               Financial Data Schedule. (For SEC Use Only)

* Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOP AT HOME, INC.



By:         /s/  Kent E. Lillie             Date:   08/30/00
         Kent E. Lillie
         President and Chief Executive Officer
         (Principal Executive Officer)


By:        /s/  Arthur D. Tek               Date:   08/30/00
         Arthur D. Tek
         Executive Vice President and
         Chief Financial Officer


By:        /s/  R. Steven Chadwell          Date:    08/30/00
         R. Steven Chadwell
         Vice President Finance
         (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities on the dates indicated.



By:        /s/  J.D. Clinton                Date:    08/30/00
         J.D. Clinton, Director


By:        /s/  A.E. Jolley                 Date:    08/30/00
         A.E. Jolley, Director


By:        /s/  Joseph I. Overholt          Date:    08/30/00
         Joseph I. Overholt, Director


By:        /s/  Daniel J. Sullivan          Date:    08/30/00
         Daniel J. Sullivan, Director


By:        /s/  Frank A. Woods              Date:    08/30/00
         Frank A. Woods, Director

By:         /s/  Kent E. Lillie             Date:   08/30/00
         Kent E. Lillie, Director

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

Exhibit 60

                                 FIRST AMENDMENT

                  FIRST AMENDMENT AND WAIVER, dated as of August 31, 2000, to the Revolving Credit Agreement, dated as of December 15, 1999 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among Shop At Home, Inc., a Tennessee corporation (the "Borrower"), the lenders from time to time parties thereto (the Lenders") and Union Bank of California, N.A., as administrative agent (in such capacity, the Administrative Agent"); and

                  FIRST AMENDMENT, dated as of August 31, 2000, to the Guarantee and Collateral Agreement, dated as of December 15, 1999 (as amended, supplemented or otherwise modified from time to time, the "Guarantee and Collateral Agreement"), made by the Borrower and certain of its Subsidiaries in favor of the Administrative Agent.

                  This First Amendment ad Waiver to the Credit Agreement and First Amendment to the Guarantee and Collateral Agreement is referred to herein as the "Amendment".

                              W I T N E S S E T H :

                  WHEREAS, the Borrower,  the   Lenders  and  the Administrative
Agent are parties to the Credit Agreement;

                  WHEREAS,  the  Borrower and certain of its  Subsidiaries  have
executed  and  delivered  the   Guarantee  and   Collateral   Agreement  to  the
Administrative Agent for the benefit of the Lenders;

                  WHEREAS, the Borrower has requested that the Administrative Agent and the Lenders agree to amend certain provisions of the Credit Agreement and the Guarantee and Collateral Agreement, as more fully described herein; and

                  WHEREAS, the Administrative Agent and the Lenders are willing to amend such provisions of the Credit Agreement and the Guarantee and Collateral Agreement, but only upon the terms and subject to the conditions set forth herein;

                  NOW THEREFORE, in consideration of the premises contained herein, the parties hereto hereby agree as follows:

Defined Terms. Unless otherwise defined herein, capitalized terms which are used herein shall have the meanings assigned thereto in the Credit Agreement.

Amendments to Section 1.1 (Defined Terms) of the Credit  Agreement.  (a) Section
1.1 of the Credit Agreement is hereby amended by adding at the end of the table contained in the definition of "Applicable Margin" the following:

         provided that, on and as of October 31, 2000, each of the rates per annum set forth in the table above shall be increased by 0.25% and, provided further that, on and as of December 31, 2000, each of the rates per annum set forth in the table above shall be increased by an additional 0.25%.

                  (b) Section 1.1 of the Credit Agreement is hereby further amended by deleting the definition of "Termination Date" in its entirety and substituting the following new definition in lieu thereof:
                  "Termination Date":  July 1, 2001.

                  (c) Section 1.1 of the Credit Agreement is hereby further amended by adding thereto the following new definitions in the appropriate alphabetical order:

                  "Cash Collateral Account": an account established at the office of Union Bank of California, N.A., Domestic Customer Service, at 445 South Figueroa Street, Los Angeles, California 90071, designated "UBOC--Shop At Home".

                  "Cumulative Interest Deposits": as of any date of determination, an amount equal to (x) the sum of (i) deposits made by the Borrower pursuant to Section 5.12 into the Cash Collateral Account, plus (ii) interest earned on all amounts in the Cash Collateral Account from the First Amendment Effective Date through such date of determination, less (y) any amounts applied against scheduled interest payments pursuant to Section 2.9 hereof.

                  "Estimated Rate": at any date of determination, a percentage equal to a rate per annum of 7.7%, plus the then
         Applicable Margin for ABR Loans or Eurodollar Loans as applicable.

                  "First Amendment Effective Date": as defined in the First Amendment, dated as of August 31, 2000, to this Agreement.

Amendment to Section 2.3 (Scheduled Commitment Reductions) of the Credit Agreement. Section 2.3 of the Credit Agreement is hereby amended by deleting the table contained in such Section in its entirety and inserting the following new table in lieu thereof:

                  Commitment Reduction Date     Commitment Reduction
                     December 31, 2000                $2,000,000
                     March 31, 2001                   $4,000,000
                     July 1, 2001                     $8,000,000

Amendment to Section 2.6 (Mandatory Prepayments and Commitment Reductions) of the Credit Agreement. Section 2.6(c) of the Credit Agreement is hereby amended by deleting such Section in its entirety and substituting the following in lieu thereof:

                  (c) If any amounts held in escrow under the Escrow Agreement and the Acquisition Agreement shall be returned to the Borrower, the first $1,500,000 of such amounts shall be applied on the date recovered by the Borrower toward the prepayment of the Total Extensions of Credit as set forth in Section 2.6(e).

Amendment to Section 5  (Affirmative  Covenants)  of the Credit  Agreement.  (a)
Section 5.2(b) of the Credit Agreement is hereby amended by deleting  subsection
(ii)(x) of such Section and substituting the following in lieu thereof:

         (ii) in the case of monthly financial statements beginning with the period ending on September 30, 2000 and in the case of quarterly or annual financial statements, (x) a Compliance Certificate containing all information and calculations necessary for determining compliance by the Borrower and its Subsidiaries with the provisions of this Agreement referred to therein as of the last day of the month, fiscal quarter or fiscal year of the Borrower, as the case may be, and

                  (b) Section 5 of the Credit Agreement is hereby further amended by adding at the end of such Section the following new Sections:

                  5.12 Interest Reserve. (a) Deposit, on or prior to the First Amendment Effective Date, into the Cash Collateral Account, an amount which is equal to the aggregate amount of the Commitments in effect on such date multiplied by the Estimated Rate multiplied by the number of days during the period from the First Amendment Effective Date to December 31, 2000 divided by 360.

                  (b) Deposit, on or prior to December 31, 2000, into the Cash Collateral Account an amount which, when added to the Cumulative Interest Deposits as of such date, is equal to the aggregate amount of the Commitments in effect on such date multiplied by the Estimated Rate multiplied by 6/12.

Amendment to Section 6 (Negative Covenants) of the Credit Agreement. (a) Section 6.1(a) of the Credit Agreement is hereby amended by deleting such Section in its entirety and substituting the following in lieu thereof:

                  (a) Covenants Prior to Achievement of Positive Consolidated Internet EBITDA. (i) (A) (x) Permit Consolidated Core EBITDA as at the last day of any period of four consecutive fiscal quarters of the Borrower ending with any fiscal quarter set forth below to be less than the amount set forth below opposite such fiscal quarter or (y) permit Consolidated Internet EBITDA as at the last day of any period of four consecutive fiscal quarters of the Borrower ending with any fiscal quarter set forth below to be less than the amount set forth below opposite such fiscal quarter and (B) permit Consolidated EBITDA as at the last day of any four consecutive fiscal quarters of the Borrower ending with any fiscal quarter set forth below to be less than the amount set forth below opposite such fiscal quarter:

                                                                       Maximum Consolidated

                   December 31, 1999                      $8,350,000            ($2,350,000)              $6,675,000
                   March 31, 2000                        $10,400,000           ($10,100,000)              $2,100,000
                   June 30, 2000                         $15,500,000           ($15,100,000)              $3,715,000
                   September 30, 2000                   ($2,250,000)            ($7,600,000)            ($9,850,000)
                   December 31, 2000                    ($1,400,000)            ($8,500,000)            ($9,850,000)
                   March 31, 2001                         $3,300,000            ($7,700,000)            ($4,500,000)
                   June 30, 2001                         $16,200,000            ($6,100,000)             $10,100,000

                  (ii) (A) (x) Permit Consolidated Core EBITDA for any month of the Borrower ending with any date set forth below to be less than the amount set forth below opposite such date or (y) permit Consolidated Internet EBITDA for any month of the Borrower ending with any date set forth below to be less than the amount set forth below opposite such date and (B) permit Consolidated EBITDA for any month of the Borrower ending with any date set forth below to be less than the amount set forth below opposite such date:

                                                                        Maximum Consolidated

                   September 30, 2000                     ($170,000)              ($546,000)              ($714,000)
                   October 31, 2000                         $625,000              ($539,000)                $226,000
                   November 31, 2000                      $1,278,000              ($494,000)                $913,000
                   December 31, 1999                      $2,538,000              ($380,000)              $2,258,000
                   January 31, 2001                       $2,041,000              ($708,000)              $1,518,000
                   February 28, 2001                      $1,954,000              ($518,000)              $1,571,000
                   March 31, 2001                         $2,252,000              ($552,000)              $1,844,000
                   April 30, 2001                         $2,091,000              ($523,000)              $1,704,000
                   May 31, 2001                           $2,173,000              ($490,000)              $1,811,000
                   June 30, 2001                          $2,760,000              ($442,000)              $2,433,000

                  (b) Section 6.1(c)(i) of the Credit Agreement is hereby amended by deleting such Section in its entirety and substituting the following in lieu thereof:

                  (i) Make or commit to make any Capital Expenditure, except Capital Expenditures of the Borrower and its Subsidiaries (A) in the amount of $10,500,000 in the nine-month period ending June 30, 2000 and
         (B) in the amount of $3,100,000 in the fiscal year ending June 30, 2001.

                  (c) Section 6 of the Credit Agreement is hereby amended by adding at the end of such Section the following new Section:

                  6.15 Minimum Cash Balance. Permit at any time the aggregate amount on deposit in all bank accounts maintained by the Borrower and its Subsidiaries with the Administrative Agent to be less than $2,000,000.

Amendment to Schedule 1.1 (Commitments and Notice Address) of the Credit Agreement. Schedule 1.1 to the Credit Agreement is hereby amended by deleting such Schedule in its entirety and substituting the Schedule 1.1 attached hereto as Exhibit A in lieu thereof.

Waivers. The Lenders hereby waive the violations of (a) Sections 6.1(a) and 6.1(c)(i) of the Credit Agreement that occurred as of June 30, 2000 and (b)
Section 2.6(a) of the Credit Agreement by reason of the failure of the Borrower to apply 100% of the Net Cash Proceeds of the issuance of its Series B Preferred Stock in accordance with the requirements of such Section.

Amendment to Section 8.6 (Set-Off) of the Guarantee  and  Collateral  Agreement.
Section 8.6 of the Guarantee and Collateral Agreement is hereby amended by deleting in the first sentence of such Section the phrase "while an Event of Default shall have occurred and be continuing" and inserting in lieu thereof the following: "in the event the Borrower fails to make any payment when due and payable by the Borrower under the Credit Agreement (whether at the stated maturity date, by acceleration or otherwise)".

Conditions to Effectiveness. (a) This Amendment shall become effective on the date upon which the following conditions precedent shall have been satisfied (the "First Amendment Effective Date"):

                  (i) the Administrative Agent shall have received counterparts of this Amendment, executed and delivered by a duly authorized officer of the Borrower, each Guarantor, the Administrative Agent and the Lenders;

                  (ii) the Administrative Agent shall have received counterparts of the Cash Collateral Agreement attached hereto as Exhibit B, executed and delivered by a duly authorized officer of the Borrower and the Administrative Agent;

                  (iii) the Administrative Agent shall have received $6,000,000 from the Borrower, which amount shall be applied toward prepayment of the principal amount of the Loans then outstanding; and

                  (iv) the Borrower shall have deposited in the Cash Collateral Account the amount required by Section 5.12(a) to be deposited therein.

                  (b) This Amendment shall terminate and no longer have any force or effect unless on or before the date which is five days after the First Amendment Effective Date, the Administrative Agent shall have received evidence in form and substance satisfactory to it that the Borrower has transferred a minimum amount of $11,000,000 in cash to bank accounts maintained by the Borrower with the Administrative Agent.

Representations and Warranties. The Borrower hereby represents and warrants to the Administrative Agent and the Required Lenders that the representations and warranties set forth in the Loan Documents are true and correct in all material respects on and as of the First Amendment Effective Date (after giving effect hereto) as if made on and as of the First Amendment Effective Date (except where such representations and warranties expressly relate to an earlier date, in which case such representations and warranties were true and correct in all material respects as of such earlier date); provided that each reference to the Credit Agreement therein shall be deemed to be a reference to the Credit Agreement after giving effect to this Amendment. The Borrower represents and warrants that, as of the date hereof, no Default or Event of Default has occurred and is continuing.

Continuing Effect of Loan Documents. This Amendment shall not constitute a waiver or amendment of any other provision of the Credit Agreement or any other Loan Document not expressly referred to herein and shall not be construed as a waiver or consent to any further or future action on the part of the Borrower that would require a waiver or consent of the Administrative Agent or the Lenders. Except as expressly amended hereby, the provisions of the Credit Agreement and the other Loan Documents are and shall remain in full force and effect.

Payment of Expenses. The Borrower and the Guarantors agree, jointly and severally, to pay or reimburse the Administrative Agent for all of its reasonable out-of-pocket costs and expenses incurred in connection with the development, preparation and execution of this Amendment and any other documents prepared in connection herewith, and the consummation and administration of the transactions contemplated hereby, including, without limitation, the reasonable fees and disbursements of counsel to the Administrative Agent.

Counterparts. This Amendment may be executed by the parties hereto in any number of counterparts (including by facsimile transmission), and all of such counterparts taken together shall be deemed to constitute one and the same instrument.

GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.


                  [Remainder of Page Intentionally Left Blank]

                  IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed and delivered by their respective duly authorized officers as of the date first above written.


                                                     SHOP AT HOME, INC.


                                                     By:   /s/   Arthur D. Tek
                             Name: Arthur D. Tek
                             Title: E.V.P. & C.F.O.


                         UNION BANK OF CALIFORNIA, N.A., as Administrative Agent


                                                     By:      /s/   Craig Cappai
                              Name: Craig Cappai
                                Title: Asst. V.P.


Each of the undersigned Guarantors
hereby consents to the foregoing
Amendment:


SHOP AT HOME, INC.


By:      /s/   Arthur D. Tek
   Name: Arthur D. Tek
   Title:         E.V.P. & C.F.O.


SAH-HOUSTON CORPORATION


By:      /s/   George J. Phillips
   Name: George J. Phillips
   Title:         Secretary

SAH-HOUSTON LICENSE CORP.


By:      /s/   George J. Phillips
   Name: George J. Phillips
   Title:         Secretary


COLLECTOR'S EDGE OF TENNESSEE, INC.


By:      /s/   George J. Phillips
   Name: George J. Phillips
   Title:         Secretary


SAH-NORTHEAST CORPORATION


By:      /s/   George J. Phillips
   Name: George J. Phillips
   Title:         Secretary


SAH-BOSTON LICENSE CORP.


By:      /s/   George J. Phillips
   Name: George J. Phillips
   Title:         Secretary


SAH-NEW YORK LICENSE CORP.


By:      /s/   George J. Phillips
   Name: George J. Phillips
   Title:         Secretary

EXHIBIT A

  Schedule 1.1


                         COMMITMENTS AND NOTICE ADDRESS


1.       Name of Lender:            Union Bank of California, N.A.

         Notice Address:            445 S. Figueroa Street, 16th Floor
                                            Los Angeles, California  90071

         Attention:                         Craig Cappai

         Telephone:                         (213) 236-7517

         Facsimile:                         (213) 236-5747

2.       Commitment:                        $14,000,000

 EXHIBIT B

                            CASH COLLATERAL AGREEMENT

                  CASH COLLATERAL AGREEMENT dated as of August 31, 2000 (the "Agreement"), between Shop At Home, Inc., a Tennessee corporation (the "Borrower"), and Union Bank of California, N.A., as Administrative Agent (in such capacity, the "Administrative Agent") for the Lenders parties to the Credit Agreement, dated as of December 15, 1999 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among the Borrower, the Administrative Agent and such Lenders.

                                                         W I T N E S S E T H:

                  WHEREAS, the Borrower, the Lenders and the Administrative Agent are parties to the Credit Agreement;

                  WHEREAS, the Borrower, the Lenders and the Administrative Agent have entered into the First Amendment and Waiver, dated as of the date hereof, to the Credit Agreement and the First Amendment, dated as of the date hereof, to the Guarantee and Collateral Agreement (the "First Amendment"); and

                  WHEREAS, it is a condition precedent to the effectiveness of the First Amendment that the Borrower shall have executed and delivered to the Administrative Agent this Agreement;

                  NOW, THEREFORE, in consideration of the premises contained herein and to induce the Administrative Agent and the Lenders to enter into the First Amendment, the Borrower hereby agrees with the Administrative Agent for the benefit of the Lenders as follows:

                  1. Defined Terms. (a) Unless otherwise defined herein, terms defined in the Credit Agreement and used herein shall have the meanings given to them in the Credit Agreement.

                  (b) The following terms shall have the following meanings:

                  "Agreement": this Cash Collateral Agreement, as the same may be amended, modified or otherwise supplemented from time to time.

                  "Cash Collateral":  the collective reference to:

                           (i)  all  cash,  instruments,  securities  and  funds
deposited from time to time in the Cash Collateral Account;

                           (ii) all  investments of funds in the Cash Collateral
                  Account and all instruments and securities evidencing such investments; and

                           (iii) all  interest,  dividends,  cash,  instruments,
                  securities and other property received in respect of, or as proceeds of, or in substitution or exchange for, any of the foregoing.

                  "Cash Collateral Account": an account established at the office of Union Bank of California, N.A., Domestic Customer Service, at 445 South Figueroa Street, Los Angeles, California 90071, designated "UBOC--Shop At Home".

                  "Cash Equivalents": (a) marketable direct obligations issued by, or unconditionally guaranteed by, the United States Government or issued by any agency thereof and backed by the full faith and credit of the United States, in each case maturing within one year from the date of acquisition; (b) certificates of deposit, time deposits, eurodollar time deposits or overnight bank deposits having maturities of six months or less from the date of acquisition issued by any Lender or by any commercial bank organized under the laws of the United States or any state thereof having combined capital and surplus of not less than $500,000; or (c) commercial paper of an issuer rated at least A-1 by Standard & Poor's Ratings Services or P-1 by Moody's Investors Service, Inc.

                  "Code": the Uniform Commercial Code from time to time in effect in the State of New York.

                  "Collateral": the collective reference to the Cash Collateral and the Cash Collateral Account.

                  (c) The words "hereof," "herein" and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and section and paragraph references are to this Agreement unless otherwise specified.

                  (d) The meanings given to terms defined herein shall be equally applicable to both the singular and plural forms of such terms.

                  2. Grant of Security Interest. As collateral security for the prompt and complete payment and performance when due (whether at the stated maturity, by acceleration or otherwise) of the Obligations, the Borrower hereby grants to the Agent for the benefit of the Lenders a security interest in the Collateral.

                  3. Maintenance of Cash Collateral Account. (a) The Cash Collateral Account shall be maintained until the Obligations have been paid and performed in full and the Commitments are terminated.

                  (b) The Collateral shall be subject to the exclusive dominion and control of the Administrative Agent, which shall hold the Cash Collateral and administer the Cash Collateral Account subject to the terms and conditions of this Agreement. The Borrower shall have no right of withdrawal from the Cash Collateral Account or any other right or power with respect to the Collateral, except as expressly provided herein.

                  4. Deposit of Funds. The Borrower shall deposit the amounts required to be deposited into the Cash Collateral Account pursuant to Section
5.12 of the Credit Agreement on the dates specified therein.

                  5. Representation and Warranty. The Borrower represents and warrants to the Administrative Agent that this Agreement creates in favor of the Administrative Agent a perfected, first priority security interest in the Collateral, enforceable in accordance with its terms, except as affected by bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and other similar laws relating to or affecting creditors' rights generally, general equitable principles (whether considered in a proceeding in equity or at law) and an implied covenant of good faith and fair dealing.

                  6. Covenants. The Borrower covenants and agrees with the Administrative Agent that:

                  (a) The Borrower will not (i) sell, assign, transfer, exchange, or otherwise dispose of, or grant any option with respect to, the Collateral, or (ii) create, incur or permit to exist any Lien or option in favor of, or any claim of any Person with respect to, any of the Collateral, or any interest therein, except for the security interest created by this Agreement.

                  (b) The Borrower will maintain the security interest created by this Agreement as a first, perfected security interest and defend the right, title and interest of the Administrative Agent and the Lenders in and to the Collateral against the claims and demands of all Persons whomsoever. At any time and from time to time, upon the written request of the Administrative Agent, and at the sole expense of the Borrower, the Borrower will promptly and duly execute and deliver such further instruments and documents and take such further actions as the Administrative Agent reasonably may request for the purposes of obtaining or preserving the full benefits of this Agreement and of the rights and powers herein granted, including, without limitation, of financing statements under the Code.

                  7. Investment of Cash Collateral. (a) Subject to the provisions of Subsection 7(b), collected funds on deposit in the Cash Collateral Account shall be invested by the Administrative Agent from time to time in Cash Equivalents; provided, however, that so long as no Default or Event of Default shall have occurred and be continuing, the Administrative Agent shall make such investments at the direction of the Borrower. All investments shall be made in the name of the Administrative Agent or a nominee of the Administrative Agent and in a manner, determined by the Administrative Agent in its sole discretion, that preserves the Administrative Agent's perfected, first priority security interest in such investments.

                  (b) The Administrative Agent shall have no obligation to invest collected funds during the first night after their collection.

                  (c) The Administrative Agent shall have no responsibility to the Borrower for any loss or liability arising in respect of such investments of the Cash Collateral (including, without limitation, as a result of the liquidation of any thereof before maturity), except to the extent that such loss or liability arises from the Administrative Agent's gross negligence or willful misconduct.

                  (d) The Borrower will pay or reimburse the Administrative Agent for any and all costs, expenses and liabilities of the Administrative Agent incurred in connection with this Agreement, the reasonable maintenance and operation of the Cash Collateral Account and the investment of the Cash Collateral, including, without limitation, any investment, brokerage or placement commissions and fees incurred by the Administrative Agent in connection with the investment or reinvestment of Cash Collateral, which prior to the occurrence and continuance of a Default or Event of Default shall be agreed to by the Borrower and the Administrative Agent.

                  8. Release of Cash Collateral. Cash Collateral shall be released by the Administrative Agent to pay to the Lenders scheduled payments of principal, fees and interest under Sections 2.3, 2.4 and 2.9 of the Credit Agreement at any time such amounts are due and payable thereunder.

                  9 Remedies. (a) Upon the occurrence of an Event of Default and upon any amount becoming due and payable by the Borrower under the Credit Agreement (whether at the stated maturity, by acceleration or otherwise), the Administrative Agent may, without notice of any kind, except for notices required by law which may not be waived, apply the Collateral, after deducting all reasonable costs and expenses of every kind incurred in respect thereof or incidental to the care or safekeeping of any of the Collateral or in any way relating to the Collateral or the rights of the Administrative Agent and the Lenders hereunder, including, without limitation, reasonable attorneys' fees and disbursements of counsel to the Administrative Agent, to the payment in whole or in part of the Obligations, in such order as the Administrative Agent in its sole discretion may elect, and only after such application and after the payment by the Administrative Agent of any other amount required by any provision of law, including, without limitation, Section 9-504(1)(c) of the Code, need the Administrative Agent account for the surplus, if any, to the Borrower. In addition to the rights, powers and remedies granted to it under this Agreement and in any other agreement securing, evidencing or relating to the Obligations, the Administrative Agent shall have all the rights, powers and remedies available at law, including, without limitation, the rights and remedies of a secured party under the Code. To the extent permitted by law, the Borrower waives presentment, demand, protest and all notices of any kind and all claims, damages and demands it may acquire against the Administrative Agent or any Lender arising out of the exercise by them of any rights hereunder.

                  (b) The Borrower shall remain liable for any deficiency if the proceeds of any sale or other disposition of the Collateral are insufficient to pay the Obligations and the fees and disbursements of any attorneys employed by the Administrative Agent or any Lender to collect such deficiency.

                  10 Administrative Agent's Appointment as Attorney-in-Fact. (a) The Borrower hereby irrevocably constitutes and appoints the Administrative Agent and any officer or agent of the Administrative Agent, with full power of substitution, as its true and lawful attorney-in-fact with full irrevocable power and authority in the place and stead of the Borrower and in the name of the Borrower or in the Administrative Agent's own name, from time to time in the Administrative Agent's discretion, for the purpose of carrying out the terms of this Agreement, to take any and all appropriate action and to execute any and all documents and instruments which may be necessary or desirable to accomplish the purposes of this Agreement, including, without limitation, any financing statements, endorsements, assignments or other instruments of transfer.

                  (b) The Borrower hereby ratifies all that said attorneys shall lawfully do or cause to be done pursuant to the power of attorney granted in Subsection 10(a). All powers, authorizations and agencies contained in this Agreement are coupled with an interest and are irrevocable until this Agreement is terminated and the security interests created hereby are released.

                  11. Duty of Administrative Agent. The Administrative Agent's sole duty with respect to the custody, safekeeping and physical preservation of the Collateral in its possession, under Section 9-207 of the Code or otherwise, shall be to comply with the specific duties and responsibilities set forth herein. The powers conferred on the Administrative Agent in this Agreement are solely for the protection of the Administrative Agent's and the Lenders' interests in the Collateral and shall not impose any duty upon the
Administrative Agent or any Lender to exercise any such powers. Neither the Administrative Agent nor any Lender nor its or their directors, officers, employees or agents shall be liable for any action lawfully taken or omitted to be taken by any of them under or in connection with the Collateral or this Agreement, except for its or their gross negligence or willful misconduct.

                  12. Execution of Financing Statements. Pursuant to Section 9-402 of the Code, the Borrower authorizes the Administrative Agent to file financing statements with respect to the Collateral without the signature of the Borrower in such form and in such filing offices as the Administrative Agent reasonably determines appropriate to perfect the security interests of the Administrative Agent under this Agreement. A carbon, photographic or other reproduction of this Agreement shall be sufficient as a financing statement for filing in any jurisdiction.

                  13. Authority of Administrative Agent. The Borrower acknowledges that the rights and responsibilities of the Administrative Agent under this Agreement with respect to any action taken by the Administrative Agent or the exercise or non-exercise by the Administrative Agent of any option, right, request, judgment or other right or remedy provided for herein or resulting or arising out of this Agreement shall, as between the Administrative Agent and the Lenders, be governed by the Credit Agreement and by such other agreements with respect thereto as may exist from time to time among them, but, as between the Administrative Agent and the Borrower, the Administrative Agent shall be conclusively presumed to be acting as agent for the Lenders with full and valid authority so to act or refrain from acting, and the Borrower shall not be under any obligation, or entitlement, to make any inquiry respecting such authority.

                  14. Notices. All notices, requests and demands to or upon the Administrative Agent or the Borrower to be effective shall be provided in accordance with Section 8.2 of the Credit Agreement.

                  15. Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

                  16. Amendments in Writing; No Waiver; Cumulative Remedies. (a) None of the terms or provisions of this Agreement may be waived, amended, supplemented or otherwise modified except by a written instrument executed by the Borrower and the Administrative Agent, provided that any provision of this Agreement may be waived by the Administrative Agent and the Lenders in a letter or agreement executed by the Administrative Agent.

                  (b) Neither the Administrative Agent nor any Lender shall by any act (except by a written instrument pursuant to Subsection 6(a) hereof), delay, indulgence, omission or otherwise be deemed to have waived any right or remedy hereunder or to have acquiesced in any Default or Event of Default or in any breach of any of the terms and conditions hereof. No failure to exercise, nor any delay in exercising, on the part of the Administrative Agent or any Lender, any right, power or privilege hereunder shall operate as a waiver thereof. No single or partial exercise of any right, power or privilege hereunder shall preclude any other or further exercise thereof or the exercise of any other right, power or privilege. A waiver by the Administrative Agent or any Lender of any right or remedy hereunder on any one occasion shall not be construed as a bar to any right or remedy which the Administrative Agent or such Lender would otherwise have on any future occasion.

                  (c) The rights and remedies herein provided are cumulative, may be exercised singly or concurrently and are not exclusive of any other rights or remedies provided by law.

                  17. Section Headings. The section headings used in this Agreement are for convenience of reference only and are not to affect the construction hereof or be taken into consideration in the interpretation hereof.

                  18. Successors and Assigns. This Agreement shall be binding upon the successors and assigns of the Borrower and shall inure to the benefit of the Administrative Agent and the Lenders and their successors and assigns.

                  19. GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.


                  [Remainder of Page Intentionally Left Blank]

                  IN WITNESS WHEREOF, the Borrower and the Administrative Agent have caused this Cash Collateral Agreement to be duly executed and delivered as of the date first above written.


                                                     SHOP AT HOME, INC.


                                                     By:    /s/    Arthur D. Tek
                              Name: Arthur D. Tek
                               Title: E.V.P. & C.F.O.


                        UNION BANK OF CALIFORNIA, N.A., as Administrative Agent


                                                     By:    /s/    Craig Cappai
                              Name: Craig Cappai
                                Title: Asst. V.P.