Form 10-Q
period 2000-09-30
SHOP AT HOME INC /TN/
filed 2000-11-14
CIK 810029

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


      For the Quarter Ended                   Commission File Number
        September 30, 2000                           0-25596


                               SHOP AT HOME, INC.
             (Exact name of registrant as specified in its charter)


        TENNESSEE                                         62-1282758
  State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                     Identification No.)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock $.0025 par value                          34,326,552
       (Title of class)                         Shares outstanding at
                                                     November 9, 2000)





                       SHOP AT HOME, INC. AND SUBSIDIARIES
                                      Index
                 Three Months Ended September 30, 2000 and 1999
--------------------------------------------------------------------------





Part     I        FINANCIAL INFORMATION


         Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets                             3

         Condensed Consolidated Statements of Operations                   4

         Condensed Consolidated Statements of  Cash Flows                  5-6

         Notes to Condensed Consolidated Financial Statements              7-9


         Item 2 -  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         10-14

         Item 3 -  Quantitative  and  Qualitative  Disclosure
                     About  Market Risk                                    14-15

Part     II       OTHER INFORMATION

         Item 1 - Legal Proceedings                                        16

         Item 2 - Changes in Securities                                    16

         Item 3 - Defaults upon Senior Securities                          16

         Item 4 - Submission of Matters to a Vote of Security Holders      16

         Item 6 - Exhibits and Reports on Form 8-K                         16-17

               Exhibit 10.1 Asset Purchasing Agreement for the sale of KZJL-TV (Houston, Texas) to Liberman Broadcasting Company, dated November 10, 2000

               Exhibit 27    Financial Data Schedule (For SEC use only)









                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)

                                                                                    September 30,                     June 30,
                                                                                        2000                           2000
                                                                                      (Unaudited)

Cash and cash equivalents                                                               $12,215                       $27,515
Restricted cash                                                                           5,410                         5,058
Accounts receivable - net                                                                11,487                        15,892
Inventories - net                                                                        13,726                        15,828
Prepaid expenses                                                                          1,048                         1,214
Deferred tax assets                                                                       2,175                         1,825
Total current assets                                                                 __________                      ________
                                                                                         46,061                        67,332

Related party - note receivable, net of discounts of $56 and
  $64, September 30, 2000 and june 30, 2000, respectively                                   711                           703
Property & equipment - net                                                               47,024                        48,812
Deferred tax asset                                                                       12,275                         8,128
FCC  and NFL Licenses - net                                                              95,969                        96,615
Goodwill, net                                                                             2,161                         2,202
Other assets                                                                              3,340                         3,502
                                                                                     __________                      ________
Total assets                                                                           $207,541                      $227,294
                                                                                     ==========                      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                   $26,304                       $32,215
Current portion - capital leases and long term debt                                         795                        12,775
Deferred revenue                                                                            483                           478
                                                                                     __________                      ________
Total current liabilities                                                                27,582                        45,468
Long-term debt                                                                           90,114                        84,336
Redeemable preferred stock:
Series A:
Redeemable at $10 per share,
$10 par value, 1,000,000 shares authorized;
92,732 and 92,032 shares issued and outstanding at
September 30, 2000 and June 30, 1999, respectively                                          941                           941
Series B:
$10,000 stated value, 2,000 shares authorized;
2,000 issued and outstanding on September 30, 2000
and June 30, 2000, respectively; redeemable as discussed
in the June 30, 2000 Annual Report                                                       12,462                        11,563
Stockholders' equity:
Common stock - $.0025 par value, 100,000,000
shares authorized; September 30, 2000 & June 30, 2000 and
31,266,787 and 31,264,772 shares issued at September 30, 2000
and June 30, 2000, respectively                                                              78                            78
Additional paid in capital                                                              105,274                       106,482
Accumulated deficit                                                                    (28,910)                      (21,574)
                                                                                     __________                      ________
Total liabilities and stockholders' equity                                             $207,541                      $227,294
                                                                                     ==========                      ========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                             (Thousands of Dollars)

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                         2000                                   1999
                                                                     (Unaudited)                             (Unaudited)

Net revenues                                                                 $39,565                                $45,282
Operating expenses:
Cost of goods sold (excluding items
listed below)
Salaries and wages                                                             4,792                                  2,695
Transponder and affiliate charges                                              8,464                                  7,893
Other general operating and
administrative expenses                                                        6,005                                  4,174
Depreciation and amortization                                                  2,965                                  1,411
                                                                          __________                               ________
Total operating expenses                                                      48,860                                 44,621
                                                                          __________                               ________
Income/(Loss) from operations                                                (9,295)                                    661

Interest income                                                                  265                                    304
Interest expense                                                             (2,807)                                (2,280)
Other income/(expense)                                                             4                                     30
                                                                          __________                               ________
Loss before income taxes                                                    (11,833)                                (1,285)

Income tax benefit                                                           (4,497)                                  (495)
                                                                         __________                                ________
Net loss                                                                    $(7,336)                                 $(790)
                                                                         ==========                                ========
Basic loss per share                                                         $(0.24)                                $(0.03)
                                                                         ==========                                ========
Diluted loss per share                                                       $(0.24)                                $(0.03)
                                                                         ==========                                ========













          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2000 and 1999
                             (Thousands of Dollars)
                                                                                      2000                        1999
                                                                                  (Unaudited)                 (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                                                 $(7,336)                      $(790)
Non-cash expenses/(income) included in net loss:
Depreciation and amortization                                                               2,965                       1,411
Gain on disposal of assets                                                                   (19)                           -
Deferred tax benefit                                                                      (4,497)                       (495)
Deferred interest                                                                             135                        (10)
Provision for bad debt                                                                        107                          47
Provision for inventory obsolescence                                                          533                           -
Changes in current and non-current items:
Accounts receivable                                                                         4,298                     (1,069)
Inventories                                                                                 1,569                     (1,869)
Prepaid expenses and other assets                                                             166                       (147)
Accounts payable and accrued expenses                                                     (6,197)                         604
Deferred revenue                                                                                5                         235
                                                                                       __________                    ________
Net cash used by operations                                                               (8,271)                     (2,083)
                                                                                       ==========                    ========
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                                                                       (430)                     (6,576)
Deposits                                                                                     (50)                           -
Net change in restricted cash                                                               (353)                         552
Other assets                                                                                    -                        (80)
                                                                                       __________                    ________
Net cash used in investing activities                                                       (833)                     (6,105)
                                                                                       ==========                    ========
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of debt and capitalized leases                                                 (6,202)                    (20,041)
Exercise of stock options and warrants                                                          6                         162
Proceeds from stock offering                                                                    -                      44,293
Payment of stock issuance costs                                                                 -                       (757)
                                                                                       __________                    ________
Net cash provided (used) by financing activities                                          (6,196)                      23,657
                                                                                       ==========                    ========
NET INCREASE/(DECREASE) IN CASH                                                          (15,300)                      15,469

Cash beginning of period                                                                   27,515                       7,066
                                                                                       __________                    ________
Cash end of period                                                                        $12,215                     $22,535

                                                                                       ==========                    ========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                       SHOP AT HOME, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                 Three Months Ended September 30, 2000 and 1999
                             (Thousands of Dollars)

                                                                            2000                                1999
                                                                         (Unaudited)                         (Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                                           $      586                    $     80
                                                                                 ==========                    ========
SCHEDULE OF NONCASH FINANCING ACTIVITIES

Accrued preferred stock dividends                                                $      313                    $      3
                                                                                 ==========                    ========
Reversal of conversion of preferred stock into shares of
Common stock                                                                     $        -                    $    318
                                                                                 ==========                    ========
Income tax benefit from exercise of stock options                                $        -                    $    159
                                                                                 ==========                    ========

























          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2000 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All dollar values have been expressed in thousands (000s) unless otherwise noted except for per share data. The financial information included herein is unaudited for the quarter ended September 30, 2000 and 1999; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company, necessary for a fair presentation of financial condition and results of operations of the interim periods. The condensed consolidated balance sheet data for the fiscal year ended June 30, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accounting policies followed by the Company are set forth in the Company's financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Certain  amounts  in  the  prior  periods'  condensed   consolidated   financial
statements have been reclassified for comparative purposes to conform to the current year presentation.

NOTE 2 -- INVENTORY

        The components of inventory at September 30, 2000 and June 30, 2000 are as follows:


                                                                     September 30,             June 30,
                                                                         2000                    2000
                                                                         ----                    ----

           Products purchased for resale                                  $10,946               $ 12,688
           Finished goods (Collector's Edge)                                2,964                  2,909
           Work in progress (Collector's Edge)                            $ 1,018               $    900
                                                                       __________               ________
                                                                           14,928                 16,497
           Valuation allowance                                             (1,202)                  (669)
                                                                       __________               ________
           Total                                                          $13,726               $ 15,828
                                                                       ==========               ========

NOTE 3 - REVOLVING CREDIT AGREEMENT

On December 15, 1999, the Company obtained a $20.0 million revolving line of credit from a commercial bank, of which $14.0 million was outstanding as of September 30, 2000. As of September 30, 2000, the Company was in default under certain financial performance covenants of the bank facility. On October 30, 2000, the Company borrowed $20.0 million under a new bank facility from a different financial institution. At the same time the Company paid in full and terminated its existing bank facility (see Form 8-K filed October 31, 2000), thus curing the defaults. The new facility matures on November 2, 2001. No principal payments are due before then except as required as certain assets are sold. The facility requires that interest be paid at least quarterly at a variable rate (11.625% currently) based on LIBOR or prime rate. The facility contains covenants restricting the sale of assets, mergers and investments and requiring that cash on hand exceed $5.0 million at all times.

NOTE 4 - NET LOSS PER SHARE

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Dilutive securities are represented by options, warrants and convertible preferred stock outstanding and are not included in the computation for loss periods because they would be antidilutive.

The following table sets forth for the periods indicated the calculation of net loss per share:


                                                                       Three Months Ended
                                                            2000                              1999

Numerator:
Net loss                                                     $  (7,336)                         $   (790)
Preferred stock dividends                                         (313)                               (3)
                                                             __________                          ________
Numerator for basic loss per share
Available to common stockholders                             $  (7,649)                         $   (793)
                                                             ==========                          ========
Denominator:
Denominator for basic earnings per share-
Weighted-average shares                                         31,265                            29,959
                                                             ==========                          ========
Basic  and diluted loss per share                            $   (0.24)                         $  (0.03)
                                                             ==========                          ========

Options and warrants to purchase common shares and convertible preferred stock were excluded from the above computations in loss years because their inclusion would be anti-dilutive. These amounts are as follows:


a)       Employee stock options and warrants                    5,277                              5,055
b)       Convertible preferred stock                            8,464                                114
         114

NOTE 5 - SEGMENT DISCLOSURE

The Company operates principally in three segments: Network, collectibles.comsm and Collector's Edge. The Network segment consists of home shopping, which primarily includes the sale of merchandise on television. The collectibles.comsm segment, which became operational November 12, 1999, consists of the Company's website, which specializes in the sale of collectible merchandise over the Internet. The Collector's Edge segment includes the operations of Collector's Edge of Tennessee, Inc., which sells sports trading cards primarily to unaffiliated customers. The Company operates almost exclusively in the United States.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.


                              INDUSTRY SEGMENT DATA

                                                                             Three Months Ended September 30,
                                                                             2000                                       1999
                                                                             ----                                       ----
Revenues:
Network                                                                   $   34,872                                 $ 43,221
collectibles.comsm                                                             4,239                                        -
Collector's Edge                                                               1,270                                    2,061
Intersegment Sales                                                             (816)                                        -
                                                                          __________                                 ________
                                                                          $   39,565                                 $ 45,282
                                                                          ==========                                 ========
Income (loss) from operations:
Network                                                                   $  (6,896)                                 $    978
collectibles.comsm                                                           (1,757)                                    (327)
Collector's Edge                                                               (642)                                       10
                                                                          __________                                 ________
                                                                          $  (9,295)                                 $    661
                                                                          ==========                                 ========
Depreciation and amortization:
Network                                                                   $    2,563                                 $  1,210
collectibles.comsm                                                               353                                       17
Collector's Edge                                                                  49                                      184
                                                                          __________                                 ________
                                                                          $    2,965                                 $  1,411
                                                                          ==========                                 ========
Income (loss) before taxes:
Network                                                                   $  (9,434)                                 $  (956)
collectibles.comsm                                                           (1,757)                                    (327)
Collector's Edge                                                               (642)                                      (2)
                                                                          __________                                 ________
                                                                          $ (11,833)                                 $(1,285)
                                                                          ==========                                 ========

                                                                  September 30, 2000                               June 30, 2000
Assets:
Network                                                                   $  192,889                                 $211,433
collectibles.comsm                                                             9,152                                    8,331
Collector's Edge                                                               6,650                                    8,830
Intersegment eliminations                                                    (1,150)                                  (1,300)
                                                                          __________                                 ________
                                                                          $  207,541                                 $227,294
                                                                          ==========                                 ========

Note:  Intersegment sales are at a transfer price reflecting market value.

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

         Approximately 86.6% of the Company's revenues for the quarter ended September 30, 2000 were derived from the sale of products on the television network, 10.7% were from collectibles.com and the remaining 2.7% were from Collector's Edge. The Company's products include sports collectibles and sports related products, memorabilia and other signed and autographed merchandise, electronic equipment, coins and currency, cutlery and knives, jewelry and gemstones. Beginning in 1997, the Company has also received revenues from sales by its subsidiary, Collector's Edge. This subsidiary sells sports trading cards under licenses from National Football League Properties, Inc. and National Football League Players, Incorporated. The Company launched its website, collectibles.com, on November 12, 1999. Since its launch, collectibles.com has had $8.9 million dollars in net sales through September 30, 2000.

         As of September 30, 2000, the Company's programming was viewable during all or part of each day by approximately 59.5 million cable and DBS households, of which approximately 13.5 million households received the programming on essentially a full-time basis (20 or more hours per day) and the remaining 46.0 million households received it on a part-time basis. To measure performance in a manner that reflects both the growth of the Company and the nature of its access to part-time households, the Company uses a household full-time equivalent method to measure the reach of its programming which accounts for both the quantity and quality of time available to it. To derive this full-time equivalent household base ("FTE Household"), the Company has developed a methodology to assign a relative value of each hour of the day to its overall sales, which is based on sales in markets where the programming is carried on a full-time basis. Each hour of the day has a value based on historical sales. FTE Households have grown to 25.0 million at September 30, 2000 from 21.4 million at September 30, 1999. The Company believes that the change in the number of FTE Households provides a consistent measure of its growth and applies this methodology to all affiliates. Accordingly, the Company uses the revenue per average FTE Household as a measure of pricing new affiliate contracts and estimating their anticipated revenue performance.

         Principal elements in the Company's cost structure are (a) cost of goods sold, (b) transponder and affiliate costs and (c) salaries and wages. The Company's cost of goods sold is a direct result of both the product mix and its ability to negotiate favorable prices from its vendors. Transponder and affiliate costs include expenses related to carriage under affiliation and transponder agreements. Salaries and wages have increased with the Company's increased revenues and the addition of staff to support its growth. Since June 30, 2000, however, the Company has implemented an expense reduction plan affecting each of its principal cost categories (See "Business Strategy").

Business Strategy

         Because of disappointing results reported for the fiscal year ended June 30, 2000, the Company implemented a comprehensive turnaround plan which was outlined in the Annual Report on Form 10-K filed for that period. The ongoing plan included cost reductions as well as revenue improvement initiatives. Significant cost reductions have already been achieved in salaries through headcount reductions, in affiliate charges by canceling or lowering the payments related to unprofitable carriage agreements, in shipping costs by eliminating handling fees paid to the Company's merchandise vendors and in other operating expenses by renegotiating major contracts such as for long-distance telephone service and computer software maintenance. Some revenue improvements have also been achieved by reducing credit card fraud, returning to predictable product scheduling by daypart and successfully launching a significant database marketing program. Also, subsequent to the end of the September 30, 2000 quarter, the Company introduced a private label credit card program which has been well received by customers. The Company has not yet, however, satisfactorily reduced returns of merchandise or lowered price points to attract a larger customer base, and is therefore continuing to refine its merchandising mix to achieve these goals.

Overview of Results of Operations

         The following table sets forth for the periods indicated the percentage relationship to net revenues of certain items included in the Company's Statements of Operations:


                                                                               Three Months Ended
                                                                           2000               1999
                                                                           ----               ----

Net revenues                                                              100.0 %            100.0 %
Cost of goods sold (excluding items listed below)                          67.3               62.8
Salaries and wages                                                         12.1                5.9
Transponder and affiliate charges                                          21.4               17.4
Other general operating and administrative expenses                        15.2                9.2
Depreciation and amortization                                               7.5                3.1
Interest income                                                           (0.7)              (0.7)
Interest expense                                                            7.1                5.0
Other (income) expense                                                        -                0.1
Loss before income taxes                                                 (29.9)              (2.8)
Income tax benefit                                                       (11.4)              (1.1)
Net loss                                                                 (18.5)              (1.7)

Three months ended September 30, 2000 vs. three months ended September 30, 1999

         Net Revenues. The Company's net revenues for the quarter ended September 30, 2000, were $39.6 million, a decrease of 12.6% from $45.3 million for the same quarter in 1999. The decrease in net revenue is a direct result of increased sales returns and chargebacks. Returns for the first quarter increased from $10.0 million or 18.2% of sales last year to $15.5 million or 27.6% of sales this year. Chargebacks increased from $0.4 million or 0.7% of sales last year to $1.3 million or 2.4% of sales this year. The Network accounted for 86.6% of total net revenues on an average of 25.0 million FTE Cable Households in the quarter ended September 30, 2000 compared to an average of 20.1 million FTE Cable Households in the 1999 quarter, representing a 29.9% increase. collectibles.com represented 10.7% of the Company's total net revenues or $4.2 million. The remaining 2.7% of revenues resulted from approximately $1.1 million in revenue from Collector's Edge, a decrease of $1.0 million or 47.7% from the 1999 period. The decrease in Collector's Edge's revenue was due to a higher level of competition in the football card market.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and inbound freight. For the quarter ended September 30, 2000, the cost of goods sold rose as a percentage of net revenues to 67.1% from 62.8% in the comparable 1999 period. The cost of goods were $26.5 million for the quarter ended September 30, 2000 compared to $28.4 million for the quarter ended September 30, 1999. The cost of goods for the Network was 64.5% or $22.5 million for the quarter ended September 30, 2000 compared to 62.6% or $27.5 million for the quarter ended September 30, 1999. The cost of goods for collectibles.com was 67.4% or $2.9 million with no comparable cost in September 1999. However, the cost of goods was 117.9% or $1.3 million for Collector's Edge as of September 30, 2000 due to inventory liquidation and poor product performance, compared to 67.7% or $1.4 million for the quarter ended September 30, 1999. Margins for the Network and collectibles.com were also negatively impacted by an increase in credit card chargebacks from $0.4 million in the quarter ended September 30, 1999 to $1.3 million for the quarter ended September 30, 2000.

         Salaries and Wages. Salaries and wages for the quarter ended September 30, 2000 were $4.8 million, an increase of $2.1 million over the comparable 1999 quarter. After adding back $0.4 million in salaries capitalized in the first quarter last year as part of the development of the enterprise wide computer system, this increase would be reduced to $1.7 million. Salaries and wages, as a percent of revenues, increased to 12.1% in the 2000 period compared to 6.0% in the 1999 period (6.9% after adding back capitalized salaries). The increase in salaries is due to the full effect of the startup of collectibles.com and the addition of information systems staff required to support the Company's new enterprise wide computer system.

         Transponder and Affiliate Charges. Transponder, and affiliate charges for the quarter ended September 30, 2000 were $8.5 million, an increase of $0.6 million or 7.7% over the comparable 1999 quarter. During the same period, FTE Cable Households grew 23.9%. The affiliate carriage cost component of this expense category increased as a percentage of revenues to 20.1% from 16.3%.

         Other General Operating and Administrative Expenses. Other general, operating and administrative expenses for the quarter ended September 30, 2000 were $6.0 million, an increase of $1.8 million or 43.8% over the comparable 1999 quarter. This increase was comprised of primarily expenses relating to collectibles.comsm, including advertising expenses of $1.3 million associated with the continued revenue growth of collectibles.com.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended September 30, 2000 was $3.0 million, an increase of $1.6 million or 110.1% over the comparable 1999 quarter, due to the installation of the enterprise wide information system and the launch of collectibles.com.

         Interest. Interest expense of $2.6 million increased by $295 or 13.0% over the comparable period in 1999. The increase is primarily due to interest associated with the bank facility.

         Liquidity and Capital Resources

         As of September 30, 2000, the Company had total current assets of $46.1 million and total current liabilities of $27.6 million, resulting in a positive working capital position of $18.5 million. This represents a $3.4 million decrease in the working capital position at June 30, 2000. The major components of the decrease were:

         The Company used $6.0 million to reduce its Senior Credit Facility. The Company also used $6.2 million to reduce accounts payable.

         During the quarter ended September 30, 2000, the Company used approximately $8.3 million for operations. The major components of this net use were the loss of $7.3 million, which included non-cash items of a $4.5 million increase in net deferred tax assets, offset by $3.0 million in depreciation and amortization and a $5.9 million reduction in receivables and inventory.

         The Company used approximately $0.8 million for investing activities. Approximately $0.4 million was used to acquire new equipment. Additionally, the Company recorded a deposit and made transfers of unrestricted cash toward future interest payments which increased restricted cash.

         Approximately 90% of Shop At Home's receipts are customer credit card charges. During the quarter ended September 30, 2000, the Company provided "stretch pay" terms for 46.8% of its revenues. "Stretch pay" terms allow the customer to pay for the Company's merchandise in two or three monthly credit card installments. The Company has implemented a private label credit card program funded by a financial institution to significantly reduce its stretch pay receivables and bad debt.

         As discussed in Note 3 to the Financial Statements, the Company borrowed $20.0 million on October 30, 2000 under a new bank facility, thus providing additional working capital and extending the maturity of its bank debt.

         The Company is highly leveraged. Although the Company believes that it has sufficient working capital, when combined with anticipated positive cash flow from operations during fiscal 2001, to meet its current debt obligations and capital equipment needs, management will seek to repay or refinance the $20.0 million bank facility on a more favorable basis in terms of maturity and cost. In addition, the Company will evaluate new sources of equity and continue to consider strategic alternatives for its station assets as well as the entity as a whole.

Series B Preferred Stock

         On September 21, 2000, the Company amended its Series B Preferred Stock agreements to provide that the holders would convert $5.0 million into common stock by October 31, 2000 and convert another $5.0 million between November 1 and December 31, 2000. The holders agreed to waive until December 31, 2000 their rights regarding their ability to convert all Series B Preferred Stock based on the price of the Company's common stock dropping below certain levels for specified periods of time. The waiver was contingent upon the Company's obtaining by October 31, 2000 a $20.0 million bank facility meeting certain interest amortization and covenant criteria. The Company successfully complied with this requirement (See Liquidity and Capital Resources). The holders have, to date, converted $5.0 of the Series B Preferred Stock into 3,059,765 shares of the Company's common stock.

Recent Developments:
                       Disposition of Television Stations

         On November 10, 2000, the Company entered into a definitive agreement with Liberman Broadcasting Company for the sale of the Company's Houston television station, KZJL, Channel 61, for a cash purchase price of $57 million. In addition, the Company will have the right to receive 50% of the net proceeds of any payment made in the future to the purchaser to move the station to a new channel in order to permit an early migration from the 700 Mhz spectrum. The closing of the sale is subject to FCC approval and other standard contractual conditions. The Company is obligated to use the proceeds to repay the $20 million bank facility. The Company plans to consider its options with regard to the use of the remaining proceeds, including the repurchase of a portion of its Senior Secured Notes Due 2005 and redemption of its Series B Convertible Preferred Stock.

         The Company announced on September 22, 2000, that it had entered into a Letter Agreement with Azteca America to sell the assets of WSAH, Bridgeport, Connecticut, for a cash purchase price of $37.5 million. Azteca America has, however, defaulted on a provision in the Letter Agreement calling for the execution of a definitive agreement by a stated deadline. The Company does not anticipate that a final agreement will be reached with the purchaser, and, as a result, the Company has requested that the $0.5 million escrow deposit paid by the purchaser be forfeited and paid to the Company. At this time, the escrow deposit has not been paid to the Company.

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

         The Company is not exposed to market risk through changes in interest rates on the Notes because the debt is at a fixed rate. The Company is exposed to market risk through changes in interest rates on its $20.0 million line of credit which could be effected with changes in the prime rate or LIBOR Rate.

         Most of the Company's products are shipped directly to its customers by its vendors or can be returned by the Company to its vendors. The Company therefore maintains a retail inventory that is relatively small in relationship to its sales, reducing its exposure to changes in market conditions for its products. The Company's products are purchased domestically, and, as a consequence, there is no foreign currency exchange risk.

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

                          PART II -- OTHER INFORMATION



Item 1.  Legal Proceedings

         The Company has been named in a lawsuit filed in New York State alleging that the Company engaged in deceptive advertising concerning the sale of Pokemon trading cards. The plaintiff asked that it be granted class action status on behalf of all other New York residents. The Company strenuously objects to the allegations and intends to fully defend this action. The Company believes that because it has advertising injury insurance and indemnifications from its vendors that this lawsuit is not likely to have a material adverse effect on the Company.




Item 2.          Changes In Securities.
                 None




Item 3.          Defaults Upon Senior Securities.
                 None




Item 4.          Submission Of Matters To A Vote Of Security Holders.
                 None




Item 6.          Reports On Form 8-K.
                 Form 8-K Reports

                 The Company filed four reports on Form 8-K during the quarter ending September 30, 2000, reporting the following:

                 Form 8-K filed July 5, 2000, reporting that on June 30, 2000, the Company issued 2,000 shares of its Series B Convertible Preferred Stock and related Warrants in a private placement to institutional investors.

                 Form 8-K filed  September 1, 2000,  reporting that on September
1, 2000, the Company held an "Internet Chat" on its Internet site, collectibles.com, to discuss the Company's fiscal 2000 financial results, and containing a transcript of the chat.

                 Form 8-K filed September 6, 2000, reporting that on September 1, 2000, the Company held a conference call with certain financial analysts to announce and discuss the Company's financial results for its fiscal year ending June 30, 2000, and containing a transcript of the call.

                 Form 8-K filed September 22, 2000, reporting that the Company had entered into amendment with the holders of its Series B Convertible Stock and related Warrants agreeing to certain changes and additional terms and provisions relating thereto. The Company also reported that it had signed a Letter Agreement to sell television station WSAH in Bridgeport, Connecticut.




                 Exhibits

                    Exhibit 10.1 Asset Purchase Agreement for the sale of KZJL-TV (Houston, Texas) to Liberman Broadcasting Company, dated November 10, 2000.
                    Exhibit 27    Financial Data Schedule (For SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 /s/   Kent E. Lillie
Kent E. Lillie, President


Date:               11/13/00


 /s/  Arthur Tek
Arthur Tek, Executive VP & Chief Financial Officer


Date:               11/13/00

Exhibit 10.1

                            ASSET PURCHASE AGREEMENT


                  THIS ASSET PURCHASE AGREEMENT is made and entered into this 10th day of November, 2000, by and among Shop At Home, Inc., a Tennessee corporation ("SAH Parent"), SAH - Houston Corporation, a Tennessee corporation ("SAH Sub"), and SAH-Houston License Corp., a Tennessee corporation ("SAH License Sub"), on the one hand, and LBI Holdings II, Inc., a California corporation ("LBI Holdings"), Liberman Television of Houston, Inc., a California corporation ("LBI"), and KZJL License Corp., a California corporation ("LBI Sub"), on the other. SAH Parent, SAH Sub and SAH License Sub are referred to collectively as "Seller," and LBI and LBI Sub are referred to collectively as "Buyer."

                              W I T N E S S E T H:

                  WHEREAS, Seller owns certain assets used or held for use in connection with the operation of television station KZJL-TV, licensee of Channel 61, Houston, Texas and in connection with the proposed construction and operation of digital station KZJL-DT, Channel 44, also Houston, Texas (collectively, the "Station") and Seller desires to sell and assign to Buyer the Station and related assets, and the licenses, permits and other authorizations issued by the Federal Communications Commission (the "FCC" or "Commission") for or in connection with the operation of the Station, including any and all pending applications or requests therefor (the "FCC Licenses"); and

                  WHEREAS, LBI Sub desires to acquire the FCC Licenses and LBI desires to acquire from Seller all the other assets relating to the Station; and

                  WHEREAS, the FCC Licenses may not be assigned to LBI Sub without the prior written consent of the Commission.

                  NOW, THEREFORE, in consideration of the mutual promises and covenants herein contained, the Parties, intending to be legally bound, agree as follows:

ARTICLE I
                                   DEFINITIONS

1.1 Definitions. Unless otherwise stated in this Agreement, the following terms shall have the following meanings:

                  "Agreement" means this Asset Purchase Agreement, and references to "Articles," "Sections," "Schedules" and "Exhibits" are to the Articles and Sections of this Agreement and to the Schedules and Exhibits attached hereto.

                  "Assignment Application" means the FCC Form 314 Application which Seller and Buyer filed with the Commission on October 20, 2000 requesting the Commission's written consent to the assignment of the FCC Licenses from Seller to LBI Sub.

                  "Assumed  Contracts"  means only (i) those Contracts listed on
                  Schedule I and (ii) those Contracts entered into by Seller in the ordinary course of business between the date hereof and the Closing Date which LBI specifically agrees in writing to assume.

                  "Buyer" has the meaning set forth in the first paragraph of this Agreement.

                  "Buyer's Relocation Profit Notice" has the meaning set forth in Section 7.7.3.1.

                  "Challenge  Notice"  has  the   meaning  set forth  in Section
                  7.7.3.3.

                  "Closing Date" means 10:00 a.m. on the third business day following (i) the day on which the Commission publishes notice of its written consent to the Assignment Application (including, without limitation, by the Mass Media Bureau by delegated authority), or (ii) if LBI advises Seller that its lending sources have requested a later date, the day on which the Commission's consent to the Assignment Application has become a Final Order, or (iii) such other time mutually agreed to in writing by the Parties.

                  "Closing Place" means the offices of O'Melveny & Myers LLP, 400 South Hope Street, 15th Floor, Los Angeles, California 90071, or such other place mutually agreed to in writing by the Parties.

                  "Code" means the Internal Revenue Code of 1986, as amended.

                  "Commission" has the meaning set forth in the recitals hereto.

                  "Communications Act" means the Communications Act of 1934, as amended, or any successor statute or statutes thereto, and all rules, regulations, written policies, orders and decisions of the FCC thereunder, in each case as from time to time in effect.

                  "Damages" means any and all claims, demands, liabilities, obligations, actions suits, proceedings, losses, damages, costs, expenses, assessments, judgments, recoveries and deficiencies, including interest, penalties and reasonable attorneys' fees, of every kind and description, contingent or otherwise.

                  "Diminution Amount" has the meaning set forth in Section
                  7.7.2.

                  "Encumbrance" means any option, pledge, security interest, lien, charge, mortgage, claim, debt, liability, obligation, encumbrance or restriction (whether on voting, sale, transfer or disposition), whether imposed by agreement, understanding, law, rule or regulation, and, with respect to real property assets, including the Transmitter Building and Tower, means any leases, licenses or other occupancy agreements relating thereto or covering any portion thereof.

                  "Escrow Agent" means Union Bank of California, N.A.

                  "Escrow Agreement" means the Escrow Agreement dated October 11, 2000 executed by the Escrow Agent, LBI Holdings and Seller, as amended.

                  "Escrow Deposit" has the meaning set forth in Section 3.3.

                  "Excluded Assets" has the meaning set forth in Section 2.2.1.

                  "Fair Market Value" means, with respect to the relevant property at any time, the value which an arms length buyer would pay a willing seller under no compulsion to sell for such property at such time, as determined in accordance with
                  Section 7.7 (and, as used in connection with a Replacement Analog Station and Replaced Analog Station, to be measured without taking into consideration the occurrence of the Relocation as more particularly set forth in Section 7.7) and each of the definitions set forth below for the Fair Market Value of the Replaced Analog Station and the Fair Market Value of the Replacement Analog Station, respectively. In determining Fair Market Value of a Replaced Analog Station or a Fair Market Value of a Replacement Analog Station, each of the following shall also be taken into account: (i) regulatory considerations, (ii) the size and demographics of the audience reached, (iii) comparable sales in the Houston DMA and the U.S. market for commercial television stations, the state of the station's technical facilities (including maintenance costs, necessary enhancements to technical facilities) including the station's transmitting facilities and facilities used for delivery of programming.

                  "Fair Market Value of the Replaced Analog Station" shall mean the Fair Market Value of the Replaced Analog Station based upon the station allotment and all assets and properties real and personal, including, without limitation, all licenses, permits and ancillary rights in all buildings, towers and other structure located at tower sites, and all equipment used and useful in operating the Replaced Analog Station. In the case of a Voluntary Relocation, such analysis shall not include, but in the case of a Specified Involuntary Relocation such analysis shall include, the enterprise value of the Replaced Analog Station based upon its current operating characteristics, including but not limited to network affiliation, programming characteristics, profitability, demographics of audience, goodwill resulting from past operations of the station, current and near term attractiveness of the Replaced Analog Station as an operating entity to one or more market participants, ethnicity of audience, available revenue streams including station sales, existence of retransmission consent agreements, and the like.

                  "Fair Market Value of the Replacement Analog Station" shall mean the Fair Market Value of the Replacement Analog Station based upon the station allotment and all assets and properties real and personal, including without limitation all licenses, permits and ancillary rights in all buildings, towers and other structures located at tower sites, all equipment used and useful in operating the Replacement Analog Station. Such analysis shall not include the enterprise value of the Replacement Analog Station based upon its current operating characteristics, if any, including but not limited to network affiliation, programming characteristics, profitability, demographics of audience, goodwill resulting from past operations of the Replacement Analog Station, current and near term attractiveness of the Replacement Analog Station as an operating entity to one or more market participants, ethnicity of audience, available revenue streams including station sales, existence of retransmission consent agreements, and the like.

                  "FCC" has the meaning set forth in the recitals hereto.

                  "FCC Licenses" has the meaning set forth in the recitals hereto.

                  "Final Order" means action by the Commission, granting its consent to the Assignment Application, which has not been stayed and is no longer subject to administrative or judicial stay, appeal, review, reconsideration or rehearing within applicable administrative or judicial time limits.

                  "Final Proposal" has the meaning set forth in Section
                  7.7.3.7.5.

                  "Hazardous Substance" has the meaning set forth in Section
                  4.12.

                  "Houston DMA" means the Houston Designated Market Area, as determined from time to time by Nielsen Media Research.

                  "HSRA" means the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and the regulations thereunder, as in effect from time to time.

                  "Indemnified Party" and "Indemnifying Party" have the meanings set forth in Section 10.3.

                  "Intellectual Property" has the meaning set forth in Section 4.14.1.

                  "LBI," "LBI Holdings" and "LBI Sub" have the meanings set forth in the first paragraph of this Agreement.

                  "Mandated Relocation Date" means the earlier of (i) December 31, 2006, which is the currently scheduled end of the transition period from analog to digital television or (ii) any earlier date prescribed by the FCC or under the Communications Act as the end of such transition period (other than if such transition period is ended as a result of a Specified Involuntary Relocation).

                  "Non-cash Consideration" means any non-cash consideration (other than the Replacement Analog Station and/or any
                  Replacement Digital Station) received by Buyer (or its successor or assign) in connection with a Relocation so long as the value of such non-cash consideration is readily determinable, readily divisible and readily distributable to third parties upon receipt thereof by Buyer (or its successor or assign).

                  "Party" means any of SAH Parent, SAH Sub, SAH License Sub, LBI Holdings, LBI or LBI Sub, as the context requires, and the term "Parties" mean all such entities; provided, however, that Seller, on the one hand, and LBI Holdings and Buyer, on the other, shall each be considered a single Party for purposes of
                  Section 10.3.

                  "Permits" means the licenses, permits, approvals, authorizations, consents, and orders of any federal, state or local governmental authority held by a Seller in connection with the operation of the Station (including the FCC Licenses) and all pending requests and applications therefor, all of which are listed on Schedule II.

                  "Proceeds" has the meaning set forth in Section 7.5.1.

                  "Purchased Assets" means all the assets to be conveyed to Buyer by Seller pursuant to the terms of this Agreement.

                  "Purchase Price" has the meaning set forth in Section 3.1.

                  "Reasonably Acceptable Substitute Station" means, with respect to a Replacement Analog Station or Replacement Digital Station when used in determining whether a Specified Involuntary Relocation has occurred, a television station providing service to the Houston DMA (i) which shall be on a frequency between channels 2 and 58, (ii) for which the Station's Required Property Rights are adequate or for which substantially similar Required Property Rights are reasonably available to Buyer (or its successor or assign) and (iii) the operation of which (as compared to the operation of the
                  Replaced Station) could not reasonably be expected to (individually or in the aggregate) adversely affect Buyer's (or its successor's or assign's) television operations in the Houston DMA based upon various factors, including, without limitation: (A) the failure to replicate the coverage area of the Replaced Station as determined using the methodology outlined in the FCC's OET Bulletin 69, (B) the failure to provide service to an audience with substantially the same demographics (including, without limitation, ethnic, economic and purchasing habit factors) as was served by the Replaced Station, (C) the failure to have an antenna with substantially similar height above average terrain as the Replaced Station's antenna, (D) the failure to operate with an effective radiated power substantially similar to the Replaced Station's effective radiated power, (E) the location of the Replacement Station's analog transmitter and/or digital transmitter, as applicable, at a site which is more than five kilometers from the Station's current transmitter site, (F) the Replacement Station not having substantially the same cable carriage as the Replaced Station at the time of the Specified Involuntary Relocation, (G) the financial impairment to Buyer (or its successor or assign) resulting from the costs or diminishment of audience as a result of the transition of operations to the Replacement Station (including, without limitation, due to off-air time or the requirement to operate at less than full power), (H) any detriment suffered by Buyer (or its successor or assign) if the Station's digital television allotment is changed in connection with such Specified Involuntary Relocation and (I) such other factors that Buyer (or its successor or assign) determines in its sole but reasonable discretion will affect Buyer's (or its successor's or assign's) ability to operate the Replacement Station in a manner that is substantially similar to the manner in which the Replaced Station was operated.

                  "Reduction" has the meaning set forth in the definition of the term Relocation Tax Benefit.

                  "Refund" has the meaning set forth in the definition of the term Relocation Tax Benefit.

                  "Relocation" has the meaning set forth in Section 7.7.1.3.

                  "Relocation  Consideration"  means the sum of (i) any cash and
                  (ii) the Fair Market Value of any Non-cash Consideration, in each case as received by Buyer (or its successor or assign) in connection with a Relocation.

                  "Relocation Expenses" means all reasonable costs (as determined by Buyer (or its successor or assign) in its sole but reasonable discretion) in any way associated with a Relocation including, without limitation, (i) transaction expenses (including professional advisor's or broker's fees and costs and financing and related fees, commissions and expenses, including lender waiver fees), (ii) engineering, construction, equipment and moving costs, (iii) marketing costs, (iv) the value of any estimated future increases in expenses in operating the Replacement Station due to a Relocation (including, without limitation, any increase in lease payments or utility payments) (v) any estimated increased costs if the transmitters and studios, respectively, for the analog and digital stations are not located at a single site following the Relocation, (vi) the estimated aggregate amount of all obligations of Buyer (or its successor or its assign) after the Relocation under leases with respect to which it is the lessee immediately prior to a Relocation,
                  (vii) any penalties or liabilities incurred (or estimated to be incurred) by Buyer (or its success or assign) under contracts which cannot be terminated by Buyer (or its successor or assign) prior to a Relocation but which cannot be performed or are no longer necessary (in the sole but reasonable discretion of Buyer (or its successor or assign)) by Buyer (or its successor or assign) following the Relocation, (viii) the aggregate amount of revenues (net of agency commissions) and the value of any market position foregone by Buyer (or its successor or its assign) due to "off air" time or if the Replaced Station and/or the Replacement Station is not capable of operating at its maximum effective radiated power as specified in the FCC licenses or, if applicable, construction permits for the Replaced Station and/or Replacement Station for any period of time, (ix) costs incurred in replacing business supplies and other materials with supplies and materials reflecting the frequency and address of the Replacement Station, (x) costs incurred in seeking governmental consents and permits required as part of the Relocation, (xi) costs incurred in seeking FCC consent to move the Replaced Station's digital operations to the site of the Replacement Station's analog operations (including all expenses of a type set forth in other clauses of this definition) and (xii) any other costs to Buyer (or its successor or assign) in any way incurred (or reasonably estimated to be incurred) by Buyer (or its successor or assign) in connection with the Relocation.

                  "Relocation Profit" has the meaning set forth in Section
                  7.7.2.

                  "Relocation Tax Adjustment Amount" means the amount of taxes, if any, payable by Buyer in the Relocation Year on an amount equal to (i) 50% of the sum of Relocation Profit and Relocation Expenses, less (ii) the aggregate of the currently tax deductible portions (determined in the reasonable judgment of the Buyer) of (x) 50% of the Relocation Expenses and (y) 50% of Relocation Profit. For this purpose, taxes payable by Buyer include the product of (a) the amount by which the aggregate of the currently non-deductible portions (determined in the reasonable judgment of Buyer) of such 50% of Relocation Expenses, and 50% of Relocation Profit result in a reduction of the net operating losses or other benefits which would otherwise be carried forward by Buyer to future years and (b) the maximum marginal applicable tax rate for the Relocation Year.

                  "Relocation Tax Benefit" means, for any year subsequent to the Relocation Year, the amount, if any, of an actual reduction in taxes payable by Buyer ("Reduction") and/or the amount, if any, of a carryback refund actually received by Buyer
                  ("Refund"),  if and to the  extent  that  (i)  such  Reduction
                  and/or   Refund   results   from  Buyer   being   entitled  to
                  amortization or other deductions or credits based on the portion of Seller's Relocation Profit which was non-deductible in the Relocation year, and (ii) such Reduction and/or Refund would not have been realized by Buyer in the subsequent year if all of Seller's Relocation Profit had been deductible by Buyer in the Relocation Year.

                  "Relocation   Year"  means  the  taxable  year  in  which  the
                  Relocation   Consideration   is  realized  by  Buyer  for  tax
                  purposes.

                   "Replaced Analog Station" means the Station's analog facility as in existence immediately prior to the time of a Specified Involuntary Relocation or a Voluntary Relocation (or an event which would have constituted a Specified Involuntary Relocation had Buyer (or its successor or assign) been provided with analog and, if applicable, digital stations which are Reasonably Acceptable Substitute Stations), including all FCC licenses required for the operation thereof and such other tangible and intangible assets previously used in the operation thereof, in each case, as are transferred by Buyer (or its successor or assign) in a Specified Involuntary Relocation or Voluntary Relocation.

                  "Replaced Digital Station" means the Station's digital facility as in existence immediately prior to the time of a Specified Involuntary Relocation or a Voluntary Relocation (or an event which would have constituted a Specified Involuntary Relocation had Buyer (or its successor or assign) been provided with analog and, if applicable, digital stations which are Reasonably Acceptable Substitute Stations) including all FCC permits or licenses required for the operation thereof and such other tangible and intangible assets previously used in the operation thereof (or which have been obtained for the planned use in the operation thereof), in each case, as are transferred by Buyer (or its successor or assign) in a Specified Involuntary Relocation or Voluntary Relocation.

                  "Replaced Station" means, collectively, a Replaced Analog Station and/or any Replaced Digital Station.

                  "Replacement Analog Station" means an analog television station providing service to the Houston DMA on a frequency between channels 2 and 58, including all FCC licenses required for the operation of such station and such other real, tangible and intangible assets previously used in the operation of such station as are transferred to Buyer (or its successor or assign), upon consummation of a Relocation (or an event which would have constituted a Specified Involuntary Relocation had Buyer (or its successor or assign) been provided with analog and, if applicable, digital stations which are Reasonably Acceptable Substitute Stations).

                  "Replacement Digital Station" means a digital television station providing service to the Houston DMA on a frequency other than Channel 44, including all FCC licenses, or in the case of an unbuilt station, any permits, required for the operation of such station and such other real, tangible and intangible assets previously used (or which have been obtained for the planned use) in the operation of such station as are transferred to Buyer (or its successor or assign), upon consummation of a Relocation (or an event which would have constituted a Specified Involuntary Relocation had Buyer (or its successor or assign) been provided with analog and, if applicable, digital stations which are Reasonably Acceptable Substitute Stations).

                  "Replacement  Station"  means,  collectively,   a  Replacement
                  Analog Station and/or any Replacement Digital Station.

                  "Required Consents" means the FCC consent to the assignment of the FCC Licenses and the other governmental consents, third-party consents, approvals or waivers in form and substance satisfactory to Buyer, necessary to sell, convey or otherwise sell or assign the Purchased Assets to Buyer, including without limitation those set forth on Schedule III.

                  "Required Property Rights" means all rights in and to all land, buildings, towers and other structures located at tower sites, as in each case are, in the sole but reasonable judgment of Buyer (or its successor or assign) required to operate the related television station.

                  "SAH License Sub," "SAH Parent" and "SAH Sub" have the meanings set forth in the first paragraph of this Agreement.

                  "Seller" has the meaning set forth in the first paragraph of this Agreement.

                  "Seller's Relocation Profit" has the meaning set forth in
                  Section 7.7.2.

                  "Specified Involuntary Relocation" has the meaning set forth in Section 7.7.1.2.

                  "Station" has the meaning set forth in the recitals hereto.

                  "Tangible Personal Property" has the meaning set forth in
                  Section 2.1.1.

                  "Transaction Claims" has the meaning set forth in Section
                  11.6.

                  "Transmitter Building" means the studio and transmitter building located at the Transmitter Site.

                  "Transmitter Site" means the transmitter and antenna site located in Fort Bend County, Texas.

                  "Tower" means the television broadcast tower located at the Transmitter Site upon which is located the Station broadcast antenna.

                  "Valuation Commencement Notice" has the meaning set forth in
                  Section 7.7.3.6.

                  "Valuation Mechanism" has the meaning set forth in Section 7.7.3.7.

                  "Valuation Professional" has the meaning set forth in Section 7.7.3.7.1.

                  "Voluntary Relocation" has the meaning set forth in Section 7.7.1.1.

1.2 Knowledge. The term "knowledge," as it relates to a Party, shall mean the knowledge of such Party after reasonable investigation, including due inquiry of such Party's employees.

ARTICLE II
                           PURCHASE AND SALE OF ASSETS

2.1 Assets to be Conveyed. On the Closing Date at the Closing Place, Seller will sell, assign, convey, transfer and deliver (i) to LBI Sub, the FCC Licenses and the Permits, together with any renewals, extensions, additions or modifications thereof, and (ii) to LBI, all (except the Excluded Assets) of Seller's right, title and interest in and to the other assets, properties and rights of every kind and nature, whether tangible or intangible, absolute or contingent, wherever located and used or usable in connection with the operation of the Station (which, together with the FCC Licenses and the Permits, are collectively referred to as the "Purchased Assets"), such sale, assignment, conveyance, transfer and delivery to be made by instruments of conveyance in form reasonably satisfactory to Buyer and to be free and clear of all Encumbrances. The Purchased Assets include the following:

2.1.1 All tangible personal property, furniture, fixtures, improvements and equipment used or useful in the operation of the Station, including all furniture and inventory in the Transmitter Building, all the principal items of which are listed on Schedule IV, together with any replacements thereof or additions thereto made between the date hereof and the Closing Date, less any retirements made in the ordinary and usual course of the Station's business (collectively, the "Tangible Personal Property");

2.1.2             The transmitter facilities located at the Transmitter Site;

2.1.3 All prepaid expenses and all deposits made by Seller under the Assumed Contracts;

2.1.4 The Assumed Contracts and all of Seller's rights thereunder relating to periods and events occurring on and after the Closing Date;

2.1.5 Such files, records and logs pertaining to the operation of the Station as Buyer may reasonably require, including the Station's public inspection files and other records relating to the FCC Licenses and other filings with the Commission, but excluding the corporate and accounting records of Seller (notwithstanding this conveyance, Buyer agrees to allow Seller reasonable access to such records of the Station as Seller may reasonably require from and after the Closing Date); and

2.1.6             All Intellectual Property.

2.2               Excluded Assets and Liabilities.

2.2.1 Excluded Assets. It is understood and agreed that the Purchased Assets do not include any assets of Seller that are not used in the operation of the Station, cash, cash equivalents, accounts receivable, deposits under any contracts that are not Assumed Contracts, nor do they include the assets of any pension or other employee benefit plans nor any other assets specifically excluded from the Purchased Assets by the provisions of this Agreement (all the foregoing of which are referred to as the "Excluded Assets").

2.2.2 Liabilities Not Assumed. Except for the liabilities and obligations specifically assumed pursuant to Section 3.2, Buyer and LBI Holdings will not assume and will not be or become liable for, any liabilities or obligations of Seller of any kind or nature whatsoever, whether absolute, contingent, accrued, known or unknown, related to the ownership of the Purchased Assets, the Excluded Assets, the operation of the Station, Seller's employees or otherwise.

ARTICLE III
                PURCHASE PRICE; METHOD OF PAYMENT; ESCROW DEPOSIT

3.1 Purchase  Price.  The  purchase  price to be paid to Seller by Buyer for the
Purchased  Assets  will  be  Fifty-Seven  Million  Dollars   ($57,000,000)  (the
"Purchase Price").

3.1.1 Payment of Purchase Price. On the Closing Date, Buyer will pay the Purchase Price to Seller by wire transfer of immediately available funds in accordance with wire transfer instructions to be provided by Seller to Buyer not less than five business days prior to the Closing Date. Notwithstanding the foregoing, if the Seller or Foothill Capital Corporation (signed by anyone claiming to be vice president or higher officer of Foothill Capital Corporation) provides written notice to the Buyer not less than three business days prior to the Closing Date instructing the Buyer to pay from the Purchase Price an amount specified in such notice to Foothill Capital Corporation, then Buyer will pay such amount to Foothill Capital
                  Corporation by wire transfer of immediately available funds in accordance with the wire transfer instructions contained in such written notice from Seller or Foothill Capital Corporation, as applicable, and such payment will satisfy Buyer's obligations to pay such portion of the Purchase
                  Price. In the event Buyer receives conflicting requests from Seller and Foothill Capital Corporation, the request from Foothill Capital Corporation shall control.

3.1.2 Release of Escrow Deposit. Also on the Closing Date, concurrently with the wire transfer of the Purchase Price to Seller, SAH Parent and LBI Holdings shall jointly execute and deliver to the Escrow Agent written instructions to terminate the Escrow Agreement and deliver the entire Escrow Deposit to LBI Holdings.

3.1.3 Post-Closing Proration. Following the Closing, the Parties shall determine and make the prorations called for in
                  Section 3.6.

3.1.4 Relocation Profit. Following the Closing, the Purchase Price may be increased in accordance with the provisions set forth in Section 7.7.

3.2 Liabilities Assumed. As of the Closing Date, Buyer will assume and agree to pay, discharge and perform insofar as they relate to the time period on and after the Closing Date, or arise out of events occurring on or after the Closing Date, all the obligations and liabilities of Seller under the Assumed Contracts.

3.3 Escrow Deposit. LBI Holdings deposited Five Hundred Thousand Dollars ($500,000) in the Escrow (the "Initial Deposit") following execution and delivery of the Escrow Agreement. Concurrently with the execution and delivery of this Agreement, LBI Holdings will deposit an additional Three Million Dollars ($3,000,000) in the Escrow (the "Final Deposit"). The Initial Deposit, the Final Deposit and any interest accrued on such amounts, is referred to as the "Escrow Deposit." The Escrow Deposit will be held, maintained, administered and disbursed by the Escrow Agent in accordance with the terms and provisions hereof and of the Escrow Agreement, with the terms of the Escrow Agreement controlling in the event of any conflict. The Escrow Deposit will be disbursed as follows:

3.3.1 Delivery to Seller. If Buyer fails to consummate the purchase and sale contemplated by this Agreement under circumstances that would constitute a breach of its material representations, warranties or covenants hereunder and Seller is not then in breach of its material representations, warranties or covenants hereunder, then the Escrow Deposit will be delivered to Seller, it being understood and agreed that payment to Seller of the full amount of the Escrow
                  Deposit as and when due under the terms of the Escrow Agreement will constitute full payment for any and all damages suffered by Seller by reason of LBI Holdings' or Buyer's failure to consummate the purchase and sale contemplated by this Agreement.

                           THE  PARTIES  ACKNOWLEDGE  AND  AGREE IN  ADVANCE  BY
                  INITIALING THIS AGREEMENT IN THE SPACES PROVIDED [LBI HOLDINGS' INITIALS _/s/__, BUYER'S INITIALS ___/s/__ AND SELLER'S INITIALS __/s/__], THAT THE ACTUAL DAMAGES THAT SELLER WOULD SUFFER AS A RESULT OF BUYER'S FAILURE TO
                  CONSUMMATE THE PURCHASE AND SALE OF THE ASSETS WOULD BE EXTREMELY DIFFICULT OR IMPOSSIBLE TO CALCULATE; THAT THE FULL AMOUNT OF THE ESCROW DEPOSIT IS A FAIR AND EQUITABLE AMOUNT TO REIMBURSE SELLER FOR ANY DAMAGES WHICH THE PARTIES ESTIMATE MAY BE SUSTAINED BY SELLER DUE TO BUYER'S FAILURE TO CONSUMMATE THE PURCHASE AND SALE OF THE ASSETS UNDER THE CIRCUMSTANCES STATED IN THIS SECTION 3.3.1; AND THAT THIS
                  SECTION 3.3.1 SHALL CONSTITUTE A LIQUIDATED DAMAGES PROVISION, WHICH DAMAGES WILL BE SELLER'S SOLE REMEDY HEREUNDER IN THE EVENT OF LBI HOLDINGS' OR BUYER'S FAILURE TO CONSUMMATE THE PURCHASE AND SALE OF THE PURCHASED ASSETS UNDER THE CIRCUMSTANCES STATED IN THIS SECTION 3.3.1.

3.3.2 Delivery to LBI Holdings. The Escrow Deposit shall be delivered to LBI Holdings if (i) the transaction contemplated by this Agreement is consummated, or (ii) the purchase and sale contemplated by this Agreement is not consummated for any reason other than Buyer's breach of its material representations, warranties or covenants hereunder.

3.4 Buyer's Remedies. If the purchase and sale contemplated by this Agreement is not consummated because of the breach by Seller of its material representations, warranties or covenants, and Buyer is not in breach of its material representations, warranties or covenants hereunder, Seller agrees that, in addition to any other rights and remedies available at law or in equity, LBI Holdings and Buyer shall have the following rights and remedies: (i) Buyer shall have the right to specific performance of Seller's obligation to sell the Purchased Assets upon the terms and conditions set forth in this Agreement; (ii) LBI Holdings shall have the right to the return of the Escrow Deposit; and (iii) LBI Holdings and Buyer shall have the right to recover money damages for breach of this Agreement, including but not limited to, benefit of the bargain damages and compensation for transaction costs. These rights and remedies of LBI Holdings and Buyer are subject to the required governmental approvals being obtained and exclude anything beyond Seller's reasonable control that would prevent it from consummating the transaction contemplated by this Agreement. The Parties agree that remedy at law is inadequate and that damages are not adequate to compensate LBI Holdings and Buyer.

3.5 Allocation. The Purchase Price will be allocated as set forth on Schedule V.

3.6 Prorations. The operation of the Station and all income, expenses and liabilities attributable thereto through 11:59 p.m. on the day immediately preceding the Closing Date will be for the account of Seller and thereafter for the account of LBI, and all income and expenses, including such items as power and utilities charges, rents and other deferred items will be prorated between Seller and LBI in accordance with generally accepted accounting principles consistently applied, the proration to be made and paid, insofar as feasible, on the Closing Date, with a final settlement sixty days after the Closing Date.

ARTICLE IV
                    REPRESENTATIONS AND WARRANTIES BY SELLER

                  Seller hereby represents and warrants to LBI Holdings and Buyer as follows:

4.1 Organization and Standing. SAH Parent, SAH Sub and SAH License Sub are each a corporation duly organized, validly existing and in good standing under the laws of the state of its incorporation. Seller has the requisite corporate power and authority to enter into and perform its obligations under this Agreement.

4.2 Authorization. All necessary corporate action to duly approve the execution, delivery and performance of this Agreement and the consummation of the transaction contemplated hereby has been taken by Seller, and this Agreement constitutes the valid and binding agreement of Seller enforceable in accordance with its terms.

4.3               FCC Licenses.

4.3.1 The FCC Licenses (all of which are listed on Schedule II, together with any pending applications for FCC
                  Licenses) constitute all the licenses, waivers, permits and other authorizations required for and used in connection with the operation of the Station, including Seller's pending application for a construction permit for the construction of digital station KZJL-DT, which will broadcast on Channel 44 in Houston, Texas (FCC File No. BPCDT-1999 1101 AFF). Seller is the holder of all the FCC Licenses. Each FCC
                  License is validly issued and in full force and effect. Seller has taken all actions and performed all of its respective obligations that are necessary to maintain the FCC Licenses without adverse modification or impairment, and complete and correct copies of the FCC Licenses and any pending applications therefor have been delivered to Buyer. No event has occurred which has resulted in, or after notice or lapse of time or both would result in, revocation, suspension, adverse modification, non-renewal or termination of or any order of forfeiture with respect to, any FCC License. None of the FCC Licenses requires that any assignment thereof must be approved by any public or other governmental authority other than the FCC.

4.3.2 Seller is not a party to, and has no knowledge of, any investigation, notice of apparent liability, violation, forfeiture, notice of violation, order to show cause or other order or complaint issued by or before any court or regulatory body, including, without limitation, the FCC, or of any other proceedings (other than proceedings relating to the television industry generally) that could in any manner threaten or adversely affect the validity or continued effectiveness of, or result in the adverse modification of, any of the FCC Licenses. In the event Seller learns of any such action, or the filing or issuance of any such order, notice or complaint, Seller promptly will notify Buyer of the same in writing and will take all reasonable measures to contest in good faith or seek removal or rescission of such action, order, notice or complaint. The Station is now operating at its licensed power and antenna height, in accordance with the FCC Licenses, and is in material compliance with the Communications Act, including, without limitation, restrictions on the amount of commercial advertising that may be included in children's programming, record-keeping requirements related thereto, and requirements concerning efforts to address the educational and informational needs of children and related record-keeping obligations.
                  Seller has no reason to believe that the FCC Licenses will not be renewed in the ordinary course.

4.3.3 None of the facilities used in connection with the television broadcasting operations of Seller relating to the Station (including the Transmitter Building, the Transmitter Site and the Tower) violates the provisions of any applicable building codes, fire regulations, building restrictions or other governmental ordinances, orders or regulations (including, without limitation, any applicable regulation of the Federal Aviation Administration) except where such violation would not impair, impede or affect the continued, uninterrupted operation of the Station and, each such facility is zoned so as to permit the commercial uses intended by the owner or occupier thereof.
                  Schedule II identifies any outstanding
                  variances or special use permits materially affecting any of Seller's facilities or the uses thereof and Seller is in compliance therewith. Seller has received no notice of any complaint being made against the Station relating to the Tower, the Transmitter Site, the Transmitter Building or Seller's operation of the Station (including, without limitation, any complaint relating to the signals broadcast or otherwise transmitted from the Tower, either by Seller or by any person subleasing a portion of the Tower) except where such complaint would not impair, impede or affect the continued, uninterrupted operation of the Station. The Tower has been appropriately registered with the Commission, as described in Schedule II.

4.3.4 Seller is qualified to sell the Station and to assign the FCC Licenses in accordance with the terms of this Agreement and in compliance with the Communications Act. Seller does not know of any party who has expressed any intention to oppose FCC approval of the assignment of the FCC Licenses to LBI Sub, nor does Seller know of any reason why FCC consent to such assignment might be denied or delayed.

4.3.5 Each report or certification filed by or on behalf of Seller with the FCC, including, without limitation, any filing pursuant to 47 C.F.R. ss. 73.3615 with respect to its ownership of the Station and any other filing relating to the Station, was timely filed, and was at the time of filing true, correct and complete in all material respects; there have been no changes in the ownership of the Station since the filing of the most recent such ownership reports or certifications.

4.3.6 The operation of the Station by the Seller does not cause or result in exposure of workers or the general public to levels of radio frequency radiation in excess of the applicable limits stated in 47 C.F.R. ss. 1.1310.

4.4 Purchased Assets. All material items of the Purchased Assets as of the date hereof used in the operation of the Station are listed and described in the Schedules to this Agreement. On the Closing Date, Seller will have good and valid title to the Purchased Assets, free and clear of all Encumbrances. Seller has maintained and has operated the Transmitter Site, the Tower, the Transmitter Building and the Station under and in accordance with the terms of all applicable regulations. Seller is not aware of any complaints regarding the Transmitter Site, the Tower, the Transmitter Building, the antennas, the radio transmitters or the studio facilities. There is no pending or, to the knowledge of Seller, threatened action, event, transaction or proceeding that could interfere with the quiet enjoyment or operation of the Purchased Assets by Seller or, on and after the Closing Date, by Buyer. The items of Tangible Personal Property are in all material respects in good operating condition for equipment of their age and usage (ordinary wear and tear excepted). The technical equipment, constituting a part of the Tangible Personal Property, has been maintained in accordance with the Station's past practice and is operating and complies in all material respects with all applicable rules and regulations of the FCC and the terms of the FCC Licenses and Permits. The Purchased Assets include all the personal property and assets necessary to conduct in all material respects the operation of the Station as now conducted.

4.5 Insurance. Seller now has in force insurance on the Purchased Assets as set forth in Schedule VI and Seller will continue the present insurance at the present limits in full force and effect up through the Closing Date.

4.6 Litigation. No litigation, action, suit, judgment, proceeding or, to the knowledge of Seller, investigation relating to the Station is pending or outstanding before any forum, court, or governmental body, department or agency of any kind to which Seller or the Station is a party and, to knowledge of Seller, no such litigation or proceeding is threatened.

4.7 Contracts. Seller has delivered to Buyer true and complete copies of all the Assumed Contracts. The Assumed Contracts will be enforceable by Buyer after the consummation of the transaction contemplated hereby in accordance with their respective terms. Seller has not taken any action that would impair the enforceability of the Assumed Contracts, or omitted to take any action, the omission of which would have such effect. There are no material defaults under any of the Assumed Contracts and the consummation of the transaction contemplated hereby will not cause any material defaults under any of the Assumed Contracts.

4.8 Insolvency. No insolvency proceedings of any character including, without limitation, bankruptcy, receivership, reorganization, composition or arrangement with creditors, voluntary or involuntary, affecting Seller or any of its assets or properties is pending or, to the knowledge of Seller, threatened.

4.9 Reports. All material returns, reports and statements currently required to be filed by Seller with the Commission or with any other governmental agency have been filed and each such return, report and statement is true, correct and complete in all material respects. Seller has complied in all material respects with the reporting requirements of the Commission and other governmental authorities having jurisdiction over the Station and its respective operations.

4.10 No Defaults. Neither the execution, delivery and performance by Seller of this Agreement nor the consummation by Seller of the transaction contemplated hereby is an event that, of itself or with the giving of notice or the passage of time or both, will (i) conflict with the provisions of the Articles of Incorporation or Bylaws of Seller, (ii) constitute a violation of, conflict with or result in any breach of or any default under, result in any termination or modification of, or cause any acceleration of any obligation under, any contract, mortgage, indenture, agreement, lease or other instrument to which Seller is a party or by which it is bound, or by which it may be affected, or result in the creation of any Encumbrance on any of the Purchased Assets, (iii) violate any judgment, decree, order, statute, rule or regulation applicable to Seller or (iv) violate or constitute a breach of any Assumed Contract. The execution, delivery and performance of this Agreement by Seller does not require the consent of any third party other than as listed on Schedule III.

4.11 Disclosures. No covenant, representation or warranty by Seller and no written statement, certificate, appendix or Schedule furnished by Seller pursuant hereto or in connection with the transaction contemplated hereby contains any untrue statement of a material fact or omits to state any material fact necessary to make the statements contained therein not materially misleading.

4.12 Environmental Compliance. (i) Seller has not, in connection with its business or assets, generated, used, transported, treated, stored, released or disposed of, or has suffered or permitted anyone else to generate, use, transport, treat, store, release or dispose of any Hazardous Substance (as defined below) in violation of any applicable environmental law; (ii) there has not been any generation, use, transportation, treatment, storage, release or disposal of any Hazardous Substance in connection with the conduct of Seller's business or, to the knowledge of Seller, in any properties within 100 yards of its business which has created or might reasonably be expected to create any material liability under any applicable environmental law or which would require reporting to or notification of any governmental entity; (iii) to the knowledge of Seller no asbestos or polychlorinated biphenyl or underground storage tank is contained in or located at any facility used in connection with its business; and (iv) any Hazardous Substance handled or dealt with in any way in connection with Seller's business has been and is being handled or dealt with in all material respects in compliance with all applicable environmental laws. As used herein, "Hazardous Substance" means substances that are defined or listed in, or otherwise classified pursuant to, any applicable laws as "hazardous substances," "hazardous materials," "hazardous wastes" or "toxic substances," or any other formulation of any applicable environmental law intended to define, list or classify substances by reason of deleterious properties such as ignitibility, corrosivity, reactivity, radioactivity, carcinogenicity, reproductive toxicity or "EP toxicity," and petroleum and drilling fluids, produced waters and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy.

4.13 Must Carry Rights. Schedule VII contains a complete and accurate list of the cable television systems that, to the knowledge of the Seller, are complying with their respective obligations to carry the Station's programming. Such systems provide cable television service to at least 800,000 households in the Houston DMA. Seller has elected its must carry rights on a timely basis under the Communications Act to provide for carriage of the Station's programming on the cable television systems listed on Schedule VII. Copies of all must carry elections have been provided to Buyer and are included in the Station's public inspection file.

4.14              Intellectual Property.

4.14.1 Schedule VIII contains a true and complete list of all patents and trademarks, service marks, station names, alternative station names, slogans, trade names, logos, jingles, assumed names, fictional business names, copyrights, licenses, permits, authorizations and other similar intellectual property rights and interests applied for, issued to or presently owned or used by Seller (other than the name "Shop at Home" and related intellectual property, as well as programming and its contents used but not owned by Seller) which are material to the operation of the Station, including the call letters "KZJL-TV" and "KZJL-DT" and any other call signs (together with the goodwill associated therewith, the "Intellectual
                  Property"). Except as set forth on Schedule VIII, Seller has good and marketable title to all of the Intellectual Property, free and clear of all Encumbrances and, to the extent indicated on Schedule VIII, such Intellectual Property has been duly registered in, filed in or issued by the United States
                  Copyright Office or the United States Patent and Trademark Office, as appropriate, the appropriate offices in the various states of the United States and the appropriate offices of such other jurisdictions where such registration, filing or issuance is necessary to protect such Intellectual
                  Property from infringement and for the conduct of the business of Seller. Except as set forth on
                  Schedule VIII, all requisite renewals and affidavits of use have been filed with respect to each of the registrations set forth in Schedule VIII, and each is presently in full force and effect, and each of the trade names and trademarks is valid, and is in good standing and active use and none has been abandoned.

4.14.2 Except as set forth on Schedule VIII, Seller is the sole and exclusive owner of the Intellectual Property, has the sole and exclusive right to use the trade names and trademarks included in the Intellectual Property and has received no notice from any other person or entity pertaining to or challenging the right of Seller to use any of the Intellectual Property or any rights thereunder.

4.14.3 Except as set forth on Schedule VIII, Seller has not violated or infringed any patent, trademark, trade name, jingle, assumed name, fictional business name, copyright, license, permit or other similar intangible property right or interest held by others or any license or permit held by Seller.

4.14.4 Except as set forth on Schedule VIII, (i) Seller has not granted any license or other rights and has no obligations to grant licenses or other rights to any of the Intellectual Property, and (ii) Seller has not made any claim of any violation or infringement by others of its rights to or in connection with any of the Intellectual Property, and there is no basis for the making of any such claim.

4.14.5 Except as set forth on Schedule VIII, there are no proceedings, either pending or threatened, in the United States Copyright Office, the United States Patent and Trademark Office or any Federal, state or local court or before any other governmental agency or tribunal, relating to any pending application with respect to any Intellectual Property.

4.15 Brokers. No agent, broker, investment or commercial banker, person or firm acting on behalf of Seller or under the authority of Seller is or will be entitled to any broker, finder or financial advisor fee or any other commission or similar fee directly or indirectly in connection with the transaction contemplated by this Agreement, other than Media Venture Partners, Inc., whose fee shall be paid by Seller.

ARTICLE V
            REPRESENTATIONS AND WARRANTIES BY BUYER AND LBI HOLDINGS

                  LBI Holdings and Buyer represent and warrant to Seller as follows:

5.1 Status. LBI Holdings, LBI and LBI Sub are each a California corporation, duly organized, validly existing and in good standing under the laws of the State of California. LBI Holdings and Buyer each has the requisite corporate power to enter into and complete the transaction contemplated by this Agreement.

5.2 No Defaults. Neither the execution, delivery and performance by LBI Holdings or Buyer of this Agreement nor the consummation by Buyer of the transaction contemplated hereby is an event that, of itself or with the giving of notice or the passage of time or both, will (i) conflict with the provisions of the Articles of Incorporation or bylaws of LBI Holdings or Buyer, (ii) constitute a violation of, conflict with or result in any breach of or any default under, result in any termination or modification of, or cause any acceleration of any obligation under, any contract, mortgage, indenture, agreement, lease or other instrument to which LBI Holdings or Buyer is a party or by which it is bound, or by which it may be affected, or result in the creation of any Encumbrance on any of its assets, except for agreements, indentures and instruments related to the financing of the transaction contemplated by this Agreement, (iii) violate any judgment, decree, order, statute, rule or regulation applicable to LBI Holdings or Buyer, or (iv) result in the creation or imposition of any Encumbrance on the Station or the Purchased Assets, except for liens, charges or encumbrances relating to the financing of the transaction contemplated by this Agreement.

5.3 Corporate Action. All corporate actions and proceedings necessary to be taken by or on the part of LBI Holdings and Buyer in connection with the transaction contemplated by this Agreement have been duly and validly taken, and this Agreement has been duly and validly authorized, executed and delivered by LBI Holdings and Buyer and constitutes the legal, valid and binding obligation of LBI Holdings and Buyer, enforceable against LBI Holdings and Buyer in accordance with and subject to its terms.

5.4 Brokers. No agent, broker, investment or commercial banker, person or firm acting on behalf of LBI Holdings or Buyer or under the authority of LBI Holdings or Buyer is or will be entitled to any broker, finder or financial advisor fee or any other commission or similar fee directly or indirectly in connection with the transaction contemplated by this Agreement.

5.5 Qualification as a Broadcast Licensee. Neither LBI Holdings nor Buyer knows of any fact that would as of the date hereof or as of the Closing Date, under the Communications Act, disqualify Buyer as owner, operator and licensee of the Station. As of the date hereof, no request for waiver of any FCC rule, regulation or policy is required in order to obtain a grant of the assignment application.

5.6 Litigation. There are no suits, legal proceedings or investigations of any nature pending or, to the knowledge of LBI Holdings or Buyer, threatened against or affecting it that would affect the ability of LBI Holdings or Buyer to carry out the transaction contemplated by this Agreement.

5.7 Approvals and Consents. To knowledge of LBI Holdings or Buyer, the only approvals or consents of persons or entities not a party to this Agreement that are legally or contractually required to be obtained by LBI Holdings or Buyer in connection with the consummation of the transaction contemplated by this Agreement are identified on Schedule III.

ARTICLE VI
                               COVENANTS OF SELLER

6.1 Affirmative Covenants of Seller. Between the date hereof and the Closing Date, except as disclosed in this Agreement:

6.1.1             Maintenance.  Seller  will  continue to operate the Station in
                  substantial   conformity   with  the  FCC   Licenses  and  the
                  Communications Act.

6.1.2 Preserve Relations. Seller will use its best efforts to preserve good relations with the lessor under any Assumed Contract, with owners of property adjacent to the Transmitter Site, the Transmitter Building, the Tower and others having business relations with the Station.

6.1.3 Reasonable Access. Following advance notification, Seller will provide Buyer and representatives of Buyer with reasonable access to Seller's employees and the properties, contracts, books, files, logs, records and affairs of the Station, and Seller will furnish such additional information concerning the Station as LBI may from time to time reasonably request. Buyer will maintain the confidentiality of all such information.

6.1.4 Obtain Consents. Seller will use its reasonable efforts to procure the Required Consents.

6.1.5             Books  and  Records.  Seller  will  maintain   the  books  and
                  records of the Station consistent with past practices.

6.1.6 Insurance. Seller will maintain in force the existing insurance policies identified on Schedule VI or reasonably equivalent policies. Seller will use the proceeds of any claims for loss payable under such insurance policies to repair, replace, or restore any of the Purchased Assets destroyed by fire and other casualties to their former condition as soon as possible after the loss.

6.1.7 Notification. Seller will promptly upon learning of the same notify Buyer of any order to show cause, notice of violation, notice of apparent liability or of forfeiture or the filing or threat of filing of any complaint against the Station or against Seller in connection with the Station, occurring between the date hereof and the Closing Date, and respond to any action, order, notice or complaints, and implement procedures to ensure that the complaints or violations will not recur. Without limiting the generality of the foregoing, Seller will also promptly upon learning of the same notify Buyer of any complaint being made against the Station relating to the Tower, the Transmitter Site, the Transmitter Building or
                  Seller's operation of the Station (including, without limitation, any complaint relating to the signals broadcast or otherwise transmitted from the Tower, either by Seller or by any person subleasing a portion of the Tower) and of any invoice unpaid by the Station or by Seller in connection with the Station that remains unpaid 60 days after the applicable due date of such invoice.

6.1.8 Must Carry and Related Matters. Between the date hereof and the Closing Date, Seller (i) promptly will provide Buyer with copies of all correspondence of Seller with cable systems concerning must carry status, retransmission consent, signal reception matters and other matters arising under the 1992 Cable Act and the Communications Act with respect to the Station, and (ii) will use its best efforts to preserve good relations with all cable television systems obligated to carry the Station's programming.

6.2 Negative Covenants of Seller. From the date hereof through consummation of the transaction contemplated hereby on the Closing Date, except as contemplated by this Agreement, Seller will not, without the prior written consent of Buyer:

6.2.1 Encumbrances. Create or assume any Encumbrance on any of the Purchased Assets, whether now owned or hereafter acquired, unless discharged or terminated and fully released prior to the Closing Date;

6.2.2 Transfers. Sell, assign, lease or otherwise transfer or dispose of any of the Purchased Assets, whether now owned or hereafter acquired, except for retirements in the normal and usual course of business;

6.2.3 Call Letters. Change the Station's call letters or modify the Station's facilities in any material respect;

6.2.4             Modification  of  Contracts.   Amend  or terminate  any of the
                  Assumed Contracts (or waive any substantial right thereunder);

6.2.5 Rights. Cancel or compromise any claim or waive or release any right of Seller relating to the Purchased Assets, except in the ordinary course of business consistent with past practice;

6.2.6 FCC Licenses and Permits. Cause or permit, by any act or failure on its part, the FCC Licenses or Permits to expire or to be surrendered or modified (unless Buyer has provided prior written consent with respect to such modification, which consent shall not be unreasonably withheld), or take any action which would cause the FCC or any other governmental authority to institute proceedings for the suspension, revocation or adverse modification of any of the FCC Licenses or Permits, or fail to prosecute with due diligence any pending applications to any governmental authority in connection with the operation of the Station, or take any other action within Seller's control which would result in the Station being in non-compliance with the requirements of the Communications Act or any other applicable law material to the operation of the Station; or

6.2.7 No Inconsistent Action. Take any other action inconsistent with its obligations under this Agreement or which could hinder or delay the consummation of the transaction contemplated by this Agreement.

ARTICLE VII
                              ADDITIONAL AGREEMENTS

7.1               Application for Commission Consent; Other Consents.

7.1.1 FCC Consent. On October 20, 2000, Buyer and Seller filed the Assignment Application requesting FCC consent to the transaction contemplated by this Agreement. The Parties agree that the Assignment Application will be prosecuted in good faith and with due diligence. The Parties acknowledge that this Agreement will have to be filed with the FCC. The Parties also acknowledge that the Assignment Application may have to be amended from time to time prior to the date it is granted to reflect any changes resulting from Buyer's financing and related arrangements.

7.1.2 Other Governmental Consents. Promptly, but not later than twenty days following the execution of this Agreement, the Parties will proceed to prepare and file with all other appropriate governmental authorities including all filings required under the HSRA, such other requests for approval or waiver as may be required from such governmental authorities to permit the transfer of the FCC Licenses, Permits and the
                  Purchased Assets, or as otherwise required in connection with the transaction contemplated hereby and will jointly, diligently and expeditiously prosecute, and will cooperate fully with each other in the prosecution of, such requests for approval or waiver and all
                  proceedings necessary to secure such    approvals and waivers.

7.1.3 Control of the Station. This Agreement shall not be consummated until after the Commission has given its written consent to the Assignment Application. Between the date of this Agreement and the Closing Date, Buyer, its employees or agents, shall not directly or indirectly control, supervise or direct or attempt to control, supervise or direct the operation of the Station, but such operation will be the sole responsibility and in the complete discretion of Seller.

7.2               Mutual Right to Terminate.  Subject to the provisions of
                  Section 7.5.2, if the grant of the last pending Assignment Application by the FCC has not become a Final Order on or before July 31, 2001, either Buyer or Seller, if such Party is not materially in default hereunder in a manner which has delayed the FCC consent, may terminate this Agreement upon five days' written notice to the other Party.

7.3 Buyer's Right to Terminate. Buyer, at its option, may terminate this Agreement, so long as Buyer is not then in material default under or material breach of this Agreement, upon the happening of any of the following events:

7.3.1 The FCC Licenses, including the application for DTV facilities, or other Permits are modified or their terms substantially modified in either case resulting in a material adverse change in Buyer's ability to operate the Station;

7.3.2 The Assignment Application is designated for a hearing before an administrative law judge;

7.3.3 The FCC institutes revocation of license proceedings against the Station; or

7.3.4 Seller is in material breach of this Agreement ten business days after notice of breach and has not commenced and continued to prosecute diligently a cure therefor.

7.4 Seller's Right to Terminate. Seller, at its option, may terminate this Agreement, so long as Seller is not then in material default under or material breach of this Agreement, upon the happening of any of the following events:

7.4.1 The Assignment Application is designated for a hearing before an administrative law judge; or

7.4.2 Buyer is in material breach of this Agreement ten business days after notice of breach and has not commenced and continued to prosecute diligently a cure therefor.

7.5               Risk of Loss.

7.5.1 The risk of loss and damage, whether by force majeure or for any other reason, to the Purchased Assets or the operation of the Station between the date of this Agreement and the Closing Date will be on Seller.
                  Seller shall take all reasonable steps to repair, replace and restore the Purchased Assets as soon as possible after any loss or damage, it being understood and agreed that all insurance proceeds with respect thereto ("Proceeds") will be applied to or reserved for such replacement, restoration or repair, but that Seller will have no obligation to repair, replace or restore in excess of the Proceeds (plus any applicable deductible payment), and that Buyer's sole remedies if Seller elects not to fully repair, replace or restore will be (i) to terminate this Agreement, in which case the Escrow Deposit will be delivered to LBI Holdings, or (ii) to close in accordance with
                  Section 7.5.3 below.

7.5.2 In the event of any damage or event that prevents broadcast transmissions of the Station in the normal and usual manner and substantially in accordance with the FCC Licenses (not to include ordinary course scheduled maintenance), Seller will give prompt notice thereof to Buyer and Buyer, in addition to its other rights and remedies, will have the right to postpone the Closing Date until transmission in accordance with the FCC Licenses has been resumed. The postponed Closing Date will be any date within the effective period of the FCC's consent to assignment of the FCC Licenses to LBI Sub as Buyer may designate by not less than five business days' prior written notice to Seller. During the period of postponement, Seller shall use its best efforts to resume broadcast transmissions. In the event transmission in accordance with the FCC Licenses cannot be resumed within the effective period of the FCC's consent to assignment of the FCC Licenses to LBI Sub, the Parties will join in an application or applications requesting the
                  FCC to extend the effective period of its consent for one or more periods not to exceed 120 days in the aggregate. If transmission in accordance with the FCC Licenses has not been resumed so that the Closing
                  Date does not occur within such extended period, or any agreed extension thereof, Buyer will have the right, by giving written notice to Seller within five business days after the expiration of such 120-day period, or any agreed extension thereof, to terminate this Agreement forthwith without any further obligation, in which case the Escrow Deposit will be delivered to LBI Holdings.

7.5.3 If any loss of or damage to the Purchased Assets (including but not limited to the Tower or the Transmitter
                  Building) occurs prior to the Closing Date and full repair, replacement or restoration of all Purchased
                  Assets has not been made on or before the Closing Date (as the Closing Date may be extended as provided in Section 7.5.2), or the cost thereof is greater than the Proceeds (plus any applicable deductible), then Buyer will be entitled, but not obligated, to accept the Purchased Assets in their then-current condition and will receive an abatement or reduction in the Purchase Price in an amount equal to the difference between the amount necessary to fully repair or replace the damaged Purchased Assets and the amount of the unused Proceeds, in which case Buyer will be entitled to all the unused Proceeds and payment of the deductible amount. If Buyer elects to accept damaged Purchased Assets at a reduced
                  Purchase Price, the Parties agree to cooperate in determining the amount of the reduction to the Purchase Price in accordance with the provisions hereof.

7.6               Transfer Taxes; Expenses; Bulk Sales.

7.6.1 Transfer Taxes. All FCC filing fees, federal, state or local excise, sales or use taxes or other costs imposed on or in connection with the purchase, sale or transfer of the Purchased Assets and assumption of the Assumed Contracts by Buyer pursuant hereto (excluding income taxes or any other tax based on income) will be shared equally by Buyer and Seller.

7.6.2 Expenses. Except as otherwise provided herein, Buyer and Seller shall each pay its own expenses incident to the negotiation, preparation and performance of this Agreement and consummation of the transaction contemplated hereby, including but not limited to the fees, expenses and disbursements of its accountants and counsel. Buyer shall be responsible for the payment of the filing fees in connection with the filing required under the HSRA.

7.6.3 Compliance With Bulk Sales Laws. Any loss, liability, obligation or cost suffered by Seller or Buyer as the result of the failure of Seller or Buyer to comply with the provisions of any bulk sales laws applicable to the transfer of the Purchased Assets as contemplated by this Agreement will be borne by Seller.

7.7               Relocation.

7.7.1 Potential Scenarios. In conjunction with the transition to digital television, the Communications Act currently provides that FCC licenses for analog television stations, including the FCC Licenses, shall expire no later than the Mandated Relocation Date unless the term of such licenses is extended beyond the Mandated
                  Relocation Date as a result of the occurrence of certain market conditions or a change in the Communications Act. Additionally, the FCC is considering whether it will hold an auction to award licenses to provide wireless services using spectrum in the 700 MHz band. It is anticipated that the continued operation of the Station on its current analog frequency would be incompatible with the use of the 700 MHz spectrum for wireless services.


                           7.7.1.1 Voluntary Relocation. As a result of such incompatibility, the potential exists that, prior to Mandated Relocation Date, a party with an interest in a 700 MHz license serving the Houston DMA will offer to purchase the Station from Buyer (or its successor or assign) and Buyer (or its successor or assign) will, in its sole and absolute discretion, elect to accept the offer, in a transaction in which Buyer (or its successor or assign) continues to operate an analog facility on a Replacement Analog Station, operates only a digital facility or operates both a Replacement Analog Station and a digital facility (such transaction a "Voluntary Relocation").

                           7.7.1.2 Specified Involuntary Relocation. As an alternative, the potential exists that, prior to the Mandated Relocation Date, whether through the adoption of new statutory language, a rulemaking proceeding, a change in policy, or otherwise, Buyer (or its successor or assign) is ordered to cease broadcasting on Channel 61 prior to the Mandated Relocation Date because of the need to make Channel 61 available for the provision of wireless services using the 700 MHz band. In such event, if the FCC (or another party) provides Buyer (or its successor or assign) with a Replacement Analog Station which is a Reasonably Acceptable Substitute Station, and if a Replacement Digital Station is provided, with a
                           Replacement Digital Station which is a Reasonably Acceptable Substitute Station, such event will be considered to be a "Specified Involuntary Relocation."

                           7.7.1.3 Relocation. For purposes of this Agreement, the terms Voluntary Relocation and Specified Involuntary Relocation are at times referred to collectively as a "Relocation."

                           7.7.1.4 Date of Relocation. Any Relocation shall be deemed to occur on the date on which Buyer (or its successor or assign) ceases to provide an analog service using Channel 61.

7.7.2 Determination of Existence of Relocation Profit. In the event of a Voluntary Relocation or Specified Involuntary
                  Relocation occurring prior to the Mandated Relocation Date, the parties shall determine whether Buyer
                  (or its successor or assign) has received any profit as measured pursuant to this Section 7.7.2 (the
                  "Relocation Profit"). Seller shall be entitled to receive an amount ("Seller's Relocation Profit") equal to (i) 50% of Relocation Profit, less (ii) the Relocation Tax Adjustment Amount. In addition, Seller shall be entitled to receive from Buyer, without interest, in appropriate years subsequent to the
                  Relocation Year, the amount of Relocation Tax Benefits actually realized by Buyer in such year or years;
                  provided that the aggregate amount of Relocation Tax Benefits payable to Seller shall not exceed
                  (without interest) the Relocation Tax Adjustment Amount. The amount of Relocation Tax Benefits actually realized by Buyer in any year subsequent to the Relocation Year shall be paid within 45 days from the filing of the applicable tax returns reflecting the Reduction (in the event such Relocation Tax Benefits are due to a Reduction) or within 15 days from the receipt of the applicable Refund (in the event such Relocation Tax Benefits are due to a Refund). Seller shall not have any access to any of Buyer's tax returns or other records. However, in the event there is a Relocation that results in a Relocation
                  Profit, Buyer shall provide a certificate from its accountants (which shall be Ernst & Young or another nationally recognized accounting firm) indicating whether there is a Relocation Tax Adjustment Amount
                  (in the Relocation Year) or a Relocation Tax Benefit (in each year after the Relocation Year until the fifteenth anniversary of the Closing Date) and if there is a Relocation Tax Adjustment Amount or a
                  Relocation Tax Benefit, showing the calculation thereof.
                  Buyer agrees that, in determining the amount of the Relocation Tax Adjustment Amount and the amount of Seller's Relocation Profit, Buyer will adopt the position (the "Deductible Position"), in its tax returns for the Relocation Year, that the entire amount of Seller's Relocation Profit paid to Seller is deductible for tax purposes, unless, in the opinion of Buyer's tax advisor (which shall be an accounting or law firm with nationally recognized tax reputation), (i) it is not more likely than not that the Deductible Position would be sustained if challenged; or (ii) there is a significant risk that the Deductible Position would result in Buyer incurring penalties under the Code or comparable state law. Subject to relevant provisions and limitations in the Code, and advice received from Buyer's tax advisors, Buyer agrees to use its best efforts to maximize the amount of Relocation Tax Benefit for each year subsequent to the Relocation
                  Year. Seller agrees that, if Buyer (a) adopts the Deductible Position and makes a payment to Seller for the Relocation Year based on such Deductible Position, or (b) claims and realizes a Relocation Tax
                  Benefit for a subsequent year, and pays the amount of such Relocation Tax Benefit to Seller pursuant to this Section 7.7.2, Seller will promptly indemnify and reimburse Buyer for any loss resulting from Buyer subsequently being required (x) to make tax deficiency payments for the Relocation Year based on the invalidity of the Deductible Position, plus interest thereon, or (y) to pay or repay to the appropriate taxing authority part or all of the amount of the Relocation Tax Benefit, plus interest thereon.
                  Notwithstanding anything to the contrary set forth herein, the indemnification obligations set forth in this Section 7.7.2 shall survive until the expiration of the applicable statute of limitations.

                  The existence of any Relocation Profit, or lack thereof, shall be measured by means of the following formulas:

                           7.7.2.1 if the Fair Market Value of the Replacement Analog Station as of the date of the Relocation exceeds the Fair Market Value of the Replaced Analog Station as of the date of the Relocation, the following formula shall be used:

                                    Relocation Consideration
                  less              Sum of Relocation Expenses
                  equals            Relocation Profit

                           7.7.2.2 if the Fair Market Value of the Replaced Analog Station as of the date of the Relocation exceeds the Fair Market Value of the Replacement Analog Station as of the date of the Relocation (or if there is no Replacement Analog Station), the following formula shall be used:

                                    Relocation Consideration
                  less              Sum of Relocation Expenses
                  less              Diminution Amount
                  equals            Relocation Profit

                           As used herein, the term "Diminution Amount" means the result of (i) the Fair Market Value of the Replaced Analog Station as of the date of the Relocation, less (ii) the Fair Market Value of the
                           Replacement Analog Station as of the date of the Relocation (which shall be zero if there is no Replacement Analog Station).

                           7.7.3 Process for Determining Fair Market Value. The procedures set forth in this Section 7.7.3 shall govern the determination of the Fair Market Value of any Non-cash Consideration or other asset to be valued in connection with a determination of the amount of any Relocation Profit realized by Buyer as contemplated hereunder. It is understood and agreed that the determination of Fair Market Value shall be made specifically and independently, as set forth herein, as for each particular asset to be valued hereunder. The following principles and procedures shall govern this analysis.

                           7.7.3.1 Upon the closing of a Voluntary Relocation or Specified Involuntary Relocation, Buyer shall within one hundred twenty days inform Seller of its good faith determination of the amount of Relocation Profit realized by Buyer by reason of such transaction. Buyer shall set forth its determination of Relocation Profit in a reasonably detailed schedule which shall include all factors relevant to Buyer's determination, including Buyer's good faith determination of (x) the Fair Market Value of the Replaced Analog Station, the Replacement Analog Station (if any in the case of a Voluntary Relocation) and any Non-cash Consideration, (y) the Relocation Expenses and (z) the Relocation Tax Adjustment Amount. The schedule setting forth Buyer's good faith determination of Relocation Profit as set forth in this Section 7.7 may be referred to herein as "Buyer's Relocation Profit Notice."

                           7.7.3.2 Following receipt of Buyer's Relocation Profit Notice, Seller may request from Buyer such additional information, data or other evidence as Seller may reasonably determine to be necessary to verify Buyer's determination of Relocation Profit. Buyer agrees to promptly respond to Seller's requests for such additional information and shall cooperate in good faith with Seller to assist Seller in reaching such verification.

                           7.7.3.3 Within sixty days following the date of delivery of Buyer's Relocation Profit Notice (which term may be extended by mutual agreement of the parties if information needed to verify value continues to be requested and provided), Seller shall deliver to Buyer a written notice either (i) accepting the amount of Relocation Profit set forth in Buyer's Relocation Profit Notice or (ii) challenging Buyer's determination of Relocation Profit (a "Challenge Notice").

                           7.7.3.4 If Seller elects to deliver a Challenge Notice, such notice shall include, in reasonable detail, Seller's good faith determination of the Relocation Profit for the Relocation transaction, including reasonable backup evidence and data. Such Challenge Notice shall specifically and in reasonable detail address each of the aspects of Buyer's Relocation Notice which Seller believes to be incorrect. If the amount of Relocation Profit set forth in Seller's Challenge Notice does not exceed the amount of Relocation Profit set forth in Buyer's Relocation Profit Notice by at least ten percent, the amount of Relocation Profit for the Relocation transaction at issue shall be deemed to be the amount of Relocation Profit set forth in Buyer's Relocation Profit Notice.

                           7.7.3.5 If the amount of Relocation Profit set forth in Seller's Challenge Notice is more than ten percent greater than the amount of Relocation Profit set forth in Buyer's Relocation Profit Notice, then Buyer and Seller shall, promptly following Buyer's receipt of Seller's Challenge Notice, meet in good faith to review the aspects of the calculation of Relocation Profit upon which the parties have a material disagreement. The parties shall schedule at least three face-to-face meetings, which shall include such valuation professionals and financial accounting professionals as the parties may wish to include in such meetings.

                           7.7.3.6 If, despite such meetings and the good faith efforts of the parties to agree, the parties are unable to reach agreement regarding the amount of Relocation Profit, either party may, by written notice to the other ("Valuation Commencement Notice"), elect to have the value of the assets to be valued as part of the calculation of Relocation
                           Profit determined by the Valuation Mechanism set forth below.

                           7.7.3.7 As used herein, the "Valuation Mechanism" shall be the procedures pursuant to which the parties may elect to have the assets to be valued as part of the calculation of Relocation Profit determined by third party valuation professionals. The following are the procedures for the Valuation Mechanism:

                                            7.7.3.7.1 The party  delivering  the
                                    Valuation  Commencement Notice shall specify
                                    in its notice a  valuation  professional  or
                                    appraiser  to  value  each  category  of the
                                    assets   to   be   valued   in   calculating
                                    Relocation Profit. Each designated valuation
                                    professional shall be independent, reputable
                                    and  experienced in performing the valuation
                                    determination  for  which  he or she will be
                                    responsible  (in  each  case,  a  "Valuation
                                    Professional").     If    a     professional
                                    accreditation  designation  is available for
                                    the nature of the  valuation  at issue,  the
                                    Valuation   Professional   shall  hold  such
                                    professional designation and accreditation.

                                            7.7.3.7.2  It is  acknowledged  that
                                    there  may  be  more   than  one   Valuation
                                    Professional designated by each party if the
                                    valuations to be performed require different
                                    valuation expertise, provided, however, each
                                    party  shall  only  appoint  one   Valuation
                                    Professional  to  appraise  a type of asset.
                                    For  example,   the  parties  agree  that  a
                                    Valuation  Professional  designated  for the
                                    determination  of the Fair Market Value of a
                                    Replacement  Station or a  Replaced  Station
                                    shall  be  an   independent   and  reputable
                                    appraiser  experienced  in the  valuation of
                                    commercial   analog   television    stations
                                    throughout the United States generally,  and
                                    in markets with  equivalent  characteristics
                                    to  the  Houston  DMA  in   particular.   In
                                    comparison,  a Valuation Professional chosen
                                    to determine  the Fair Market Value of other
                                    Non-cash   Consideration,    shall   be   an
                                    independent,      reputable     professional
                                    experienced in valuing the type or types of Non-cash Consideration at issue.

                                            7.7.3.7.3    Within    thirty   days
                                    following    delivery    of   a    Valuation
                                    Commencement  Notice,  the  party  receiving
                                    such  notice  shall  deliver  to the other a
                                    written   designation   of   the   Valuation
                                    Professionals   such  party  has  chosen  to
                                    determine the Fair Market Value of the assets at issue.

                                            7.7.3.7.4  Following the designation
                                    of  Valuation  Professionals  by Seller  and
                                    Buyer,  the  Valuation  Professionals  shall
                                    proceed to  determine  the Fair Market Value
                                    of the assets  each is  requested  to value,
                                    consistent  with  the  definitions  of  Fair
                                    Market  Value,  Fair  Market  Value  of  the
                                    Replaced Analog  Station,  Fair Market Value
                                    of  the   Replacement   Analog  Station  and
                                    Non-cash Consideration as set forth in this Agreement. The Valuation Professionals shall then exchange their determinations to one another and to each of Buyer and Seller.

                                            7.7.3.7.5 If the  determinations  of
                                    the  Valuation   Professionals  selected  by
                                    Buyer  and  Seller  are,  as  to  any  asset
                                    valued,  within ten  percent of one  another
                                    (based  upon the value of the  higher  value
                                    determination)  as to such  asset,  the Fair
                                    Market  Value of such asset  shall be deemed
                                    to be the average of the two determinations.
                                    If the two  determinations  of  Fair  Market
                                    Value as to any  asset  differ  by more than
                                    such  ten  percent  differential,   the  two
                                    Valuation  Professionals  shall meet,  shall
                                    review the  findings  and data  reviewed and
                                    relied upon by one another and shall attempt
                                    in good faith to agree upon the Fair  Market
                                    Value  of the  asset  at  issue.  If the two
                                    Valuation  Professionals are unable to reach
                                    agreement  as to the  relevant  Fair  Market
                                    Value  within  thirty  days   following  the
                                    exchange of valuation determinations,  then,
                                    on  the  next  business  day  following  the
                                    expiration of such 30-day period,  Buyer and
                                    Seller  shall  each  submit  to the  other a
                                    final  proposed  Fair  Market  Value  of the
                                    assets  at issue (a "Final  Proposal"),  and
                                    within ten days  following the expiration of
                                    such  thirty  day  period  Buyer and  Seller
                                    shall  mutually  appoint  a third  Valuation
                                    Professional.     The    third     Valuation
                                    Professional  shall proceed to determine the
                                    Fair  Market  Value of the  assets at issue,
                                    consistent  with  the  definitions  of  Fair
                                    Market  Value,  Fair  Market  Value  of  the
                                    Replaced Analog  Station,  Fair Market Value
                                    of  the   Replacement   Analog  Station  and
                                    Non-cash  Consideration as set forth in this
                                    Agreement    and   shall    make   a   final
                                    determination  of such Fair Market  Value of
                                    the assets at issue  within  thirty  days of
                                    being  appointed,   and  such  determination
                                    shall be final and  binding on the  parties.
                                    The  determination  of Fair Market  Value in
                                    accordance  with the  terms of this  Section
                                    7.7.3   shall   be   final,    binding   and
                                    non-appealable.

                                            7.7.3.7.6  Each party shall bear the
                                    fees  and   costs  of  any   third   parties
                                    (including     Valuation     Professional's,
                                    professional  advisor's or broker's fees and
                                    costs) incurred by such party in determining
                                    the amount of any Relocation Profit pursuant
                                    to this Section 7.7; provided, however, that
                                    in the event a third Valuation  Professional
                                    is   appointed  to  appraise  any  asset  in
                                    accordance with Section 7.7.3.7.5,  then the
                                    party  whose  Final  Proposal  has a greater
                                    difference from the Fair Market Value of the
                                    assets at issue as  determined  by the third
                                    Valuation  Professional  shall bear the fees
                                    and     costs      (including      Valuation
                                    Professional's, professional advisor's or broker's fees and costs) incurred by all parties with respect to such asset.

                           7.7.4 Payment of Seller's  Relocation Profit. As soon
                  as practicable after the determination of Seller's entitlement to a payment of Seller's Relocation Profit, (i) in the case of a Specified Involuntary Relocation in connection with which Buyer receives Non-cash Consideration which is not readily and promptly convertible into cash, Buyer (or its successor or assign) shall, in its sole discretion, determine whether it will pay Seller's Relocation Profit in cash or in Non-cash Consideration or a combination thereof and (ii) in the case of a Voluntary Relocation and all other cases of Specified Involuntary Relocation, Buyer (or its successor or assign) shall pay Seller's Relocation Profit in cash. Following the determination of the composition of any payment of Seller's Relocation Profit, Seller shall identify an account in writing for the payment by Buyer (or its successor or assign) of any cash portion of Seller's Relocation Profit and Buyer (or its successor or assign) shall determine a commercially reasonable method to effect the transfer of any Non-cash Consideration portion of Seller's Relocation Profit. Buyer's determination of such method shall be subject to Seller's consent, which consent shall not be unreasonably withheld. Subject to Section 7.7.5.4, Buyer (or its successor or assign) will (i) pay any cash portion of Seller's Relocation Profit by wire transfer of immediately available funds to the account designated in writing by Seller pursuant this Section 7.7.4 on the fifth business day following designation of such account and (ii) use its commercially reasonable efforts to transfer any Non-cash Consideration portion of Seller's Relocation Profit as soon as practicable after such determination of the method to effect such transfer.

                  7.7.5 Additional Provisions. In addition to the foregoing, Buyer and Seller have agreed and acknowledged that:

                           7.7.5.1 Control of Negotiations. Buyer (or its successor or assign) shall control the conduct of any negotiations with respect to a Specified Involuntary Relocation or a Voluntary Relocation in its sole and absolute discretion and shall have no liability to Seller with respect to the outcome thereof.

                           7.7.5.2 No Fiduciary or Agency Relationship. No fiduciary or agency relationship between the Buyer and Seller shall be created or implied by virtue of this Section 7.7.

                           7.7.5.3 Sale. Buyer (or its successor or assign) shall not have any obligation to Seller with respect to any transaction which does not constitute a Specified Involuntary Relocation or a Voluntary Relocation, including any other sale or disposition of the Station whether before or after December 31, 2006.

                           7.7.5.4 Receipt of Relocation Consideration. Notwithstanding anything in the foregoing to the contrary, in the event that any Relocation Consideration is payable on a date subsequent to the date on which the Specified Involuntary Relocation or Voluntary Relocation is consummated, the portion of any payment due to Seller pursuant to this Section
                           7.7  which   corresponds   to  the   portion  of  the
                           Relocation Consideration which is to be paid following the consummation of the Specified Involuntary Relocation or a Voluntary Relocation shall not become due and payable until the actual receipt of such portion of the Relocation Consideration by Buyer (or its successor or assign). Additionally, no portion of Seller's Relocation Profit shall become due and payable to Seller until Buyer (or its successor or assign) has received an amount of Relocation Consideration paid in cash which exceeds the amount of the Relocation Expenses and the Relocation Tax Adjustment Amount and received an amount of Relocation Consideration (regardless of whether paid in cash or Non-cash Consideration) which exceeds the sum of (i) the Relocation Expenses, (ii) the Relocation Tax Adjustment Amount and (iii) any Diminution Amount.


ARTICLE VIII
                               CLOSING CONDITIONS

8.1 Conditions Precedent to Buyer's Obligations. The obligation of Buyer to consummate the transaction contemplated hereby is subject to the fulfillment prior to and as of the consummation of the transaction contemplated hereby on the Closing Date of each of the following conditions, each of which may be waived (but only by an express written waiver) in the sole discretion of Buyer:

8.1.1 Commission Approval. The definition of Closing Date shall have been satisfied.

8.1.2 Representations and Warranties. All material representations and warranties of Seller contained in this Agreement shall be true and correct at and as of the Closing Date as if made on the Closing Date except as specifically contemplated by this Agreement.

8.1.3 Performance. Seller shall have performed and complied in all material respects with the covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to and on the Closing Date. There shall not have been any material adverse change in the Station or the Purchased Assets, or any damage, destruction or loss materially and adversely affecting the Purchased Assets or the operation of the Station.

8.1.4 FCC Licenses. Seller shall be the holder of the FCC Licenses, and there shall not have been any modification of any of the FCC Licenses or any modification of FCC rules, regulations or policies affecting the class of holders of FCC licenses to which Seller belongs as the holder of the FCC Licenses, in each case that has or is reasonably likely to have a material, adverse effect on the Station. No proceeding shall be pending, the effect of which would be to revoke, cancel, fail to renew, suspend, impair or modify adversely any of the FCC Licenses specifically or such class of holders generally.

8.1.5 HSRA Waiting Period. The applicable waiting period(s) under HSRA with respect to the transactions contemplated by this Agreement shall have expired or shall have been terminated.

8.1.6 Consents. All Required Consents shall have been obtained and delivered to Buyer. Such Required Consents shall include, without limitation, executed consents and releases in form and substance reasonably satisfactory to Buyer from Foothill Capital Corporation and other creditors of Seller consenting to the transaction contemplated hereby and releasing their Encumbrances relating to the Purchased Assets (together with executed UCC termination statements, amendments to UCC financing statements and other documents and instruments implementing such release).

8.1.7 Litigation and Insolvency. Except for matters affecting the television broadcasting industry generally, no litigation, action, suit, judgment, proceeding or investigation shall be pending or outstanding before any forum, court, or governmental body, department or agency of any kind, relating to the operation of the Station or which has the stated purpose or the probable effect of enjoining or preventing the consummation of this Agreement, or the transaction contemplated hereby or to recover damages by reason thereof, or which questions the validity of any action taken or to be taken pursuant to or in connection with this Agreement. No insolvency proceedings of any character including, without limitation, receivership, reorganization, composition or arrangement with creditors, voluntary or involuntary, affecting Seller or any of its assets or properties, shall be pending, and Seller shall not have taken any action in contemplation of, or which would constitute the basis for, the institution of any such insolvency proceedings.

8.2 Conditions Precedent to Seller's Obligations. The obligation of Seller to consummate the transaction contemplated hereby is subject to the fulfillment prior to and as of the consummation of the transaction contemplated hereby on the Closing Date of each of the following conditions, each of which may be waived (but only by an express written waiver) in the sole discretion of Seller:

8.2.1 Commission Approval. The condition set forth in Section 8.1.1 shall have been satisfied.

8.2.2 Representations and Warranties. All material representations and warranties of LBI Holdings and Buyer contained in this Agreement shall be true and correct at and as of the Closing Date as if made on the Closing Date, except as specifically contemplated by this Agreement.

8.2.3 Performance. LBI Holdings and Buyer shall each have performed and complied in all material respects with the covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to and at the Closing Date.

8.2.4 HSRA Waiting Period. The applicable waiting period(s) under HSRA with respect to the transactions contemplated by this Agreement shall have expired or shall have been terminated.

8.2.5 Litigation and Insolvency. No litigation, action, suit, judgment, proceeding, complaint or investigation shall be pending or outstanding before any forum, court or governmental body, department or agency of any kind relating to the operation of the Station or which has the stated purpose or the probable effect of enjoining or preventing the consummation of this Agreement or the transaction contemplated hereby or to recover damages by reason thereof, or which questions the validity of any action taken or to be taken pursuant to or in connection with this Agreement. No insolvency proceedings of any character including, without limitation, reorganization, receivership, composition or arrangement with creditors, voluntary or involuntary, affecting Buyer or any of its assets or properties shall be pending, and Buyer shall not have taken any action in contemplation of, or which would constitute the basis for, the institution of any such insolvency proceedings.

ARTICLE IX
                      ITEMS TO BE DELIVERED AT THE CLOSING

9.1 Seller's Performance At Closing. On the Closing Date at the Closing Place, Seller shall have executed and delivered to Buyer all bills of sale, endorsements, assignments and other instruments of conveyance and transfer reasonably satisfactory in form and substance to Buyer and its counsel, effecting the sale, transfer, assignment and conveyance of the Purchased Assets to Buyer including, without limitation, the following:

9.1.1 One or more bills of sale conveying to LBI all of the Tangible Personal Property and Intellectual Property to be acquired by Buyer hereunder;

9.1.2             An Assignment assigning to LBI Sub the FCC Licenses;

9.1.3 An Assignment assigning to LBI each of the Assumed Contracts together with the Required Consents and the original copies of the Assumed Contracts;

9.1.4             The files, records and logs referred to in Section 2.1.5;

9.1.5 Opinions of Seller's counsel and Seller's FCC counsel, each dated as of the Closing Date substantially in the form of Exhibits "A" and "B";

9.1.6 Copies of resolutions of the Board of Directors of SAH Parent, SAH Sub and SAH License Sub, in each case certified by the Party's Secretary, authorizing the execution, delivery and performance of this Agreement and the transaction contemplated hereby;

9.1.7 A certificate, dated as of the Closing Date, executed by the President and Chief Executive Officer of Seller, to the effect that, (i) the material representations and warranties of Seller contained in this Agreement are true and complete on and as of the Closing Date as though made on and as of the Closing Date, except as specifically contemplated by this Agreement; (ii) Seller has complied with or performed all material terms, covenants, agreements and conditions required by this Agreement to be complied with or performed by it prior to and at the Closing Date; (iii) all Required Consents have been obtained by Seller and delivered to Buyer; (iv) except for matters affecting the television broadcasting industry generally, no litigation, action, suit, judgment, proceeding or investigation is pending or outstanding or, to the knowledge of Seller, threatened, before any forum, court, or governmental body, department or agency of any kind, which has the stated purpose or the probable effect of enjoining or preventing the consummation of this Agreement or the transaction contemplated hereby or to recover damages by reason thereof, or which questions the validity of any action taken or to be taken pursuant to or in connection with this Agreement; (v) to the knowledge of Seller, no insolvency proceedings of any character including, without limitation, receivership, reorganization, composition or arrangement with creditors, voluntary or involuntary, affecting Seller or any of its material assets or properties is pending, and Seller has not taken any action in contemplation of, or which would constitute the basis for, the institution of any such insolvency proceedings; and (vi) Seller has performed the requirements of this
                  Section 9.1;

9.1.8 Instructions to the Escrow Agent to deliver the Escrow Deposit to LBI Holdings in accordance with the provisions of Section 3.1.2.; and

9.1.9 Such other instruments of transfer, documents or certificates requested by Buyer as may be necessary or appropriate to transfer to and vest in Buyer all of Seller's right, title and interest in and to the Purchased Assets or as reasonably may be requested by Buyer to evidence consummation of this Agreement and the transaction contemplated hereby.

9.2 Buyer's Performance at Closing. On the Closing Date at the Closing Place, Buyer will execute and deliver or cause to be delivered to Seller:

9.2.1 The monies payable as set forth in Section 3.1.1 by wire transfer of federal funds;

9.2.2 An opinion of Buyer's counsel dated as of the Closing Date substantially in the form of Exhibit "C";

9.2.3             Copies  of  resolutions  of the  Boards  of  Directors  of LBI
                  Holdings, LBI and LBI Sub, in each case certified by its Secretary, authorizing the execution, delivery and performance of this Agreement and the transaction contemplated hereby;

9.2.4 A certificate, dated as of the Closing Date, executed by the Executive Vice President of LBI Holdings and Buyer, to the effect that (i) the material representations and warranties of LBI Holdings and Buyer contained in this Agreement are true and complete on and as of the Closing Date as though made on and as of the Closing Date, except as specifically contemplated by this Agreement; (ii) LBI Holdings and Buyer have each complied with or performed all material terms, covenants, agreements and conditions required by this Agreement to be complied with or performed by it prior to and at the Closing Date; (iii) except for matters affecting the television broadcasting industry generally, no litigation, action, suit, judgment, proceeding or investigation is pending or outstanding or, to the knowledge of LBI Holdings and Buyer, threatened, before any forum, court or governmental body, department or agency of any kind which has the stated purpose or the probable affect of enjoining or preventing the consummation of this Agreement or the transaction contemplated hereby or to recover damages by reason thereof, or which questions the validity of any action taken or to be taken pursuant to or in connection with this Agreement; (iv) to the knowledge of LBI Holdings and Buyer, no insolvency proceedings of any character including, without limitation, receivership, reorganization, composition or arrangement with creditors, voluntary or involuntary, affecting LBI Holdings or Buyer or any of their respective assets or properties is pending, and neither LBI Holdings nor Buyer has taken any action in contemplation of, or which would constitute the basis for, the institution of any such insolvency proceedings; and (v) LBI Holdings and Buyer have each performed the requirements of this Section 9.2;

9.2.5 A writing evidencing the assumption by Buyer of each of the Assumed Contracts consistent with the provisions of this Agreement; and

9.2.6             Such  other   instruments,   documents  and   certificates  as
                  reasonably may be requested by Seller to consummate this Agreement and the transaction contemplated hereby.

ARTICLE X
                                 INDEMNIFICATION

10.1 Indemnification by Seller. It is understood and agreed that LBI Holdings and Buyer do not assume and will not be obligated to pay any liability of Seller under the terms of this Agreement or otherwise and will not be obligated to perform any obligations of Seller of any kind or manner, except in connection with the Assumed Contracts and with respect thereto only to the extent such obligations arise subsequent to the consummation of the transaction contemplated hereby on the Closing Date. Seller, hereby agrees to indemnify, defend and hold harmless LBI Holdings and Buyer, their successors and assigns, for a period of two years following the Closing Date, from and against:

10.1.1 Any and all Damages, occasioned by, arising out of or resulting from the operation of the Station prior to the Closing Date, including, but not limited to, any and all claims, liabilities and obligations arising or required to be performed prior to the Closing Date under any of the Assumed Contracts or otherwise with respect to Seller's ownership and operation of the Station prior to the Closing Date; and

10.1.2 Any and all Damages occasioned by, arising out of or resulting from any material misrepresentation, material breach of warranty or covenant, or material default or material nonfulfillment of any agreement on the part of Seller under this Agreement, or from any material misrepresentation in or material breach of any certificate, agreement, appendix, Schedule, or other instrument furnished to LBI Holdings or Buyer pursuant to this Agreement or in connection with the transaction contemplated hereby.

10.2 Indemnification by LBI Holdings and Buyer. LBI Holdings and Buyer agree to indemnify, defend and hold harmless Seller, its successors and assigns, for a period of two years following the Closing Date from and against:

10.2.1 Any and all Damages occasioned by, arising out of or resulting from the operation of the Station on or subsequent to the Closing Date, including, but not limited to, any and all claims, liabilities and obligations arising or required to be performed on or subsequent to the Closing Date under any of the Assumed Contracts or otherwise with respect to Buyer's ownership and operation of the Station from and after the Closing Date; and

10.2.2 Any and all Damages occasioned by, arising out of or resulting from any material misrepresentation, material breach of warranty or covenant, or material default or material nonfulfillment, of any agreement on the part of LBI Holdings or Buyer under this Agreement, or from any material misrepresentation in or material breach of any certificate, agreement, appendix, Schedule or other instrument furnished to Seller pursuant to this Agreement or in connection with the transaction contemplated hereby.
10.3 Third-Party Claims. In the event of third party claims, each Party ("Indemnified Party") shall give written notice to the other Party ("Indemnifying Party") as soon as practicable and in no event later than ten business days after the Indemnified Party has knowledge, or the discovery, of any facts which in its opinion entitle or may entitle it to indemnification under this Section 10.3. Seller, on the one hand, and LBI Holdings and Buyer, on the other, shall be considered a single Party for purposes of this Section 10.3. However, failure to give such notice will not preclude the Indemnified Party from seeking indemnification hereunder, unless, and to the extent that, such failure adversely affects to a material degree the Indemnifying Party's ability to defend against such a claim. The Indemnifying Party will promptly defend such a claim by counsel approved by the Indemnified Party, which approval shall not be unreasonably withheld, and the Indemnified Party may appear at any proceeding, at its own cost, by counsel of its own choosing and will otherwise reasonably cooperate in the defense of such claim, provided that the Indemnifying Party shall promptly reimburse the Indemnified Party all reasonable costs, expenses and attorneys' fees incurred in the course of cooperating in the defense of such claim. The Indemnifying Party shall be responsible for all costs and expenses of any settlement. If the Indemnifying Party within ten business days after notice of a claim fails to defend the Indemnified Party, the Indemnified Party will be entitled to undertake the defense, compromise or settlement of such claim at the expense of and for the account and risk of the Indemnifying Party. Anything in this Section to the contrary notwithstanding:

10.3.1 If LBI Holdings or Buyer is the Indemnified Party and in the reasonable judgment of LBI Holdings or Buyer there is a reasonable probability that a claim may materially and adversely affect the Indemnified Party or its continued operation of the Station, the Indemnified Party will have the right, at its own cost and expense, to undertake the prosecution, compromise and settlement of such claim, and the Indemnifying Party will cooperate with the Indemnified Party;

10.3.2 If the facts giving rise to indemnification hereunder involve a possible claim by the Indemnified Party against a third party, the Indemnified Party will have the right, at its own cost and expense, to undertake the prosecution, compromise and settlement of such claim; and

10.3.3 The Indemnifying Party will not, without the consent of the Indemnified Party, enter into or settle or compromise any claim or consent to any entry of judgment which (i) in the reasonable judgment of LBI Holdings or Buyer may materially and adversely affect LBI Holdings or Buyer or its continued operation of the Station, and (ii) does not include as an unconditional term thereof the giving by the claimant or the plaintiff to the Indemnified Party of a full and complete release from all liability in respect to such claim.

10.4 Survival of Representations and Warranties. The representations and warranties contained in this Agreement or in any Schedule or Exhibit, or in any certificate or other instrument delivered pursuant to this Agreement, will survive the Closing Date for a period of two years.

ARTICLE XI
                            MISCELLANEOUS PROVISIONS

11.1 Notices. All notices, demands and requests, required or permitted to be given under the provisions of this Agreement shall be in writing and will be deemed duly given if sent by express mail, postage prepaid, overnight express service or mailgram, effective upon receipt and addressed as follows:

                  If to Seller:

                           George J. Phillips, Esq.
                           Executive Vice President & General Counsel
                           Shop At Home, Inc.
                           P.O. Box 305249
                           Nashville, TN 37230-5249
                                    Fax: (615) 263-8911

                  Copy (which shall not, by itself, constitute notice) to:

                           Richard J. Bodorff, Esq.
                           Wiley, Rein & Fielding
                           1776 "K" Street, N.W.
                           Washington, D.C. 20006
                                    Fax: (202) 429-7049

                  If to LBI Holdings or Buyer:

                           Lenard D. Liberman
                           Vice President
                           Liberman Television Inc.
                           5724 Hollywood Boulevard
                           Hollywood, California  90028
                                    Fax:  (323) 463-8800

                  Copy (which shall not, by itself, constitute notice) to:

                           Joseph K. Kim, Esq.
                           O'Melveny & Myers LLP
                           400 South Hope Street, 15th Floor
                           Los Angeles, California 90071
                                    Fax:  (213) 430-6407

or any such other addresses as any Party may from time to time supply in writing to the other Parties.

11.2 Benefit and Assignment. This Agreement will be binding upon and inure to the benefit of the Parties, and their respective successors and assigns. This Agreement will not be assignable by a Party without the prior written consent of all of LBI Holdings, Buyer and Seller; provided, however, that LBI Holdings and Buyer may assign its rights and obligations hereunder without Seller's consent to any party owned, directly or indirectly, by LBI Holdings; and provided, further, that Foothill Capital Corporation shall have the right to receive a portion of the Purchase Price (to the extent Seller has the right to receive the Purchase Price hereunder and subject to any defenses Buyer may have against Seller) directly from Buyer in accordance with (and only to the extent set forth
in) Section 3.1.1.

11.3 Other  Documents.  The Parties will execute such other  documents as may be
necessary  and  desirable  to  the   implementation  and  consummation  of  this
Agreement.

11.4 Appendices. All Schedules and Exhibits are deemed to be part of this Agreement and incorporated herein, where applicable, as if fully set forth herein. Whenever, by the terms of this Agreement or any subsequent agreement of the Parties, any additions or deletions are made to the Purchased Assets shown on the Schedules, the Schedules affected shall be appropriately modified to reflect those changes.

11.5 Construction. This Agreement will be governed, construed and enforced in accordance with the laws of the State of California as they apply to agreements executed and fully to be performed in California (without reference to California's choice of law rules).

11.6 Jurisdiction; Attorneys' Fees. Each party hereto agrees that any and all claims, grievances, demands, controversies, causes of action or disputes of any nature whatsoever (hereinafter "Transaction Claims") arising out of, in connection with or in relation to the interpretation, performance or breach of this Agreement between the parties hereto, shall be brought in the United States District Court for the Central District of California or, if such court does not have jurisdiction or will not accept jurisdiction, in any court of general jurisdiction in the County of Los Angeles, California. Each party hereto unconditionally and irrevocably consents to the jurisdiction of any such court over any Transaction Claims and waives any objection which such party may have to the laying of venue of any Transaction Claims in any such court. In the event of any Transaction Claim, the prevailing party shall be entitled to recover from the losing party reasonable attorneys' fees, expenses and costs.

11.7 Counterparts. This Agreement may be signed in any number of counterparts with the same effect as if the signature on each such counterpart were upon the same instrument.

11.8 Headings. The headings of the Sections of this Agreement are inserted as a matter of convenience and for reference purposes only and in no respect define, limit or describe the scope of this Agreement or the intent of any Section.

11.9 Entire Agreement. This Agreement, all Schedules and Exhibits and all agreements, certificates and instruments delivered by the Parties pursuant to the terms of this Agreement represent the entire understanding and agreement between the Parties with respect to the subject matter hereof, supersede all prior negotiations and agreements between the Parties, including the Letter Agreement dated October 11, 2000 signed by SAH Parent and LBI Holdings, and can be amended, supplemented, waived or changed only by an amendment in writing which makes specific reference to this Agreement or the amendment, as the case may be, and which is signed by the Party against whom enforcement of any such amendment, supplement, waiver or modification is sought.

                  IN WITNESS WHEREOF, the Parties have caused this Agreement to be executed and delivered by their duly authorized officers on the day and year first above written.


                                        SHOP AT HOME, INC.


                                        By:  ____________/s/__________________
                                        Kent E. Lillie,
                                        President and Chief Executive Officer


                                        SAH-HOUSTON CORPORATION


                                        By:  ____________/s/__________________


                                        SAH-HOUSTON LICENSE CORP.


                                        By:  ____________/s/__________________


                                        LBI HOLDINGS II, INC.


                                        By:  ____________/s/__________________
                                        Lenard D. Liberman
                                        Vice President


                                        LIBERMAN TELEVISION OF HOUSTON, INC.


                                        By:  ____________/s/__________________
                                        Lenard D. Liberman
                                        Vice President

                                    and

                                        KZJL LICENSE CORP.


                                        By:  _____________/s/_________________
                                        Lenard D. Liberman
                                        Vice President

                                                     TABLE OF CONTENTS

                                                                        Page



ARTICLE I         DEFINITIONS..............................................1

         1.1      Definitions..............................................1

         1.2      Knowledge................................................9

ARTICLE II        PURCHASE AND SALE OF ASSETS..............................9

         2.1      Assets to be Conveyed....................................9

         2.2      Excluded Assets and Liabilities..........................10

ARTICLE III       PURCHASE PRICE; METHOD OF PAYMENT; ESCROW DEPOSIT........10

         3.1      Purchase Price...........................................10

         3.2      Liabilities Assumed......................................11

         3.3      Escrow Deposit...........................................11

         3.4      Buyer's Remedies.........................................12

         3.5      Allocation...............................................12

         3.6      Prorations...............................................13

ARTICLE IV        REPRESENTATIONS AND WARRANTIES BY SELLER.................13

         4.1      Organization and Standing................................13

         4.2      Authorization............................................13

         4.3      FCC Licenses.............................................13

         4.4      Purchased Assets.........................................15

         4.5      Insurance................................................15

         4.6      Litigation...............................................15

         4.7      Contracts................................................15

         4.8      Insolvency...............................................15

         4.9      Reports..................................................15

         4.10     No Defaults..............................................16

         4.11     Disclosures..............................................16

         4.12     Environmental Compliance.................................16

         4.13     Must Carry Rights........................................16

         4.14     Intellectual Property....................................17

         4.15     Brokers..................................................18

ARTICLE V         REPRESENTATIONS AND WARRANTIES BY BUYER AND LBI HOLDINGS.18

         5.1      Status...................................................18

         5.2      No Defaults..............................................18

         5.3      Corporate Action.........................................18

         5.4      Brokers..................................................19

         5.5      Qualification as a Broadcast Licensee....................19

         5.6      Litigation...............................................19

         5.7      Approvals and Consents...................................19

ARTICLE VI        COVENANTS OF SELLER......................................19

         6.1      Affirmative Covenants of Seller..........................19

         6.2      Negative Covenants of Seller.............................20

ARTICLE VII       ADDITIONAL AGREEMENTS....................................21

         7.1      Application for Commission Consent; Other Consents.......21

         7.2      Mutual Right to Terminate................................22

         7.3      Buyer's Right to Terminate...............................22

         7.4      Seller's Right to Terminate..............................22

         7.5      Risk of Loss.............................................22

         7.6      Transfer Taxes; Expenses; Bulk Sales.....................24

         7.7      Relocation...............................................24

ARTICLE VIII  CLOSING CONDITIONS...........................................31

         8.1      Conditions Precedent to Buyer's Obligations..............31

         8.2      Conditions Precedent to Seller's Obligations.............32

ARTICLE IX        ITEMS TO BE DELIVERED AT THE CLOSING.....................33

         9.1      Seller's Performance At Closing..........................33

         9.2      Buyer's Performance at Closing...........................34

ARTICLE X         INDEMNIFICATION..........................................36

         10.1     Indemnification by Seller................................36

         10.2     Indemnification by LBI Holdings and Buyer................36

         10.3     Third-Party Claims.......................................37

         10.4     Survival of Representations and Warranties...............37

ARTICLE XI        MISCELLANEOUS PROVISIONS.................................38

         11.1     Notices..................................................38

         11.2     Benefit and Assignment...................................38

         11.3     Other Documents..........................................39

         11.4     Appendices...............................................39

         11.5     Construction.............................................39

         11.6     Jurisdiction; Attorneys' Fees............................39

         11.7     Counterparts.............................................39

         11.8     Headings.................................................39

         11.9     Entire Agreement.........................................39