Form 10-Q
period 2000-12-31
SHOP AT HOME INC /TN/
filed 2001-01-30
CIK 810029

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


          For the Quarter Ended                    Commission File Number
            December 31, 2000                              0-25596
        -------------------------               ---------------------------


                               SHOP AT HOME, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


            TENNESSEE                                    62-1282758
            ---------                                    ----------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)


                           5388 Hickory Hollow Parkway
                                P. O. Box 305249
                         Nashville, Tennessee 37230-5249
                        ---------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (615) 263-8000
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock $.0025 par value                        39,503,122
------------------------------            -----------------------------------
         (Title of class)                      (Shares outstanding at
                                                  January 25, 2001)

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                                      Index
              Three and Six Months Ended December 31, 2000 and 1999
--------------------------------------------------------------------------





Part     I        FINANCIAL INFORMATION


         Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets                             3

         Condensed Consolidated Statements of Operations                   4

         Condensed Consolidated Statements of  Cash Flows                  5-6

         Notes to Condensed Consolidated Financial Statements              7-11


         Item 2 -  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         12-17

         Item 3 -  Quantitative and Qualitative Disclosure About
                     Market Risk                                           17-19

Part     II       OTHER INFORMATION

         Item 1 - Legal Proceedings                                        20

         Item 2 - Changes in Securities                                    20

         Item 3 - Defaults upon Senior Securities                          20

         Item 4 - Submission of Matters to a Vote of Security Holders      20

         Item 6 - Exhibits and Reports on Form 8-K                         20

                  Exhibit 27         Financial Data Schedule (For SEC use only)




                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)

                                                                            December 31, 2000                June 30, 2000
                                                                           ---------------------           -------------------
                                                                               (Unaudited)

Cash and cash equivalents                                                               $10,804                       $27,515
Accounts receivable - net                                                                 8,389                        15,892
Inventories - net                                                                        13,541                        15,828
Prepaid expenses                                                                            902                         1,214
Deferred tax assets                                                                       4,724                         1,825
Discontinued operations                                                                   2,143                             -
                                                                           ---------------------           -------------------
     Total current assets                                                                40,503                        62,274

Related party - note receivable, net of discounts of $48 and
   $64 at December 31, 2000 and June 30, 2000, respectively                                 719                           703
Property and equipment - net                                                             45,429                        48,812
Deferred tax asset                                                                       15,627                         8,128
Restricted cash                                                                               -                         5,058
FCC  and NFL Licenses - net                                                              95,849                        96,615
Goodwill, net                                                                               535                         2,202
Other assets                                                                              3,582                         3,502
                                                                           ---------------------           -------------------
    Total assets                                                                      $202,244                      $227,294
                                                                           =====================           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                    25,372                        32,215
Current portion - capital leases and long term debt                                      20,916                        12,775
Deferred revenue                                                                                                          478
                                                                                          4,040
                                                                           ---------------------           -------------------
     Total current liabilities                                                           50,328                        45,468

Long-term debt                                                                           76,110                        84,336
Redeemable preferred stock:

   Series A - $10 par value, 1,000,000 shares
   authorized;  92,732 shares issued and outstanding at
   December 31, 2000 and June 30, 2000; redeemable at $10
   per share plus unpaid dividends accrued                                                  941                           941

   Series B - $10,000 stated value, 2,000 shares authorized; 2,000 issued and 611 and 2,000 shares outstanding at December 31, 2000
   and June 30, 2000, respectively; redeemable as
   discussed in June 30, 2000 Annual Report on Form 10-K                                  3,318                        11,563

Stockholders' equity:
Common stock - $.0025 par value,
   100,000,000 shares authorized; 39,093,026 and
   31,264,772 shares issued at December 31, 2000
   and June 30, 2000, respectively                                                           98                            78
Additional paid in capital                                                              109,989                       106,482
Accumulated deficit                                                                    (38,540)                      (21,574)
                                                                           ---------------------           -------------------
     Total liabilities and stockholders' equity                                        $202,244                      $227,294
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

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                             (Thousands of Dollars)
----------------------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended              Six Months Ended
                                                                       December 31,                   December 31,
                                                               ------------------------------ ------------------------------
                                                                    2000           1999           2000            1999
                                                               --------------- -------------- -------------- ---------------
                                                                (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)

Net revenues                                                          $46,515        $54,208        $87,294        $100,031
Operating expenses:
   Cost of goods sold (excluding items listed below)                   29,690         34,403         57,541          64,058
   Salaries and wages                                                   4,603          2,906          9,243           5,453
   Transponder and affiliate charges                                    8,156          8,604         16,619          16,497
   Advertising                                                          1,435            252          2,303             331
   General and administrative                                           5,081          4,544          9,970           8,314
   Depreciation and amortization                                        3,058          1,592          5,974           2,820
                                                               --------------- -------------- -------------- ---------------
     Total operating expenses                                          52,023         52,301        101,650          97,473
                                                               --------------- -------------- -------------- ---------------

Income (loss)  from operations                                        (5,508)          1,907       (14,356)           2,558

Interest income                                                           227            196            492             500
Interest expense                                                      (3,108)        (2,259)        (5,914)         (4,527)
Other income                                                                -              -              4              30
                                                               --------------- -------------- -------------- ---------------
Loss before income taxes                                              (8,389)          (156)       (19,774)         (1,439)

Income tax benefit                                                    (3,186)           (53)        (7,514)           (547)
                                                               --------------- -------------- -------------- ---------------

Net loss from continuing operations                                   (5,203)          (103)       (12,260)           (892)
                                                               --------------- -------------- -------------- ---------------

Loss from  discontinued  operations of CET to December
   29, 2000, plus applicable income tax benefit of 123,
   129, 368 and 130, respectively                                       (200)          (211)          (598)           (212)

Loss on disposal of CET, plus applicable income tax
   benefit of 1,684                                                   (2,749)              -        (2,749)               -
                                                               --------------- -------------- -------------- ---------------
Net loss before cumulative effect of accounting change                (8,152)          (314)       (15,607)         (1,104)

Cumulative effect of accounting change plus applicable
   income tax benefit of 832 (see note 8)                                   -              -        (1,359)               -
                                                               --------------- -------------- -------------- ---------------

     Net loss                                                         (8,152)          (314)       (16,966)         (1,104)
                                                               --------------- -------------- -------------- ---------------

Preferred stock accretion and dividends (see note 5)                  (4,227)            (3)        (5,439)             (6)
                                                               --------------- -------------- -------------- ---------------

Net loss available for common shareholders                          $(12,379)         $(317)      $(22,405)        $(1,110)
                                                               =============== ============== ============== ===============

Basic loss per common share:
Loss from continuing operations                                       $(0.27)              -        $(0.53)         $(0.03)
Loss from discontinued operations                                     $(0.08)        $(0.01)        $(0.10)         $(0.01)
Cumulative effect of accounting change                                      -              -        $(0.05)               -
                                                               --------------- -------------- -------------- ---------------

Basic loss per share                                                  $(0.35)        $(0.01)        $(0.68)         $(0.04)
                                                               =============== ============== ============== ===============

Diluted loss per common share:
Loss from continuing operations                                       $(0.27)              -        $(0.53)         $(0.06)
Loss from discontinued operations                                     $(0.08)        $(0.01)        $(0.10)         $(0.01)
Cumulative effect of accounting change                                      -              -        $(0.05)               -
                                                               --------------- -------------- -------------- ---------------
Diluted loss per share                                                $(0.35)        $(0.01)        $(0.68)         $(0.07)
                                                               =============== ============== ============== ===============


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 2000 and 1999
                             (Thousands of Dollars)

                                                                                     2000                        1999
                                                                                  (Unaudited)                 (Unaudited)
                                                                               -------------------         -------------------

CASH FLOW FROM OPERATING ACTIVITIES:

   Net loss                                                                             $(16,966)                    $(1,104)
   Non-cash expenses/(income) included in net loss:
    Depreciation and amortization                                                           5,974                       3,187
    Cumulative effect of accounting change                                                  1,359                           -
    Discontinued operations                                                                 4,433                           -
    Deferred tax benefit                                                                 (10,398)                       (677)
    Deferred interest                                                                         520                        (14)
    Provision for bad debt                                                                    857                         315
    Provision for inventory obsolescence                                                      202                         290
    Changes in current and non-current items
    Accounts receivable                                                                     6,003                     (6,748)
    Inventories                                                                               787                     (5,987)
    Prepaid expenses and other assets                                                         312                        (91)
    Accounts payable and accrued expenses                                                 (9,324)                       1,924
    Deferred revenue                                                                        3,562                         133
                                                                               -------------------         -------------------
     Net cash used by operations                                                         (12,679)                     (8,772)
                                                                               ===================         ===================

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of equipment                                                                   (949)                    (12,422)
    Investment in marketable securities                                                         -                     (4,997)
    Deposits                                                                                 (47)                       (135)
    Licenses                                                                                (525)                       (567)
    Net change in restricted cash                                                           2,427                         498
    Other assets                                                                                -                        (22)
                                                                               -------------------         -------------------
     Net cash provided (used) by investing activities                                         906                    (17,645)
                                                                               ===================         ===================

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from debt                                                                          -                      10,000
    Proceeds from stock offering                                                                -                      44,293
    Exercise of stock options and warrants                                                      6                         162
    Payment of stock issuance costs                                                             -                       (757)
    Debt acquisition costs                                                                      -                       (222)
    Preferred stock dividends                                                               (131)                           -
    Preferred stock redemption                                                            (4,368)                           -
    Repayments of debt and capitalized leases                                               (445)                    (20,214)
                                                                               -------------------         -------------------
     Net cash provided (used) by financing activities                                     (4,938)                      33,262
                                                                               ===================         ===================

NET INCREASE/(DECREASE) IN CASH                                                          (16,711)                       6,845

    Cash beginning of period                                                               27,515                       7,066
                                                                               -------------------         -------------------
    Cash end of period                                                                    $10,804                     $13,911
                                                                               ===================         ===================


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                       SHOP AT HOME, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                   Six Months Ended December 31, 2000 and 1999
                             (Thousands of Dollars)

--------------------------------------------------------------------------------------------------------------------------------

                                                                            2000                               1999
                                                                  --------------------------        ----------------------------
                                                                         (Unaudited)                        (Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes                                                           $         337                       $         348
                                                                  ==========================        ============================

Cash paid for interest                                                        $       4,909                       $       4,219
                                                                  ==========================        ============================

SCHEDULE OF NONCASH FINANCING ACTIVITIES

Accrued preferred stock dividends                                             $         229                       $           -
                                                                  ==========================        ============================

Reversal of conversion of preferred stock into shares of
   common stock                                                               $           -                       $         318
                                                                  ==========================        ============================


Income tax benefit from exercise of stock options                             $           -                       $         159
                                                                  ==========================        ============================


Property and equipment acquired through capital leases                        $         360                       $       1,588
                                                                  ==========================        ============================


Conversion of 973 shares of Series B preferred stock into
   common stock                                                               $       4,711                       $           -
                                                                  ==========================        ============================


Dividend on Series B preferred stock paid in common stock                     $         264                       $           -
                                                                  ==========================        ============================














          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                          December 31, 2000 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All dollar values have been expressed in thousands (000s) unless otherwise noted except for per share data. The financial information included herein is unaudited for the quarter ended December 31, 2000 and 1999; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company, necessary for a fair presentation of financial condition and results of operations of the interim periods. The condensed consolidated balance sheet data for the fiscal year ended June 30, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accounting policies followed by the Company are set forth in the Company's financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Certain  amounts  in  the  prior  periods'  condensed   consolidated   financial
statements have been reclassified for comparative purposes to conform to the current year presentation.

NOTE 2 -- INVENTORY

        The components of inventory at December 31, 2000 and June 30, 2000 are as follows:

                                                                     December 31,              June 30,
                                                                         2000                    2000
                                                                         ----                    ----

           Products purchased for resale                                     $ 14,063              $  12,688
           Finished goods (Collector's Edge)                                        -                  2,909
           Work in progress (Collector's Edge)                                      -                    900
                                                                  --------------------     ------------------
                                                                               14,063                 16,497
           Valuation allowance                                                  (522)                  (669)
                                                                  --------------------     ------------------
              Total                                                          $ 13,541              $  15,828
                                                                  ====================     ==================

NOTE 3 - REVOLVING CREDIT AGREEMENT

On October 30, 2000 the Company obtained a $20.0 million revolving line of credit from a financial institution, of which $20.0 million was outstanding as of December 31, 2000. The new facility matures on November 2, 2001. No principal payments are due before then except as required as certain assets are sold. The facility requires that interest be paid at least quarterly at a variable rate (11.625% currently) based on LIBOR or prime rate. The facility contains covenants restricting the sale of assets, mergers and investments and requiring that cash on hand exceed $5.0 million at all times.

NOTE 4 - RELATED PARTY TRANSACTIONS

An entity affiliated with Frank A. Woods, a director of the Company, was paid a finder's fee of $200,000 in connection with the new revolving credit facility. The fee was approved by the Board of Directors of the Company (with Mr. Woods abstaining) as fair and reasonable and comparable to fees paid to third persons for such services.


NOTE 5 - NET LOSS PER SHARE

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Dilutive securities are represented by options, warrants and convertible preferred stock outstanding and are not included in the computation for loss periods because they would be antidilutive.

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) from continuing operations per common share (in millions, except share and per share amounts):

                                                               Three Months Ended               Six Months Ended
                                                                  December 31,                     December 31,
                                                             2000             1999             2000            1999
                                                        ---------------- ---------------- --------------- ----------------

Numerator:
   Net loss from continuing operations                      $   (5,203)        $   (103)      $ (12,260)        $   (892)
   Preferred stock accretion and dividends                      (4,227)              (3)         (5,439)              (6)
                                                        ---------------- ---------------- --------------- ----------------
   Numerator for basic loss per share
     available to common stockholders after
     assumed conversions                                    $   (9,430)        $   (106)      $ (17,699)        $   (898)
                                                        ================ ================ =============== ================

Denominator:
   Denominator for basic earnings per share-
     adjusted weighted-average shares and
     assumed conversions                                         34,956           30,397          33,111           30,178
                                                        ================ ================ =============== ================

Basic loss per share                                        $    (0.27)        $       -      $   (0.53)        $  (0.03)
                                                        ================ ================ ================ ===============
Diluted loss per share                                      $    (0.27)        $       -      $   (0.53)        $  (0.03)
                                                        ================ ================ =============== ================

Although these amounts are excluded from the computation in loss years because their inclusion would be anti-dilutive, they are shown here for information and comparative purposes only.

a)       Employee stock options and warrants                     7,503            5,233           7,503             5,233
b)       Convertible preferred stock                             5,507              113           5,507               113

Included in the preferred stock accretion and dividends above for the quarter ending December 31, 2000 are $311 for dividends paid in cash, common stock or accrued, $2,012 for the beneficial conversion feature accretion, and $1,904 loss on repurchase of preferred stock treated as a dividend. Included in the six months ending December 31, 2000 are $131 for dividends paid in cash, $264 for dividends paid in common stock, $229 in accrued dividends not yet paid, $2,911 for the beneficial conversion feature accretion, and $1,904 loss on repurchase of preferred stock treated as a dividend.

The Company adopted certain provisions of EITF 00-27, "Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Securities", in the second quarter of fiscal 2001. EITF 00-27 changed the approach of calculating the conversion price used in determining the value of the beneficial conversion feature from using the conversion price stated in the preferred stock certificate to using the accounting conversion price. The adoption of this EITF increased the original value of the beneficial conversion feature from $3,596 to $7,796. In accordance with EITF the adoption was treated as a cumulative effect of an accounting change which resulted in a cumulative adjustment to dividends of $499 which was recorded in the second quarter of fiscal 2001.


NOTE 6 - DISCONTINUANCE OF COLLECTOR'S EDGE

The Company has discontinued the operations of its subsidiary and segment, Collector's Edge of Tennessee (CET), which formerly manufactured and distributed football trading cards. The Company is currently negotiating the sale of CET's assets, which have been written down to reflect management's estimate of their net realizable value. Revenues from CET are as follows:

                                                                Three Months Ended              Six Months Ended
                                                                   December 31,                    December 31,
                                                             2000             1999             2000            1999
                                                        ---------------- ---------------- --------------- ----------------

                                                            $1,349           $2,431           $2,519          $4,491

NOTE 7 - SEGMENT DISCLOSURE

The Company operates principally in two segments: Network and collectibles.comsm. The Network segment consists of home shopping, which primarily includes the sale of merchandise on television. The collectibles.comsm segment, which became operational November 12, 1999, consists of the Company's website, which specializes in the sale of collectible merchandise over the Internet. The Company operates almost exclusively in the United States.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                              INDUSTRY SEGMENT DATA

                                         Three Months Ended December 31,              Six Months Ended December 31,
                                         -------------------------------              -----------------------------
                                           2000                  1999                   2000                   1999
                                           ----                  ----                   ----                   ----

Revenues:
   Network                                 $     41,766          $     53,780           $      78,706          $     99,603
   collectibles.comsm                             5,402                   428                   9,865                   428
   Intersegment Sales                             (653)                     -                 (1,277)                     -
                                    -------------------- --------------------- -----------------------  --------------------
                                           $     46,515          $     54,208           $      87,294          $    100,031
                                    ==================== ===================== =======================  ====================

Income (loss) from operations:
   Network                                $     (3,484)          $      2,375          $     (10,575)          $      3,353
   collectibles.comsm                           (2,024)                 (468)                 (3,781)                 (795)
                                    -------------------- --------------------- -----------------------  --------------------
                                          $     (5,508)          $      1,907          $     (14,356)          $      2,558
                                    ==================== ===================== =======================  ====================

Depreciation and amortization:
   Network                                 $      2,706          $      1,573           $       5,269          $      2,784
   collectibles.comsm                               352                    19                     705                    36
                                    -------------------- --------------------- -----------------------  --------------------
                                           $      3,058          $      1,592           $       5,974          $      2,820
                                    ==================== ===================== =======================  ====================

Income (loss) before taxes:
   Network                                $     (6,364)           $       311          $     (15,992)          $      (644)
   collectibles.comsm                           (2,025)                 (467)                 (3,782)                 (795)
                                    -------------------- --------------------- -----------------------  --------------------
                                          $     (8,389)          $      (156)          $     (19,774)         $     (1,439)
                                    ==================== ===================== =======================  ====================



                                                                                    December 31, 2000         June 30, 2000
                                                                               -----------------------  --------------------
Assets:
   Network                                                                              $     191,688          $    211,433
   Collectibles.comsm                                                                           9,563                 8,830
   Discontinued Operations                                                                      2,143                 8,331
   Intersegment eliminations                                                                  (1,150)               (1,300)
                                                                               -----------------------  --------------------
                                                                                        $     202,244          $    227,294
                                                                               =======================  ====================


NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

Pursuant to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB101")" the Company changed its method of recognizing revenue on products it ships to its customers. Prior to the adoption of SAB101 the Company recognized revenue when the products were shipped to the customers, as the products were shipped FOB shipping point. Pursuant to the new guidance in SAB101 the Company now recognizes the revenue from shipments once the product is received by the customer. This change was necessitated since the Company routinely maintains risk of loss while the products are in transit, via its insurance coverage. In accordance with SAB101, the Company has reduced revenue for the products which were shipped at the end of the period but not received by the customer by recording a cumulative effect of an accounting change of $1,359 (net of a tax benefit of $832) for the effects through June 30, 2000 and restating the first two quarters of fiscal 2001. The restatement for the first quarter and the adoption of SAB 101 in the second quarter had the following effect on the Company's financial statements:

                                         Three Months Ended            Three Months Ended             Six Months Ended
                                         -------------------           --------------------          ------------------
                                          September 30, 2000            December 31, 2000            December 31, 2000
                                         -------------------           --------------------          ------------------
                                                           Increase (decrease) to line item identified

Net Revenue                                       382                           1,201                        1,582
Cost of Goods                                     576                             655                        1,232
Operating loss                                    194                           (546)                        (350)
Net loss from continuing operations               120                           (339)                        (219)
Net loss before cumulative
   effect of accounting change                    120                           (339)                        (219)
Cumulative effect of
   accounting change                            1,359                              -                         1,359
Net loss available to common
   shareholders                                 1,479                           (339)                        1,142

                                                                        September 30, 2000             September 30, 2000
                                                                        ------------------             ------------------
                                                                             Previous                       Restated
                                                                             --------                       --------

Accounts receivable                                                            10,477                           8,469
Inventory                                                                      10,120                          11,205
Deferred tax                                                                   14,450                          15,282
Deferred revenue                                                                  483                           4,476
Retained earnings                                                            (28,911)                        (30,388)

Pursuant to Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company changed its classification of shipping and handling costs in the second quarter of fiscal 2001. Prior to the issuance of EITF 00-10, the Company netted shipping and handling costs against shipping and handling revenue and included the net amount in net revenues. In accordance with EITF 00-10 the Company has reclassified all shipping and handling costs to cost of goods sold which increased net revenue and cost of goods as follows:

                                     Three Months Ended          Three Months Ended           Six Months Ended
                                         September 30,               December 31,                December 31,
                                     2000           1999          2000          1999        2000           1999
                                     ----           ----          ----          ----        ----           ----

Net revenues                        $1,910          2,602         2,063        2,558        3,973         5,160

Cost of goods sold                  $1,910          2,602         2,063        2,558        3,973         5,160

The adoption of EITF 00-10 had no effect on operating loss or net loss.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Company's consolidated financial statements and related notes included elsewhere herein.

General

         The Company, founded in 1986, sells specialty consumer products through interactive electronic media, including broadcast, cable and satellite television and, increasingly, the Internet. It offers a variety of products such as sports cards and memorabilia, coins, currency and jewelry, many of which it sells on an exclusive basis.

         The Company receives revenues primarily from the sale of merchandise marketed through its programming carried by:

o    television stations from which the Company has purchased broadcast time;

o the Company's owned television stations, with its programming being carried on cable television systems under the "must carry" or the retransmission consent provisions of federal law;

o direct carriage on cable television systems under agreements with cable system operators;

o    direct broadcast satellite services (DBS), such as Echostar;

o direct reception of the Company's transmission by individuals who own "backyard" satellite downlink equipment; and

o    the Company's website, collectibles.com.

         Approximately 88.4% of the Company's revenues for the quarter ended December 31, 2000 were derived from the sale of products on the television network and 11.6% were from collectibles.com. The Company's products include sports collectibles and sports related products, memorabilia and other signed and autographed merchandise, electronic equipment, coins and currency, cutlery and knives, jewelry and gemstones. The Company launched its website, collectibles.com, on November 12, 1999. Since its launch, collectibles.com has generated $14.2 million in net revenues through December 31, 2000.

                  As of December 31, 2000, the Company's programming was viewable during all or part of each day by approximately 60.4 million cable and DBS households, of which approximately 14.6 million households received the programming on essentially a full-time basis (20 or more hours per day) and the remaining 45.8 million households received it on a part-time basis. To measure performance in a manner that reflects both the growth of the Company and the nature of its access to part-time households, the Company uses a household full-time equivalent method to measure the reach of its programming which accounts for both the quantity and quality of time available to it. To derive this full-time equivalent household base ("FTE Household"), the Company has developed a methodology to assign a relative value of each hour of the day to its overall sales, which is based on sales in markets where the programming is carried on a full-time basis. Each hour of the day throughout the week has a value based on historical sales. FTE Households have grown to 26.1 million at December 31, 2000 from 22.1 million at December 31, 1999. The Company believes that the change in the number of FTE Households provides a consistent measure of its growth and applies this methodology to all affiliates. Accordingly, the Company uses the revenue per average FTE Household as a measure of pricing new affiliate contracts and estimating their anticipated revenue performance.

         Principal elements in the Company's cost structure are (a) cost of goods sold, (b) transponder and affiliate costs and (c) salaries and wages. The Company's cost of goods sold is a direct result of both the product mix and its ability to negotiate favorable prices from its vendors. Transponder and affiliate costs include expenses related to carriage under affiliation and transponder agreements. With regard to salaries and wages, the Company seeks to hire and retain those employees who contribute the most to profitability in relationship to their compensation.

Business Strategy

         Because of disappointing results reported for the fiscal year ended June 30, 2000, the Company implemented a comprehensive turnaround plan which was outlined in the Annual Report on Form 10-K filed for that period. The ongoing plan included cost reductions as well as revenue improvement initiatives in comparison to the quarter ended June 30, 2000. Cost reductions have been achieved in salaries through headcount reductions, in affiliate charges by canceling or lowering the payments related to unprofitable carriage agreements, in shipping costs by eliminating handling fees paid to the Company's merchandise vendors and in other operating expenses by renegotiating major contracts such as long-distance telephone service and computer software maintenance. Revenue improvements have been achieved by reducing credit card fraud, returning to predictable product scheduling by daypart and successfully launching a database marketing program. Subsequent to the end of the December 31, 2000 quarter, the Company introduced a private label credit card program which has been well received by customers. The Company also made progress in the quarter ended December 31, 2000 with regard to reducing returns and cost of goods sold as a percentage of revenues in comparison to the quarter ended September 30, 2000. The average price point of merchandise shipped declined as a desired part of an overall strategy to appeal to a larger customer base.

         The primary current challenge for the Company is to increase sales volume through a wider variety of new product offerings, a deeper pool of suppliers, and better customer service. The Company is striving to achieve sales increases even in the face of an uncertain retail environment nationally.

Overview of Results of Operations

         The following table sets forth for the periods indicated the percentage relationship to net sales of certain items included in the Company's Condensed Consolidated Statements of Operations:

                                                            Three Months Ended December 31,          Six Months Ended December 31,
                                                                2000               1999               2000               1999

Net revenues                                                  100.0%               100.0%            100.0%              100.0%

Cost of goods sold (excluding items listed
   below)                                                       63.8                 63.5              65.9                64.0

Salaries and wages                                               9.9                  5.4              10.6                 5.5
Transponder and affiliate charges                               17.5                 15.9              19.0                16.5
Advertising                                                      3.1                  0.4               2.6                 0.3
General and administrative expenses                             10.9                  8.4              11.4                 8.3
Depreciation and amortization                                    6.6                  2.9               6.9                 2.8
     Total operating expenses                                  111.8                 96.5             116.4                97.4

Interest income                                                   .5                  0.4               0.6                 0.5
Interest expense                                               (6.7)                (4.2)             (6.8)               (4.5)
Other income                                                       -                    -                 -                   -

Net loss before income taxes                                  (18.0)                (0.3)            (22.6)               (1.4)
Income tax benefit                                             (6.8)                (0.1)             (8.6)               (0.5)

Net loss before discontinued operations                       (11.2)                (0.2)            (14.0)               (0.9)

Discontinued operations                                       (10.2)                (0.6)             (6.2)               (0.3)

Income tax benefit from discontinued
   operations                                                  (3.9)                (0.2)             (2.3)               (0.1)


Net loss before cumulative effect of
   accounting change                                          (17.5)                (0.6)            (17.9)               (1.1)

Cumulative effect of accounting change                             -                    -             (1.5)                   -

Net loss                                                      (17.5)                (0.6)            (19.4)               (1.1)
--------------------------------------------------------------------------------------------------------------------------------

Three months ended December 31, 2000 vs. three months ended December 31, 1999

         Net Revenues. The Company's net revenues for the quarter ended December 31, 2000, were $46.5 million, a decrease of 14.2% from $54.2 million for the same quarter in 1999. The decrease in net revenues is primarily due to reduced shipments of certain key merchandise categories, including electronics and jewelry. The Company believes that the general retail market for jewelry and electronics slowed during the quarter. Also contributing to the reduction in net revenues were increased sales returns and chargebacks. Returns increased from $12.6 million or 19.8% of sales for the quarter ending December 31, 1999 to $16.5 million or 27.1% of sales this quarter. Chargebacks increased from $0.4 million or 0.7% of sales for the quarter ending December 31,1999 to $0.7 million or 1.2% of sales this quarter. The Network accounted for 88.4% of total net revenues. collectibles.com represented 11.6% of the Company's total net revenues or $5.4 million.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and related shipping charges. For the quarter ended December 31, 2000, the cost of goods sold rose as a percentage of net revenues to 63.8% from 63.5% in the comparable 1999 period. The cost of goods were $29.7 million for the quarter ended December 31, 2000 compared to $34.4 million for the quarter ended December 31, 1999. The cost of goods for the Network was 62.1% or $26.0 million for the quarter ended December 31, 2000 compared to 64.1% or $34.8 million for the quarter ended December 31, 1999. The cost of goods for collectibles.com was 69.2% or $3.7 million. Margins for the Network and collectibles.com were negatively impacted by an increase in credit card chargebacks from $0.4 million in the quarter ended December 31, 1999 to $0.7 million for the quarter ended December 31, 2000.

         Salaries and Wages. Salaries and wages for the quarter ended December 31, 2000 were $4.6 million, an increase of $1.7 million or 58.4% over the comparable 1999 quarter. After adding back $0.6 million in salaries capitalized in the quarter last year as part of the development of the enterprise wide computer system, this increase would be reduced to $1.1 million. Salaries and wages, as a percent of revenues, increased to 9.9% in the 2000 period compared to 5.4% in the 1999 period (6.5% after adding back capitalized salaries). The increase in salaries is due to the addition of information systems and customer service staff required to support the Company's new enterprise wide computer system and website.

         Transponder and Affiliate Charges; Advertising. Transponder and affiliate charges for the quarter ended December 31, 2000 were $8.2 million, a decrease of $0.4 million or 5.2% from the comparable 1999 quarter. During the same period advertising, which is primarily paid to affiliates as part of carriage agreements, rose to $1.4 million from $0.3 million for the quarter ended December 31, 1999. Total transponder, affiliate and advertising expenses rose $0.7 million or 8.3%. During the same period, average FTE Cable Households grew 18.3%, from 21.8 million to 25.8 million.

         General and Administrative. General and administrative expenses for the quarter ended December 31, 2000 were $5.1 million, an increase of $0.5 million or 11.8% over the comparable 1999 quarter. This increase was comprised primarily of expenses associated with employee benefits, payroll taxes and maintenance agreements due to the installation of the enterprise wide information system, costs associated with database marketing and an increase in the allowance for bad debt.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended December 31, 2000 was $3.1 million, an increase of $1.5 million or 92.1% over the comparable 1999 quarter, due to the installation of the enterprise wide information system and the launch of collectibles.com.

         Interest. Interest expense of $3.1 million increased by $0.8 or 37.6% over the comparable period in 1999. The increase is primarily due to interest associated with a higher level of bank debt.

Six months ended December 31, 2000 vs. six months ended December 31, 1999

         Net Revenues. The Company's net revenues for the period ended December 31, 2000, were $87.3 million, a decrease of 12.7% from $100.0 million for the same period in 1999. The decrease in net revenues is primarily due to reduced shipments of certain key merchandise categories, including electronics and jewelry. The Company believes that the general retail market for jewelry and electronics slowed during the period. Also, contributing to the reduction in net revenues were increased sales returns and chargebacks. Returns increased from $22.5 million or 19.4% of sales last year to $31.7 million or 27.3% of sales this year. Chargebacks increased from $0.8 million or 0.7% of sales last year to $2.0 million or 1.8% of sales this year. The Network accounted for 88.7% of total net revenues. collectibles.com represented 11.3% of the Company's total net revenues or $9.9 million.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and related shipping charges. For the period ended December 31, 2000, the cost of goods sold rose as a percentage of net revenues to 65.9% from 64.0% in the comparable 1999 period. The cost of goods were $57.5 million for the period ended December 31, 2000 compared to $64.1 million for the period ended December 31, 1999. The cost of goods for the Network was 64.4% or $50.7 million for the period ended December 31, 2000 compared to 64.4% or $62.5 million for the period ended December 31, 1999. The cost of goods for collectibles.com was 69.1% or $6.8 million. Margins for the Network and collectibles.com were negatively impacted by an increase in credit card chargebacks from $0.8 million in the period ended December 31, 1999 to $2.0 million for the period ended December 31, 2000.

         Salaries and Wages. Salaries and wages for the period ended December 31, 2000 were $9.2 million, an increase of $3.8 million or 69.5% over the comparable 1999 period. After adding back $1.1 million in salaries capitalized in the period last year as part of the development of the enterprise wide computer system, this increase would be reduced to $2.7 million. Salaries and wages, as a percent of revenues, increased to 10.6% in the 2000 period compared to 5.5% in the 1999 period (6.6% after adding back capitalized salaries). The increase in salaries is due to the addition of information systems and customer service staff required to support the Company's new enterprise wide computer system and website.

         Transponder and Affiliate Charges; Advertising. Transponder and affiliate charges for the period ended December 31, 2000 were $16.6 million, an increase of $0.1 million or 0.7% over the comparable 1999 period. During the same period advertising, which is primarily paid to affiliates as part of carriage agreements, rose to $2.3 million from $0.3 million for the period ended December 31, 1999. Total transponder, affiliate and advertising expenses rose $2.1 million or 12.4%. During the same period, average FTE Cable Households grew 20.1%, from 20.9 million to 25.1 million.

         General and Administrative Expenses. General and administrative expenses for the quarter ended December 31, 2000 were $10.0 million, an increase of $1.7 million or 19.9% over the comparable 1999 period. This increase was comprised primarily of expenses associated with employee benefits, payroll taxes and maintenance agreements due to the installation of the enterprise wide information system, costs associated with database marketing and an increase in the allowance for bad debt.

         Depreciation and Amortization. Depreciation and amortization for the period ended December 31, 2000 was $6.0 million, an increase of $3.2 million or 111.8% over the comparable 1999 period, due to the installation of the enterprise wide information system and the launch of collectibles.com.

         Interest. Interest expense of $5.9 million increased by $1.4 million or 30.6% over the comparable period in 1999. The increase is primarily due to interest associated with a higher level of bank debt.

         Liquidity and Capital Resources

         As of December 31, 2000, the Company had total current assets of $40.5 million and total current liabilities of $50.3 million, resulting in a negative working capital position of $9.8 million. This represents a $26.6 million decrease in the working capital position at June 30, 2000. The major components of the decrease were:

         The Company reclassified $8.0 million of its bank debt from long term to current liabilities due to the passage of time.

         The Company used $9.3 million to reduce accounts payable. Additionally the company used $4.5 million to redeem 416 shares of Series B Preferred Stock. The Company also used $2.6 million to complete the closing on television station WSAH in Bridgeport, Connecticut.

         During the period ended December 31, 2000, the Company used approximately $15.3 million for operations. The major components of this net use were the loss of $17.0 million, which included non-cash items of a $10.4 million increase in net deferred tax assets, offset by $6.0 million in depreciation and amortization. Additionally the Company had expenses related to discontinued operations of $4.4 million and a reduction of $6.0 million in receivables.

         The Company gained approximately $0.9 million from investing activities. Approximately $1.3 million was used to acquire new equipment. Additionally, the Company eliminated the restricted cash account by finalizing the purchase of television station WSAH in Bridgeport, Connecticut.

         Approximately 90% of Shop At Home's receipts are customer credit card charges. During the quarter ended December 31, 2000, the Company provided "stretch pay" terms for 34.3% of its revenues. "Stretch pay" terms allow the customer to pay for the Company's merchandise in two or three monthly credit card installments. The Company has implemented a private label credit card which has produced $5.2 million in sales to date ending December 31, 2000. The program is funded by a financial institution to reduce the Company's stretch pay receivables and bad debt.

         As discussed in Note 3 to the Financial Statements, the Company borrowed $20.0 million on October 30, 2000 under a new bank facility, thus providing additional cash and extending the maturity of its bank debt.

         The Company is highly leveraged. The Company believes that it has sufficient working capital, including the gross proceeds of $57.0 million from the anticipated closing of the sale of its Houston television station, to fund the continuing turnaround of operations. The sale of television station KZJL in Houston is scheduled to close during the quarter ending March 31, 2001. The Company is obligated to use $20.0 million of the sales proceeds to repay its bank facility. Management is evaluating its alternatives, including reinvesting in its core business, with regard to the balance of the proceeds.

Series B Preferred Stock

         On December 29, 2000, the Company redeemed for cash 416 shares of Series B Preferred Stock. In addition, through January 25, 2001, the holders have converted 1,000 shares of Series B Preferred Stock into shares of the Company's common stock. As a result, of the 2,000 Series B shares originally issued on June 30, 2000, 584 shares remain outstanding. On December 22, 2000, the Series B holders granted the Company an extension until March 31, 2001 of the standstill agreement which restricts their ability to short the Company's common stock or convert the Series B. The Company retained the right during the standstill period to redeem or mandate the conversion of the Series B Preferred Stock.

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



Item 1.           Legal Proceedings
                   None




Item 2.          Changes In Securities.
                 None




Item 3.          Defaults Upon Senior Securities.
                 None




Item 4.          Submission Of Matters To A Vote Of Security Holders.
                 None




Item 6.          Reports On Form 8-K.
                 The Company filed four reports on Form 8-K during the quarter ending December 31, 2000, reporting the following:

                 Form 8-K filed October 16, 2000 reporting that on October 11, 2000, the Company had signed a letter of agreement with Liberman Broadcasting to sell its Houston television station.

                 Form 8-K filed October 31, 2000 reporting that on October 30, 2000 the Company entered into a senior credit facility with Foothill Capital Corporation under which the Company has the right to borrow up to $20 million. At the same time, the Company paid in full and terminated its existing senior credit agreement with Union Bank of California.

                 Form 8-K filed November 14, 2000 reporting that on November 14, 2000 the Company held an "Internet Chat" on its Internet site, collectibles.com, to discuss the Company's financial results for its first quarter in its fiscal year 2001.

                 Form 8-K filed November 15, 2000 reporting that on November 14, 2000 the Company held a conference call with certain financial analysts to announce and discuss the Company's financial results for the first quarter of its fiscal year 2001, ending September 30, 2000.




                 Exhibits

                      Exhibit 27      Financial Data Schedule (For SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 /s/   Kent E. Lillie
Kent E. Lillie, President


Date:
       ----------------------------------------------


 /s/  Arthur Tek
Arthur Tek, Executive VP & Chief Financial Officer


Date:
       ----------------------------------------------