Form 10-Q
period 2001-03-31
SHOP AT HOME INC /TN/
filed 2001-05-15
CIK 810029

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


    For the Quarter Ended                    Commission File Number
        March 31, 2001                              0-25596
  ---------------------------          ----------------------------------


                               SHOP AT HOME, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


            TENNESSEE                                    62-1282758
            ---------                                    ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock $.0025 par value                          39,614,365
------------------------------               -----------------------------------
         (Title of class)                        (Shares outstanding at
                                                      May 11, 2001)





                       SHOP AT HOME, INC. AND SUBSIDIARIES
                                      Index
               Three and Nine Months Ended March 31, 2001 and 2000
   --------------------------------------------------------------------------





Part     I        FINANCIAL INFORMATION


         Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets                             3

         Condensed Consolidated Statements of Operations                   4

         Condensed Consolidated Statements of  Cash Flows                  5-6

         Notes to Condensed Consolidated Financial Statements              7-11


         Item 2 -  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         12-18

         Item 3 -  Quantitative  and  Qualitative  Disclosure  About
                     Market Risk                                           18-19

Part     II       OTHER INFORMATION

         Item 1 - Legal Proceedings                                        20

         Item 2 - Changes in Securities                                    20

         Item 3 - Defaults upon Senior Securities                          20

         Item 4 - Submission of Matters to a Vote of Security Holders      20

         Item 6 - Exhibits and Reports on Form 8-K                         20-21

                 Exhibit 10.1 Employment Agreement between Theodore M. Engle, III and Shop At Home, Inc. dated February 1, 2001

                 Exhibit 4.1 First supplement to indenture between Shop At Home, Inc. and Chase Manhattan Trust Company, National Association dated October 26, 2000

                 Exhibit 4.2 Second supplement to indenture between Shop At Home, Inc. and Chase Manhattan Trust Company, National Association dated February 20, 2001

                 Exhibit 4.3 Third supplement to indenture between Shop At Home, Inc. and Chase Manhattan Trust Company, National Association dated March 30, 2001

                 Exhibit 27         Financial Data Schedule (For SEC use only)

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)

                                                                              March 31, 2001                 June 30, 2000
                                                                           ---------------------           -------------------
                                                                           ---------------------           -------------------
                                                                               (Unaudited)


ASSETS

Cash and cash equivalents                                                               $31,750                       $27,515
Accounts receivable - net                                                                 5,464                        15,892
Inventories - net                                                                        11,287                        15,828
Prepaid expenses                                                                            881                         1,214
Deferred tax assets                                                                       4,714                         1,825
Notes receivable (see Note 5)                                                               794                             -
                                                                           ---------------------           -------------------
     Total current assets                                                                54,890                        62,274

Related party - note receivable, net of discounts of $0 and
   $60 at March 31, 2001 and June 30, 2000, respectively                                      -                           703
Property and equipment - net                                                             40,207                        48,812
Deferred tax asset                                                                        3,557                         8,128
Restricted cash                                                                               -                         5,058
FCC  licenses - net                                                                      89,988                        96,615
Goodwill, net                                                                               532                         2,202
Other assets                                                                              4,505                         3,502
                                                                           ---------------------           -------------------
     Total assets                                                                      $193,679                      $227,294
                                                                           =====================           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                   $25,897                       $32,215
Current portion - capital leases and debt                                                   942                        12,775
Deferred revenue                                                                          2,079                           478
                                                                           ---------------------           -------------------
     Total current liabilities                                                           28,918                        45,468

Long-term debt                                                                           75,847                        84,336
Redeemable preferred stock:

   Series A - $10 par value, 1,000,000 shares authorized; 39,716 and 92,732 shares issued and outstanding at March 31, 2001 and June 30, 2000, respectively; redeemable
   at $10 per share plus unpaid dividends accrued                                           411                           941

   Series B - $10,000 stated value, 2,000 shares authorized; 0 and 2,000 shares issued and outstanding at March 31, 2001 and June 30, 2000, respectively;
   redeemable as
   discussed in June 30, 2000 Annual Report on Form 10-K                                      -                        11,563




Stockholders' equity:
Common stock - $.0025 par value,
  100,000,000 shares authorized; 39,613,846 and
  31,264,772 shares issued at March 31, 2001
  and June 30, 2000, respectively                                                            99                            78
Additional paid in capital                                                              107,234                       106,482
Accumulated deficit                                                                    (18,830)                      (21,574)
                                                                           ---------------------           -------------------
     Total liabilities and stockholders' equity                                        $193,679                      $227,294
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

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                             (Thousands of Dollars)

                                                                    Three Months Ended              Nine Months Ended
                                                                         March 31,                      March 31,
                                                               ------------------------------ ------------------------------
                                                                    2001           2000           2001            2000
                                                               --------------- -------------- -------------- ---------------
                                                                (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)

Net revenues                                                          $50,402        $55,884       $137,696        $155,788
Operating expenses:
     Cost of goods sold (excluding items listed below)                 36,297         37,332         93,839         101,263
     Salaries and wages                                                 6,743          4,284         15,986           9,737
     Transponder and affiliate charges                                  8,346          8,402         24,966          24,900
     Advertising                                                        1,506            667          3,808             998
     General and administrative                                         6,415          5,488         16,385          13,805
     Depreciation and amortization                                      4,592          2,695         10,566           5,514
                                                               --------------- -------------- -------------- ---------------
          Total operating expenses                                     63,899         58,868        165,550         156,217
                                                               --------------- -------------- -------------- ---------------

Loss from operations                                                 (13,497)        (2,984)       (27,854)           (429)

Interest income                                                           157            177            650             697
Interest expense                                                      (3,613)        (2,536)        (9,527)         (7,083)
Gain on sale of station                                                48,929              -         48,929               -
Other income                                                                -              -              4              30
                                                               --------------- -------------- -------------- ---------------
Income (loss) before income taxes                                      31,976        (5,343)         12,202         (6,785)

Income tax expense (benefit)                                           12,151        (2,031)          4,637         (2,578)
                                                               --------------- -------------- -------------- ---------------

    Net income (loss) from continuing operations                       19,825        (3,312)          7,565         (4,207)
                                                               --------------- -------------- -------------- ---------------

Loss from discontinued operations of CET to December 29, 2000, plus applicable income tax benefit of
     130, 368 and 260, respectively                                         -          (212)          (598)           (424)

Loss on disposal of CET, plus applicable income tax
     benefit of 70 and 1,754                                            (115)              -        (2,864)               -
                                                               --------------- -------------- -------------- ---------------
Net income (loss) before cumulative effect of accounting
     change                                                            19,710        (3,524)          4,103         (4,631)

Cumulative effect of accounting change plus applicable
     income tax benefit of 832 (see note 7)                                 -              -        (1,359)               -
(see note  7)
                                                               --------------- -------------- -------------- ---------------

          Net income (loss)                                            19,710        (3,524)          2,744         (4,631)
                                                               --------------- -------------- -------------- ---------------

Preferred stock accretion and dividends (see note 4)                  (2,722)              -        (8,156)               -
                                                               --------------- -------------- -------------- ---------------
Net income (loss) available for common shareholders                   $16,988       $(3,524)       $(5,412)        $(4,631)
                                                               =============== ============== ============== ===============
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations                           $   0.43      $  (0.11)      $  (0.02)       $  (0.14)
Earnings (loss) from discontinued operations                                -                        (0.09)          (0.01)
                                                                                      (0.01)
Cumulative effect of accounting change                                      -              -         (0.04)               -
                                                               --------------- -------------- -------------- ---------------

Basic earnings (loss) per share                                      $   0.43      $  (0.12)      $  (0.15)       $  (0.15)
                                                               =============== ============== ============== ===============
Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations                           $   0.43      $  (0.11)      $  (0.02)       $  (0.14)
Earnings (loss) from discontinued operations                                -                        (0.09)          (0.01)
Cumulative effect of accounting change                                      -         (0.01)         (0.04)               -
                                                                                           -
                                                               --------------- -------------- -------------- ---------------
Diluted earnings (loss) per share                                    $   0.43      $  (0.12)      $  (0.15)       $  (0.15)
                                                               =============== ============== ============== ===============

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2001 and 2000
                             (Thousands of Dollars)

                                                                                      2001                        2000
                                                                                  (Unaudited)                 (Unaudited)
                                                                               -------------------         -------------------

CASH FLOW FROM OPERATING ACTIVITIES:

   Net income (loss)                                                                       $2,744                    $(4,631)
   Non-cash expenses/(income) included in net income (loss):
     Depreciation and amortization                                                         10,566                       6,027
     Cumulative effect of accounting change                                                 1,359                           -
     Discontinued operations                                                                4,619                           -
     Deferred tax benefit                                                                   1,681                     (2,837)
     401K stock issuance                                                                      123                           -
     Deferred interest                                                                        399                         423
     Provision for bad debt                                                                 2,080                         601
     Provision for inventory obsolescence                                                   2,208                         125
     Gain on sale of station assets                                                      (48,929)                           -
     Changes in current and non-current items:
     Accounts receivable                                                                    4,667                     (6,352)
     Inventories                                                                            1,996                     (8,123)
     Prepaid expenses and other assets                                                        333                       (388)
     Accounts payable and accrued expenses                                                (6,290)                     (1,062)
     Deferred revenue                                                                       1,601                         130
                                                                               -------------------         -------------------
       Net cash used by operations                                                       (20,843)                    (16,087)
                                                                               -------------------         -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of equipment                                                                (1,165)                    (16,348)
     Deposits                                                                                  61                       (124)
     Licenses                                                                               (525)                       (567)
     Sale of station assets, net of closing costs                                          55,629                           -

     Net change in restricted cash                                                          5,058                         440
     Other assets                                                                               -                        (22)
                                                                               -------------------         -------------------
       Net cash provided (used) by investing activities                                    59,058                    (16,621)
                                                                               -------------------         -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from debt                                                                         -                      10,000
     Proceeds from stock offering                                                               -                      44,293
     Exercise of stock options and warrants                                                     6                         907
     Payment of stock issuance costs                                                            -                       (757)
     Payment of debt consent fees                                                         (1,872)                           -
     Debt acquisition costs                                                                     -                       (222)
     Preferred stock dividends                                                              (220)                           -
     Preferred stock redemption                                                          (11,212)                           -
     Repayments of debt and capitalized leases                                           (20,682)                    (20,469)
                                                                               -------------------         -------------------
        Net cash provided (used) by financing activities                                 (33,980)                      33,752
                                                                               -------------------         -------------------

NET INCREASE IN CASH                                                                        4,235                       1,044

     Cash beginning of period                                                              27,515                       7,066
                                                                               -------------------         -------------------
     Cash end of period                                                                   $31,750                      $8,110
                                                                               ===================         ===================

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                    Nine Months Ended March 31, 2001and 2000
                             (Thousands of Dollars)

--------------------------------------------------------------------------------

                                                                            2001                               2000
                                                                  --------------------------        ----------------------------
                                                                         (Unaudited)                        (Unaudited)


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes                                                           $         791                      $          578
                                                                  ==========================        ============================


Cash paid for interest                                                       $        5,418                     $         4,602
                                                                  ==========================        ============================

SCHEDULE OF NONCASH FINANCING ACTIVITIES

Reversal of conversion of preferred stock into shares of
     common stock                                                             $           -                      $          318
                                                                  ==========================        ============================


Income tax benefit from exercise of stock options                             $           -                      $          159
                                                                  ==========================        ============================


Property and equipment acquired through capital leases                        $         360                     $         1,588
                                                                  ==========================        ============================


Conversion of 1,000 shares of Series B preferred stock
     into common stock                                                       $        4,860                      $            -
                                                                  ==========================        ============================


Dividend on Series B preferred stock paid in common
     Stock                                                                    $         489                      $            -
                                                                  ==========================        ============================

















          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           March 31, 2001 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All dollar values have been expressed in thousands (000s) unless otherwise noted except for per share data. The financial information included herein is unaudited for the quarter ended March 31, 2001 and 2000; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company, necessary for a fair presentation of financial condition and results of operations of the interim periods. The condensed consolidated balance sheet data for the fiscal year ended June 30, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accounting policies followed by the Company are set forth in the Company's financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Certain amounts in the prior periods' condensed consolidated financial statements have been reclassified for comparative purposes to conform to the current year presentation.

NOTE 2 - INVENTORY

        The components of inventory at March 31, 2001 and June 30, 2000 are as follows:

                                                                       March 31,               June 30,
                                                                         2001                    2000
                                                                         ----                    ----

           Products purchased for resale                                    $  13,815              $  12,688
           Finished goods (Collector's Edge)                                        -                  2,909
           Work in progress (Collector's Edge)                                      -                    900
                                                                  --------------------     ------------------
                                                                               13,815                 16,497
           Valuation allowance                                                (2,528)                  (669)
                                                                  --------------------     ------------------
                Total                                                       $  11,287              $  15,828
                                                                  ====================     ==================

NOTE 3 - REVOLVING CREDIT AGREEMENT

On October 30, 2000 the Company obtained a $20.0 million revolving line of credit from a financial institution. The facility was paid in full upon the sale of the Company's Houston Television Station KZJL on March 20, 2001.

NOTE 4 - NET INCOME (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding. Dilutive securities are represented by options, warrants and convertible preferred stock outstanding and are not included in the computation for loss periods because they would be antidilutive.

The following table sets forth the computation of basic and diluted earnings
(loss) from continuing operations per common share (in millions, except share and per share amounts):



                                                               Three Months Ended                Nine Months Ended
                                                                   March 31,                         March 31,
                                                             2001             2000             2001            2000
                                                        ---------------- ---------------- --------------- ----------------

Numerator:
     Net income (loss) from continuing operations            $   19,825       $  (3,312)       $   7,565       $  (4,207)
     Preferred stock accretion and dividends                    (2,722)                -         (8,156)                -
                                                        ---------------- ---------------- --------------- ----------------

     Numerator for basic gain (loss) per share
         available to common stockholders after
         assumed conversions                                 $   17,103       $  (3,312)       $   (591)       $  (4,207)
                                                        ================ ================ =============== ================

Denominator:
     Common shares outstanding                                   39,477           30,519          35,202           30,291
     Employee stock options and warrants                            118                -               -                -
     Warrants to shareholders                                        72                -               -                -
                                                        ---------------- ---------------- --------------- ----------------
     Denominator for basic earnings per share-
          adjusted weighted-average shares and
          assumed conversions                                    39,667           30,519          35,202           30,291
                                                        ================ ================ =============== ================

Basic earnings (loss) per share                               $    0.43       $   (0.11)      $   (0.02)       $   (0.14)
                                                        ================ ================ =============== ================
Diluted earnings (loss) per share                             $    0.43       $   (0.11)      $   (0.02)       $   (0.14)
                                                        ================ ================ =============== ================

Although these amounts are excluded from the computation in loss years because their inclusion would be anti-dilutive, they are shown here for information and comparative purposes only.

a)       Employee stock options and warrants                     3,023           5,303           6,046            5,303
b)       Convertible preferred stock                             4,201              94           9,694               94

Included in the preferred stock accretion and dividends above for the quarter ending March 31, 2001 are $85 for dividends paid in cash or common stock and, $0.9 million for the beneficial conversion feature accretion and $1.7 million loss on repurchase of preferred stock treated as a dividend. Included in the nine months ending March 31, 2001 are $0.7 million for dividends paid in cash and common stock, $3.9 million for the beneficial conversion feature accretion, and $3.6 million loss on repurchase of preferred stock treated as a dividend.

The Company adopted certain provisions of EITF 00-27, "Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Securities", in the second quarter of fiscal 2001. EITF 00-27 changed the approach of calculating the conversion price used in determining the value of the beneficial conversion feature from using the conversion price stated in the preferred stock certificate to using the accounting conversion price. The adoption of this EITF increased the original value of the beneficial conversion feature from $3,596 to $7,796. In accordance with EITF 00-27, the adoption was treated as a cumulative effect of an accounting change, which resulted in a cumulative adjustment to dividends of $499 which was recorded in the second quarter of fiscal 2001.

NOTE 5 - DISCONTINUANCE OF COLLECTOR'S EDGE

The Company discontinued the operations of its subsidiary and segment, Collector's Edge of Tennessee (CET), which formerly manufactured and distributed football trading cards at the end of December 2000. The Company sold CET's assets on February 19, 2001 for $1.5 million, $0.5 million in cash and a note for $1.0 million due in six equal installments. Revenues from CET were as follows:


                                                               Three Months Ended                Nine Months Ended
                                                                   March 31,                         March 31,
                                                             2001             2000             2001            2000
                                                        ---------------- ---------------- --------------- ----------------

                                                              $0              $971            $2,519          $5,463

During the quarter ended March 31, 2001, the Company increased the estimated loss on disposal of CET by $115 (net of tax benefit of $70) to reserve for accounts receivable that appear to be uncollectible.

NOTE 6 - SEGMENT DISCLOSURE

The Company operates principally in two segments: Network and shopathometv.comsm (see Recent Developments on page 13). The Network segment consists of home shopping, which primarily includes the sale of merchandise on television. The shopathometv.comsm segment, which became operational November 12, 1999, consists of the Company's website, which specializes in the sale of collectible merchandise over the Internet. The Company operates almost exclusively in the United States.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                              INDUSTRY SEGMENT DATA

                                          Three Months Ended March 31,                 Nine Months Ended March 31,
                                          ----------------------------                 ---------------------------
                                           2001                  2000                   2001                   2000
                                           ----                  ----                   ----                   ----

Revenues:
     Network                               $     46,686          $     54,963           $     125,392          $    154,439
     shopathometv.comsm                           4,380                 1,503                  14,245                 1,931
     Intersegment Sales                           (664)                 (582)                 (1,941)                 (582)
                                    -------------------- --------------------- -----------------------  --------------------

                                           $     50,402          $     55,884           $     137,696          $    155,788
                                    ==================== ===================== =======================  ====================

Income (loss) from operations:
     Network                              $    (10,657)          $      (254)          $     (21,232)          $      3,096
     shopathometv.comsm                         (2,840)               (2,730)                 (6,622)               (3,525)
                                    -------------------- --------------------- -----------------------  --------------------
                                          $    (13,497)         $     (2,984)          $     (27,854)          $      (429)
                                    ==================== ===================== =======================  ====================

Depreciation and amortization:
     Network                               $      3,959          $      2,450           $       9,228          $      5,233
     shopathometv.comsm                             633                   245                   1,338                   281
                                    -------------------- --------------------- -----------------------  --------------------
                                           $      4,592          $      2,695           $      10,566          $      5,514
                                    ==================== ===================== =======================  ====================

Income (loss) before taxes:
     Network                               $     34,816         $     (2,440)           $      18,824         $     (3,087)
     shopathometv.comsm                         (2,840)               (2,903)                 (6,622)               (3,698)
                                    -------------------- --------------------- -----------------------  --------------------
                                           $     31,976         $     (5,343)           $      12,202         $     (6,785)
                                    ==================== ===================== =======================  ====================



                                                                                       March 31, 2001         June 30, 2000
                                                                               -----------------------  --------------------
Assets:
     Network                                                                            $     183,667          $    211,433
     shopathometv.comsm                                                                        10,012                 8,830
     Discontinued operations                                                                        -                 8,331
     Intersegment eliminations                                                                      -               (1,300)
                                                                               -----------------------  --------------------
                                                                                        $     193,679          $    227,294
                                                                               =======================  ====================

NOTE 7 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

                                         Three Months Ended            Three Months Ended           Six Months Ended
                                          September 30, 2000            December 31, 2000            December 31, 2000
                                                            Increase (decrease) to line item identified


Net Revenue                                       382                           1,201                        1,582
Cost of Goods                                     576                             655                        1,232
Operating loss                                    194                           (546)                        (350)
Net loss from continuing
     Operations                                   120                           (339)                        (219)
Net loss before cumulative
     effect of accounting change                  120                           (339)                        (219)
Cumulative effect of
     accounting change                          1,359                                                        1,359
Net loss available to common
     Shareholders                               1,479                           (339)                        1,142

                                                                        September 30, 2000             September 30, 2000
                                                                        ------------------             ------------------
                                                                             Previous                       Restated
                                                                             --------                       --------

Accounts receivable                                                            10,477                           8,469
Inventory                                                                      10,120                          11,205
Deferred tax                                                                   14,450                          15,282
Deferred revenue                                                                  483                           4,476
Retained earnings                                                            (28,911)                        (30,388)

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

                                                              Three Months Ended         Nine Months Ended
                                                                   March 31                    March 31
                                                                     2000                       2000
                                                                     ----                       ----

Net                                                                 $3,291                     $8,451
revenues
Cost of goods sold                                                  $3,291                     $8,451

The adoption of EITF 00-10 had no effect on operating loss or net loss.

NOTE 8 - SALE OF HOUSTON TELEVISION STATION KZJL

On March 20, 2001 the Company sold its Houston Television Station KZJL for $57.0 million. In addition to the cash received, the Company retained rights to 50% of any profits from any sale of the station's Channel 59 - 69 spectrum. The gain recognized on the sale is the result of the proceeds less $6.8 million for the net book value of fixed assets and license cost and $1.3 million in closing costs.

NOTE 9 - SERIES B PREFERRED STOCK

On March 30, 2001 the Company redeemed all remaining outstanding shares of its Series B Convertible Preferred Stock for $6.4 million in cash, including dividends. Of the original 2,000 shares issued on June 30, 2000, half were redeemed for cash and the other half were converted into common stock.

NOTE 10 - CONSENT FROM BONDHOLDERS

In March 2001 the Company entered into an agreement with its bondholders to waive and amend certain provisions of its Indenture that would have the effect of prohibiting the redemption of the Series B Convertible Preferred Stock, in exchange for the Company's agreement to waive the right of the Company to use the proceeds from the sale of the three television stations pledged to secure the Notes as detailed in the consent solicitation statement filed March 22, 2001 and to restrict the Company's borrowing under its Senior Credit Facility to $17.5 million. The company paid $1.9 million to receive this consent, which allowed funds from the sale of its Houston Television Station to be used toward redeeming Series B Preferred Stock as referred to in Note 9 above.

NOTE 11 - TERMINATION OF CHIEF EXECUTIVE OFFICER'S EMPLOYMENT

On May 4, 2001 the Company's Board of Directors voted to terminate the employment of its President and Chief Executive Officer, Kent E. Lillie, effective immediately, and is currently negotiating his severance compensation pursuant to his employment agreement. Should the Company and Mr. Lillie fail to reach agreement, the dispute may result in litigation which might ultimately require a severance payment ranging from zero to an amount in excess of the $2.3 million accrued as compensation for the sale of KZJL in Houston. Management will evaluate the need for accrual of additional severance expense, if any, during the Company's fiscal fourth quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and related notes included elsewhere herein. All dollar values have been expressed in thousands
(000s) unless otherwise noted.

General

         Shop At Home, Inc., (the "Company"), founded in 1986, is an electronic commerce leader in both the broadcast and Internet channels. It offers a variety of products, including sports cards and memorabilia, coins, jewelry, electronics and knives, much of which it sells on an exclusive basis.

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

o direct reception of the Company's satellite transmission by individuals who own satellite downlink equipment; and

o        the Company's web site, shopathometv.comsm.

         For this fiscal year the Company has generated approximately 89.7% of its revenues from the sale of products on the television network.

         As of March 31, 2001, the Company's programming was viewable during all or part of each day by approximately 61.7 million individual cable and direct broadcast satellite households, of which approximately 15.6 million households received the programming on essentially a full-time basis (20 or more hours per day) and the remaining 46.1 million households received it on a part-time basis. To measure performance in a manner that reflects both the growth of the Company and the nature of its access to part-time households, the Company uses a household full-time equivalent method to measure the reach of its programming which accounts for both the quantity and quality of time available to it. To derive this full-time equivalent household base ("FTE Household"), the Company has developed a methodology to assign a relative value of each hour of the day to its overall sales, which is based on sales in markets where programming is carried on a full-time basis. Each hour of the day has a value based on historical sales. FTE Households have grown to 26.9 million at March 31, 2001 from 23.9 million at March 31, 2000. The Company believes that the change in the number of FTE Households provides a consistent measure of its growth and applies this methodology to all affiliates. Accordingly, the Company uses the revenue per average FTE Household as a basis for pricing new affiliate contracts and estimating their anticipated revenue performance.

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

         The Company's turnaround efforts continue. The Company is striving to add new product categories, deepen its pool of suppliers and improve customer service, thereby achieving further sales increases even in the face of an uncertain retail environment nationally. The Company also continues to evaluate its cost structure and will seek to reduce operating expenses in the absence of revenue growth.

Recent Developments

On April 19, 2001, the Company undertook a major re-launch of its website and marketing efforts. Consistent with the Company's strategy to blend and converge its two platforms, it launched shopathometv.comsm, which replaced the previous website, collectibles.comsm. The updated site underwent a complete redesign on both the back and front ends to enable enhanced live video streaming at near TV quality, increased speed and more sophisticated navigation.

On May 4, 2001 the Company's Board of Directors voted to terminate the employment of its President and Chief Executive Officer, Kent E. Lillie, effective immediately, and is currently negotiating his severance compensation pursuant to his employment agreement. Should the Company and Mr. Lillie fail to reach agreement, the dispute may result in litigation which might ultimately require a severance payment ranging from zero to an amount in excess of the $2.3 million accrued (see Salaries and Wages) as compensation for the sale of KZJL in Houston. Management will evaluate the need for accrual of additional severance expense, if any, during the Company's fiscal fourth quarter.

Overview of Results of Operations

         The following table sets forth for the periods indicated the percentage relationship to net sales of certain items included in the Company's Condensed Consolidated Statements of Operations:

                                                      Three Months Ended March 31,             Nine Months Ended March 31,
                                                                2001               2000               2001               2000

Net revenues                                                  100.0%               100.0%            100.0%              100.0%

Cost of goods sold (excluding items listed
     below)                                                     72.0                 66.8              68.1                65.0

Salaries and wages                                              13.4                  7.7              11.6                 6.3
Transponder and affiliate charges                               16.6                 15.0              18.1                16.0
Advertising                                                      3.0                  1.2               2.8                 0.6
General and administrative expenses                             12.7                  9.9              11.9                 8.9
Depreciation and amortization                                    9.1                  4.8               7.7                 3.5
     Total operating expenses                                  126.8                105.4             120.2               100.3

Interest income                                                  0.3                  0.3               0.5                 0.5
Interest expense                                               (7.2)                (4.5)             (6.9)               (4.6)
Other income                                                    97.1                  0.0              35.5                 0.0

Net income (loss) before income taxes                           63.4                (9.6)               8.9               (4.4)
Income tax expense (benefit)                                    24.1                (3.6)               3.4               (1.7)

Net income (loss) before discontinued
     Operations                                                 39.3                (6.0)               5.5               (2.7)

Discontinued operations                                        (0.4)                (0.5)             (4.0)               (0.4)

Income tax benefit from discontinued
     Operations                                                (0.1)                (0.2)             (1.5)               (0.2)


Net income (loss) before cumulative effect
     of accounting change                                       39.0                (6.3)               3.0               (2.9)

Cumulative effect of accounting change                             -                    -             (1.0)                   -

Net income (loss)                                               39.0                (6.3)               2.0               (2.9)
--------------------------------------------------------------------------------------------------------------------------------

Three months ended March 31, 2001 vs. three months ended March 31, 2000

         Net Revenues. The Company's revenues for the quarter ended March 31, 2001, were $50.4 million, a decrease of 9.8% from revenues of $55.9 million for the same quarter in 2000. The core business of the broadcast network accounted for 91.3% of revenues. The remaining 8.7% resulted from $4.4 million in revenue from the Company's website through sale of merchandise on the Internet. The decrease in net revenues is primarily due to reduced sales of certain key merchandise categories, including electronics and coins. The Company believes that the general retail market remained soft for the quarter.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and related shipping charges. For the quarter ended March 31, 2001, the cost of goods sold was $36.3 million and, as a percentage of net revenues, increased to 72.0% from 66.8% in the comparable 2000 period. The increase in cost of goods sold was primarily related to the liquidation of and reserving for slow moving and aged inventory, principally jewelry. The Company sold approximately $1.0 million of aged inventory at slightly above cost and reserved another $2.1 million against the remaining slow moving merchandise. The increased reserve was prompted by two factors: first, management's perception that retail demand for discretionary items such as higher priced jewelry was weakening without near-term prospects of improvement, and second, the Company's inability to develop alternative channels for the disposition of aged inventory other than at deep discounts to cost. To minimize future write-downs, the Company is tightening its inventory management procedures and strengthening its ability to return merchandise to its suppliers for full cash credit.

         Salaries and Wages. Salaries and wages for the quarter ended March 31, 2001 were $6.7 million, an increase of 57.4% or $2.5 million over the comparable 2000 quarter. Salaries and wages, as a percent of revenues, increased to 13.4% in the 2001 period compared to 7.7% in the 2000 period. The increase is primarily due to the accrual of $2.3 million in compensation to the Company's former Chief Executive Officer related to the sale of KZJL in Houston.

         Transponder and Affiliate Charges; Advertising. Transponder and affiliate charges for the quarter ended March 31, 2001 were $8.3 million, a decrease of $0.1 million from the March 2000 quarter. During the same period advertising, which is primarily paid to affiliates as part of their carriage agreement, rose to $1.5 million from $0.7 million for the quarter ended March 31, 2000. Total transponder, affiliate and advertising expense rose to $9.9 million from $9.1 million or 8.6%. During the same period, average FTE Households grew 14.7%, from 23.1 million to 26.5 million.

         General and Administrative. Other general, operating and administrative expenses for the quarter ended March 31, 2001 were $6.4 million, a increase of $0.9 million or 16.9% versus the comparable March 2000 quarter. The increase was due to $1.1 million in additional provision for bad debt, offset by a variety of cost reduction improvements implemented this year. The increased bad debt reserve reflects management's view that credit card collections are becoming more difficult as consumer indebtedness increases and the economy weakens. In response, the Company has reduced the percentage of its sales with extended payment terms and tightened its collection procedures.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 2001 were $4.6 million, an increase of $1.9 million or 70.4% over the comparable March 2000 quarter, due primarily to the installation of an enterprise wide information system, the launch of the Company's website and a $1.1 million increase in depreciation expense related to the reduction of depreciable lives of certain computer hardware and software from five years to three years to better reflect the expected utility of these assets. This change in estimate is being recognized prospectively effective January 1, 2001.

         Interest. Interest expense of $3.6 million increased by $1.1 million or 42.5% over the comparable period in 2000. The increase is primarily due to interest associated with a higher level of bank debt during most of the period.

         Other Income. Other income is the net gain from the sale of the Houston television station. The station sold for $57.0 million less $6.8 million for the book value of the fixed assets and license and $1.3 million in closing costs.


Nine months ended March 31, 2001 vs. Nine months ended March 31, 2000

         Net Revenues. The Company's revenues for the nine month period ended March 31, 2001 were $137.7 million, a decrease of 11.6% from revenues of $155.8 million for the same period in 2000. The core business of the broadcast network accounted for 89.7% of revenues. The remaining 10.3% resulted from $14.2 million in revenues from shopathometv.comsm compared to $1.9 million in the nine months ending March 31, 2001 or an 637.7% increase in sales on the Company's website. The overall decrease in net revenues is primarily due to reduced sales of certain key merchandise categories, including electronics and coins. The Company believes that the general retail market was soft during the period. Additional contributing factors to the reduction of net sales were returns and chargebacks. Returns rose to $46.4 million or 26.1% of gross revenue from $41.1 million or 21.8% of gross revenue compared to the March 2000 period. The Company has taken steps to reduce returns and has seen an overall reduction to 23.6% of gross revenue for the most recent quarter ended March 31, 2001. The Company expects this trend to continue downward due to a better mix of products at lower price points and enforcement of return policies, including the effect of a restocking fee. Chargebacks increased to $2.7 million from $1.9 million in the March 31, 2000 period but have improved on a sequential quarterly basis during the current fiscal year. With the Company's continued efforts to improve its systems, the trend is expected to continue.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and related shipping charges. For the nine month period ended March 31, 2001, the cost of goods sold was $93.8 million, and as a percentage of net revenues increased to 68.1% from 65.0% in the comparable 2000 period. The increase was primarily due to the liquidation of and reserving for slow moving and aged inventory, principally jewelry. As the Company implements controls to minimize inventory obsolescence and to generally reduce cost of goods sold through better vendor management, it is anticipated that full year comparisons will be more favorable.

         Salaries and Wages. Salaries and wages for the nine month period ended March 31, 2001 were $16.0 million, an increase of $6.2 million or 64.2% over the comparable 2000 period. Salaries and wages as a percent of revenues increased to 11.6% in the 2001 period compared to 6.3% in the 2000 period. The increase was primarily due to the accrual of $2.3 million in compensation to the Company's former Chief Executive Officer related to the sale of KZJL in Houston, the capitalization of $1.1 million in salaries in the prior period allocated to the website launch and the installation of an enterprise-wide computer system, as well as the additional headcount retained to support the new technology.

         Transponder and Affiliate Charges; Advertising. Transponder and affiliate charges for the nine month period ended March 31, 2001 were $25.0 million compared to $24.9 million in the comparable March 31, 2000 period. During the same period, advertising, which is primarily paid to affiliates as part of their carriage agreements, rose to $3.8 million from $1.0 million for the period ending March 31, 2000. In total, transponder, affiliate and advertising rose to $28.8 million from $25.9 million, an increase of 11.1%. During the same period, average FTE Households grew 18.5%, from 21.6 million to
25.6 million.

         General and Administrative. Other general, operating and administrative expenses for the nine month period ended March 31, 2001 were $16.4 million, an increase of $2.6 million or 18.7% over the comparable 2000 period. The increase is primarily due to an increase of $1.7 million in bad debt expense. The Company has taken steps to limit its customer credit exposure going forward, particularly by reducing the percentage of sales granting extended payment terms.

         Depreciation and Amortization. Depreciation and amortization for the nine month period ended March 31, 2001 were $10.6 million, an increase of $5.1 million or 91.6% over the comparable 2000 period. This increase is primarily due to the installation of an enterprise-wide information system, the launch of the Company's website and a $1.1 million increase in depreciation expense due to the reduction of depreciable lives of certain computer hardware and software from 5 years to 3 years to better reflect the expected utility of these assets. This change in estimate is being recognized prospectively effective January 1, 2001.

         Interest. Interest expense for the nine month period ended March 31, 2001 was $ 9.5 million, an increase of $2.4 million or 34.5% over the comparable 2000 period. The increase is primarily due to interest associated with a higher level of bank debt during most of the period.

         Other Income. Other income is the net gain from the sale of the Houston television station. The station sold for $57.0 million less $6.8 million for the book value of the fixed assets and license and $1.3 million in closing costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, the Company had total current assets of $54.9 million and total current liabilities of $28.9 million, resulting in a positive working capital position of $26.0 million. This represents a $9.2 million increase from the working capital position at the end of the prior year. The increase resulted primarily from $57.0 million of proceeds from the sale of KZJL, the Company's Houston television station. The Company used $20.0 million of the proceeds to repay in full its bank facility.

         During the nine months ended March 31, 2001, the Company used approximately $20.8 million from operations. The primary components of this usage were $2.7 million in net income, $10.6 million in depreciation and amortization, $1.7 million in deferred tax benefit, $2.1 million in provision for bad debt, $4.6 million in expenses associated with discontinued operations, $4.7 million in accounts receivable reduction and $2.2 million in reduced inventory. These were offset by a $48.9 million gain on the station sale.

         The Company provided approximately $59.1 million from investing activities primarily in connection with the sale of the Company's Houston television station on March 20, 2001.

         Financing activities used approximately $34.0 million during the nine months ended March 31, 2001. The Company repaid the $20.0 million working capital loan. The Company also used $1.9 million to receive a consent from its bondholders to repurchase Series B Preferred Stock, and used $10.7 million to effect the repurchase.

         Approximately 90% of Shop at Home's receipts are customer credit card charges. During the quarter ended March 31, 2001, the Company provided "stretch pay" terms for 26.1% of its revenue. "Stretch pay" terms allow the customer to pay for the Company's merchandise in two or three monthly credit card installments. In addition, the Company's private label credit card program accounted for 12.9% of revenues. The program is funded by a financial institution to reduce the Company's stretch pay receivables and bad debt.

               The Company is highly leveraged. The Company believes that it has sufficient working capital to fund the continuing turnaround of operations as well as reinvesting in its core business.

Sale of Houston Television Station KZJL

         On March 20, 2001 the Company sold its Houston Television Station KZJL for $57.0 million. In addition to the cash received, the Company retained rights to 50% of any profits from any sale of the station's Channel 59 - 69 spectrum.

Series B Preferred Stock

         On March 30, 2001 the Company redeemed 584 shares of its Series B Convertible Preferred Stock, which represented all remaining shares for $6.4 million in cash, including dividends. Of the original 2,000 shares issued on June 30, 2000, half were redeemed for cash and the other half were converted into common stock.

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

FORWARD-LOOKING STATEMENTS

         This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Shop At Home, Inc. (the "Company" or "Shop At Home") based these forward-looking statements largely on its current expectations and projections about future events and financial trends affecting the financial condition of its business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Shop At Home, including, among other things:

o general economic and business conditions, both nationally and in the Company's markets;
o the Company's expectations and estimates concerning future financial performance and financing plans;
o        anticipated trends in the Company's business;
o        existing and future regulations affecting the Company's business;
o        the Company's successful implementation of its business strategy;
o        fluctuations in the Company's operating results;
o        technological changes in the television and Internet industries;
o        restrictions imposed by the terms of the Company's indebtedness;
o significant competition in the sale of consumer products through electronic media;
o        the Company's dependence on exclusive arrangements with vendors;
o        the Company's ability to achieve broad recognition of its brand names;
o continued employment of key personnel and the ability to hire qualified personnel; and
o legal uncertainties and possible security breaches associated with the Internet.

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



Item 1.          Legal Proceedings.
                 None



Item 2.          Changes In Securities.
                 None




Item 3.          Defaults Upon Senior Securities.
                 None




Item 4.          Submission Of Matters To A Vote Of Security Holders.
                 None



Item 6.          Reports On Form 8-K.
                 The Company filed four reports on Form 8-K during the quarter ending March 31, 2001, reporting the following:

                 Form 8-K filed January 2, 2001 reporting that on December 22, 2000, the Company amended its Redemption and Waiver Agreement with the holders of the Series B Convertible Preferred Stock.

                 Form 8-K filed February 1, 2001 reporting that on January 30, 2001 the Company held a conference call to discuss the Company's financial results for the Second quarter of its fiscal year 2001, ending December 31, 2000.

                 Form 8-K filed March 22, 2001 reporting that on March 20, 2001 the Company successfully closed its sale of Television Station KZJL in Houston, Texas for $57 million. On March 21, 2001, the Company announced that it is soliciting consents from holders of its 11% Senior Secured Notes due 2005 to amend and waive certain provisions of the indenture and related security and pledge agreement. On March 22, 2001 the Company announced that it had utilized a portion of the proceeds from the KZJL sale to repay the bank facility borrowed from Foothill Capital in October 2000.



                 Exhibits

                 Exhibit 10.1 Employment  Agreement  between Theodore M. Engle,
                              III and Shop At Home, Inc. dated February  1, 2001

                 Exhibit 4.1 First supplement to indenture between Shop At Home, Inc. and Chase Manhattan Trust Company, National Association dated October 26, 2000

                 Exhibit 4.2 Second supplement to indenture between Shop At Home, Inc. and Chase Manhattan Trust Company, National Association dated February 20, 2001

                 Exhibit 4.3 Third supplement to indenture between Shop At Home, Inc. and Chase Manhattan Trust Company, National Association dated March 30, 2001

                 Exhibit 27   Financial Data Schedule (For SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 /s/  Frank Woods
-----------------------------------------------------
Office of the Chairman


Date:               5/15/01
       ----------------------------------------------


 /s/  Arthur Tek
-----------------------------------------------------
Arthur Tek, Executive VP & Chief Financial Officer


Date:               5/15/01
       ----------------------------------------------

Exhibit 10.1


                              TIMOTHY M. ENGLE, III
                              EMPLOYMENT AGREEMENT


         This Employment Agreement, dated as of February 1, 2001, is between Shop at Home, Inc., a Tennessee corporation (the "Corporation"), and Theodore M. Engle III, an individual residing in the State of Tennessee.


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

         WHEREAS, Employee is currently the President and Chief Operating Officer of the Network and collectibles.com;

         WHEREAS, the Corporation recognizes that the Employee is a valuable employee of the Corporation who is directly responsible for the Corporation's growth and financial success; and

         WHEREAS, the parties hereto desire to enter into a newly negotiated agreement for the Corporation's employment of Employee on the terms and conditions hereinafter stated, with the intention to replace all previous employment agreements, if any, written or oral, in their entirety.

         NOW, THEREFORE, for and in consideration of the premises and the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

         1. Employment and Term. The Corporation hereby employs Employee as its President and Chief Operating Officer of the Network and collectibles.com to perform such services and duties as the Shop At Home, Inc. President and Chief Executive Officer and/or the Board of Directors of the Corporation may from time to time designate during the term hereof, and Employee accepts such employment, all subject to the terms and conditions of this Agreement. Employee's employment under the terms of this Agreement shall commence on February 1, 2001, and shall be for a term of three (3) years (the "Term"). Employee's employment under this Agreement shall be extended automatically for an additional two (2) year term after the initial term unless either party gives written notice to the contrary to the other at least ninety (90) days prior to commencement of the renewal term.

         2. Termination. The Corporation may terminate Employee's employment under this Agreement at any time during the Term (a) for Cause (as hereinafter defined) or (b) if Employee becomes Completely Disabled (as hereinafter defined), or (c) for convenience as long as it complies with its obligations under Section 4(b) or 4(c). This Agreement shall terminate automatically upon the death of the Employee. Upon proper termination of the Employee, except as provided in subsections 4(b), 4(c), and 4(d), Employee shall not be entitled to receive any further compensation or benefits from the Corporation.

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

         4.       Compensation.

                  (a) The Corporation will pay to Employee as compensation for the services to be performed by him hereunder an annual salary of $170,000 (the "Base Salary"), payable in equal installments, subject to increase from time to time by the mutual agreement of the parties hereto.

                  (b) If the Corporation terminates the Employee for any reason other than Cause, Employee shall be entitled to be paid his Base Salary set out herein for twelve (12) months following such termination. Such Base Salary shall be paid over the twelve (12) month period in equal installments as paid during the Employee's regular employment with the appropriate deductions for taxes and, at the Employee's option, health and life insurance premiums as were deducted during the Employee's regular employment. If the Employee is terminated for Cause or resigns, the Corporation is not required to pay the Employee any compensation, except for a resignation following a Change of Control, see
Section 4(d) below.


                  (c) If, within twenty-four (24) months after the occurrence of a Change of Control, the Corporation elects to terminate Employee's employment hereunder for any reason other than for Cause, the Corporation shall pay Employee an amount equal to the total amount of cash compensation paid to Employee during the twelve (12) month period immediately prior to the date of termination. This payment shall be paid in a lump sum payment within thirty (30) days after the date of the Employee's termination. In such a situation the Corporation shall have no duty to continue any other benefits or pay any other compensation past the date of the lump sum payment.


                  (d) If, within twelve (12) months after the occurrence of a Change of Control, the Employee resigns, the Corporation shall pay Employee an amount equal to the total amount of cash compensation paid to Employee during the twelve (12) month period immediately prior to the date of termination. This payment shall be paid in a lump sum payment within thirty (30) days after the date of the Employee's termination. In such a situation the Corporation shall have no duty to continue any other benefits or pay any other compensation past the date of the lump sum payment.

         5. Definitions. For purposes of this Agreement the following terms shall have the meanings specified below:

                   (a)  "Cause" shall mean any one of the following:

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

                  (b) A "Change of Control" shall be defined as (a) the sale, lease, exchange or other transfer of all or substantially all of the assets of the Corporation (in one transaction or in a series of related transactions) to a person that is not controlled by the Corporation, (b) the approval by the Corporation's shareholders of any plan or proposal for the liquidation or dissolution of the Corporation, or (c) a change in control of the Corporation of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item I (a) of the Current Report on Form 8-K, as in effect on the effective date of this Agreement, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, whether or not the Corporation is then subject to such reporting requirements; provided, however, that, without limitation, such a Change in Control shall be deemed to have occurred at such time as (i) any Person becomes after the date of this Agreement the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of thirty (30%) or more of the combined voting power of the Corporation's outstanding securities ordinarily having the right to vote at elections of Directors and Kent E. Lillie is no longer at least the Corporation's Chief Executive Officer and J.D. Clinton is no longer the Chairman of the Board or (ii) individuals who constitute the Board of Directors of the Corporation on the date of this Agreement cease for any reason to constitute at least a majority thereof, provided that any person becoming a Director subsequent to such date whose election, or nomination for election by the Corporation's shareholders, was approved by a vote of at least a majority of the Directors comprising or deemed pursuant hereto to comprise the Board on the date of this Agreement shall be, for purposes of this clause (ii), considered as though such person were a member of the Board on the date of this Agreement.

                  (d) "Corporation Business" - shall mean the business of retail sales of merchandise by sales presentations broadcast directly to potential customers over broadcast stations, by cable and by satellite television transmissions, or distributed over the Internet, commonly known as the "shop at home business," and shall also include any company or person in a business that owns or operates one or more television broadcast stations.

                  (e) The "Corporation's Territory" shall be deemed to be North America.

                  (f) "Complete Disability" - Employee's inability, due to illness, accident or any other physical or mental incapacity, to perform the duties provided for herein for an aggregate of ninety (90) days within any period of two hundred forty (240) consecutive days.

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

         6.       Covenants Against Unfair Post-Termination Competition.

                  (a) Covenant Against Disclosure or Use of Confidential Information. In consideration of his employment hereunder, Employee agrees that, for a period of two (2) years immediately after the termination or expiration of his employment hereunder, for any reason, he will not:

                           [1] disclose to any Person any Confidential Information,

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

                  (b) Covenant against solicitation of the Corporation's employees. Employee further agrees that during this Agreement and for a period of two (2) years after the termination or expiration of his employment hereunder, Employee will not attempt, either directly or indirectly, to induce any employee of the Corporation, or the Corporation's affiliates, to leave the employment of the Corporation or its affiliates without prior written consent of the Corporation.

                  (c) Covenant Against Post-Termination Competition. In consideration of Employee's employment by the Corporation, Employee agrees that, for a period of one (1) year immediately after the termination or expiration of his employment hereunder, for any reason, he will not, directly or indirectly, individually or on behalf of any Person:

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

                                    [3] enter into the employ of or render any
                           service to or act in concert with any person, partnership, corporation or other entity engaged in the Corporation Business within the Corporation's Territory; or

                                    [4] specifically work for (i) any
                           person or entity engaged in the home shopping broadcasting business, including but not limited to the Home Shopping Network, QVC and ValueVision
                           (NBCi); or (ii) any Internet entity or person that engages in E-commerce over the Internet in a business engaged in the sale of products substantially similar to the products sold by the Corporation; or (iii) any entity or person that builds, runs or manages the primary Internet site for a company in the home shopping broadcasting business ((i), (ii) and (iii) herein "Competitors"); or

                                   [5] become interested in the Corporation
                           Business or the business of any Competitors, as a proprietor, partner, shareholder, director, officer, principal, agent, employee, consultant or in any other relationship or capacity; provided, that Employee may own up to five percent (5%) of the outstanding shares of any company which is a reporting company with the U.S. Securities and Exchange Commission.

         This Section shall survive the expiration or termination of this Agreement for any reason including but not limited to termination after a Change of Control.

         7.       Inventions, Discoveries and Improvements.

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

         8. Return of Client Lists, Other Documents and Equipment. Upon the termination or expiration of his employment hereunder, Employee shall deliver promptly to the Corporation all Corporation files, customer lists, memoranda, research, drawings, blueprints, Corporation forms and other documents supplied to or created by him in connection with his employment hereunder (including all copies of the foregoing) in his possession or control and all of the Corporation equipment and other materials in his possession or control. Employee acknowledges that all items described in this Section are and will remain at all times the sole and exclusive property of the Corporation.

         9. Survival of Restrictions. Notwithstanding the breach of any of the provisions of this Agreement by either party hereto, all of the provisions of Sections 6, 7 and 8 of this Agreement shall survive the termination or expiration of Employee's employment with the Corporation and shall continue in full force and effect in the same manner and to the same extent as if they were set forth in a separate agreement between the Corporation and Employee, and all of such provisions shall be binding on the heirs, legatees and legal representative(s) of Employee.

         10. Hold Harmless. Employee and the Corporation covenant and agree that they will indemnify and hold harmless the other from (i) any and all losses, damages, liabilities, expenses of claims resulting from or arising out of any nonfulfillment by the defaulting party of any material provision of this Agreement, and (ii) any and all losses or damages resulting from the defaulting party's malfeasance or gross negligence.

         12. Release. Upon the Employee's termination and the payment of the compensation set out in Sections 4(b), 4(c), or 4(d), the Employee agrees for himself, his heirs, personal representatives, successors and assigns for the consideration set out herein, to hereby release and forever discharge the Corporation and its subsidiaries and the Corporation's and its subsidiaries' successors, subsidiaries, assigns, affiliates, agents, representatives, employees, officers, directors, trustees and shareholders, from any and all causes of action or claims, demands and judgments whatsoever in law on equity, known or unknown, anticipated or unanticipated, in any federal or state court or before any federal or state commission, agency, or board, specifically including, but not limited to, any claim of age, race, religion, national origin, handicap and/or sex discrimination, and/or breach of contract, and/or claim or wrongful discharge, and/or any claim arising under the Family and Medical Leave Act, or any other action arising out of or otherwise associated with your employment with the Corporation, or claims of any other nature against Corporation whatsoever or any of the Corporation's or its subsidiaries' successors, subsidiaries, assigns, agents, representatives, employees, officers, directors, trustees and shareholders. The Employee agrees that the Corporation's obligations under this Agreement are contingent upon him signing a separate Release upon his termination, should the Company request, using the Company's standard Release Agreement as amended from time to time, however, nothing in this sentence shall in any way negate the release set out above should the Employee accept the compensation provided by this Agreement in Sections 4(b), 4(c) or 4(d).

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
                                            Attention:  General Counsel

                           To Employee:     Mr. Timothy M. Engle, III
                                            290 Rivermont Circle
                                            Franklin, Tennessee 37064

         15. Cumulative and Severable Nature of Rights and Agreements. Employee acknowledges and agrees that the Corporation's various rights and remedies in this Agreement are cumulative and nonexclusive of one another and that Employee's several undertakings and agreements contained herein, including, without limitation, those contained in Sections 6, 7 and 8 of this Agreement, are severable covenants independent of one another and of any other provision or covenant of this Agreement. Employee agrees that the existence of any claim by him against the Corporation, whether predicated on this Agreement or otherwise, shall not constitute a defense to enforcement by the Corporation of any or all of such provisions or covenants. If any provision or covenant, or any part thereof, of this Agreement should be held by any court to be invalid, illegal or unenforceable, either in whole or in part, such invalidity, illegality or unenforceability of the remaining provisions or covenants, or any part thereof, of this Agreement, all of which shall remain in full force and effect.

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

         19. Headings. The headings set out in this Agreement are for convenience of reference and shall not be deemed a part of this Agreement and shall not affect the meaning or construction of any of the provisions her

         18. Entire Agreement (Except Stock Option Agreements). This
Agreement (including the documents referred to herein) constitutes the entire agreement among the parties and supersedes any prior understandings, agreements, or representations by or among the parties, written or oral, to the extent they related in any way to the subject matter hereof. The Employee's Stock Option Agreements, however, are separate and apart from this Agreement and are to be governed by the terms of such Stock Option Agreements without reference to this Agreement.

         20. Governing Law. This Agreement shall be governed by and construed in accordance with the domestic laws of the State of Tennessee without giving effect to any choice or conflict of law provision or rule (whether of the State of Tennessee or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Tennessee. The Parties agree that any conflict of law rule that might require reference to the laws of some jurisdiction other than Tennessee shall be disregarded.

         21. Venue and Jurisdiction. Employee hereby agrees for himself and his properties that the courts sitting in Davidson County, Tennessee, shall have proper jurisdiction and venue over any matter arising out of this Agreement and hereby submits himself and his property to the venue and jurisdiction of such courts. Each Party waives any objection that it may now or hereafter have to the laying of venue of any such proceeding in any court located in Davidson County, Tennessee, and any claim that it may now or hereafter have that any such proceeding in such court has been brought in an inconvenient forum. Employee expressly agrees to waive its rights to oppose any motion to dismiss if he has filed a lawsuit in any court located outside of Davidson County, Tennessee.

         22. NO JURY TRIAL. EACH PARTY WAIVES ITS RIGHT TO A TRIAL BY JURY IN ANY PROCEEDING BETWEEN THE PARTIES.

         23. INJUNCTIVE RELIEF. The Employee acknowledges that any breach or violation of the Agreement, specifically the Employee covenants set our in Sections 6, 7 and 8 will result in immediate, irreparable and continuing injury to Corporation for which there will be no adequate remedy at law. Therefore, the Employee agrees that in the event of any such breach or violation or any threatened or intended breach or violation of the Agreement, Corporation and its successors and assigns shall be entitled to injunctive relief (temporary, preliminary, and permanent) to restrain such breach or violation or such threatened or intended breach or violation in addition to whatever and further legal and equitable remedies available to the Corporation.

         24. Limitation of Damages. Notwithstanding any other provision of this Agreement to the contrary, CORPORATION SHALL NOT BE LIABLE TO THE EMPLOYEE UNDER THIS AGREEMENT OR OTHERWISE FOR EMPLOYEE'S SPECIAL, INDIRECT, INCIDENTAL, PERSONAL, PUNITIVE AND CONSEQUENTIAL DAMAGES OR ATTORNEY FEES ARISING FROM A BREACH OR ALLEGED BREACH OF THIS AGREEMENT, INCLUDING EMPLOYEE'S DAMAGES FOR LOST PROFITS OR INTERRUPTION OF BUSINESS, EVEN IF CORPORATION HAS BEEN INFORMED OF THE POSSIBILITY OF SUCH DAMAGES. EMPLOYEE'S ONLY REMEDY FOR A BREACH OF THIS AGREEMENT IS THE PAYMENT OF THE SUMS OWED HEREUNDER.

25. Informed Agreement. EMPLOYEE ACKNOWLEDGES THAT HE HAS HAD AN OPPORTUNITY TO READ AND REVIEW THIS AGREEMENT AND BY SIGNING ACKNOWLEDGES THAT HE FULLY UNDERSTANDS IT. EMPLOYEE ALSO ACKNOWLEDGES THAT THE CORPORATION HAS ENCOURAGED HIM TO REVIEW THIS WITH HIS OWN ATTORNEY AND HAS GIVEN HIM THE OPPORTUNITY TO CONSULT HIS LEGAL COUNSEL. EMPLOYEE AGREES TO THE TERMS SET OUT HEREIN FREELY, VOLUNTARILY AND WITHOUT COERCION.


                  IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.


EMPLOYER:                                       EMPLOYEE:

SHOP AT HOME, INC.


By:    /s/                                       /s/
     ---------------------------------         ---------------------------------
      Kent E. Lillie                            Theodore M. Engle, III
      President & Chief Executive Officer

Exhibit 4.1

                          FIRST SUPPLEMENT TO INDENTURE

         This First Supplement to Indenture (the "Supplement") dated as of October 26, 2000, is by and between Shop at Home, Inc., a Tennessee corporation (the "Company"), the Subsidiary Guarantors (as defined below), and Chase Manhattan Trust Company, National Association, a national banking association, as trustee (the "Trustee") (as successor to PNC Bank, National Association), and supplements and amends that certain Indenture between the parties (or their predecessors) dated as of March 27, 1998 (the "Indenture").

                                Recital of Facts

         The following recitals are set forth for the purpose of stating the facts and circumstances which form the background and basis for this Agreement:

         A. Pursuant to the Indenture, the Company issued its 11% Senior Secured Notes Due 2005 in the principal amount of $75,000,000 (the "Notes").

         B. Under the Indenture, certain of the wholly owned subsidiaries of the Company executed the Indenture as Subsidiary Guarantors for the purpose of jointly and severally guaranteeing the payment of the Notes, which subsidiaries were [i] MFP, Inc., a Tennessee corporation; [ii] Broadcast, Cable and Satellite Technologies, Inc., a Texas corporation; [iii] Urban Broadcasting Systems, Inc., a Texas corporation; [iv] SAH Acquisition Corporation II, a Tennessee corporation; and [v] Collector's Edge of Tennessee, Inc., a Tennessee corporation.

         C. Under the Indenture, Urban Broadcasting Systems, Inc., the licensee of KZJL, a television broadcast station licensed to Houston, Texas, and MFP, Inc., the licensee of WMFP, a television broadcast station licensed to Lawrence, Massachusetts, were defined as the "Other Broadcast Subsidiaries."

         D. Under the Indenture, the Company is permitted to grant a security interest in the capital stock and assets of the Other Broadcast Subsidiaries as security for a Senior Credit Facility in the principal amount of up to $20.0 million, which security interest will be senior to the security interest held by Trustee in the stock of the Other Broadcast Subsidiaries as security for the repayment of the Notes.

         E. The Company negotiated and closed a Revolving Credit Agreement, dated as of December 15, 1999 (the "Revolving Credit"), with Union Bank of California, N.A., as administrative agent (the "Administrative Agent") for the lenders (the "Lenders"), under which the Lenders agreed to make loans to the Company from time to time in the aggregate amount of $20.0 million.

         F. Since the date of the execution of the Indenture, MFP, Inc., has acquired the licenses and assets of WSAH, a television broadcast station licensed to Bridgeport, Connecticut.

         G. As a condition for the Revolving Credit, the Lenders required that the Company cause its subsidiaries which hold the licenses and assets of KZJL, WMFP and WSAH to form a separate wholly owned subsidiary and to transfer the license of each of the stations to a separate subsidiary.

         H. MFP, Inc., changed its corporate name to SAH-Northeast Corporation, and incorporated and organized SAH-Boston License Corp., a Tennessee corporation, and transferred the license of WMFP to that subsidiary; and it also incorporated and organized SAH-New York License Corp., a Tennessee corporation, and transferred the license of WSAH to that subsidiary.

         I. Broadcast, Cable and Satellite Technologies, Inc., and Urban Broadcasting Systems, Inc., merged with SAH-Houston Corporation, a Tennessee Corporation, with SAH-Houston Corporation as the surviving corporation; and SAH-Houston Corporation incorporated and organized SAH-Houston License Corp., a Tennessee corporation, and transferred the license of KZJL to that subsidiary.

         J. Prior to the merger described in I., Collector's Edge of Tennessee, Inc., a Tennessee corporation, was a wholly-owned subsidiary of Urban Broadcasting Systems, Inc., and following such merger, Collector's Edge of Tennessee, Inc., is a wholly-owned subsidiary of SAH-Houston Corporation.

         K. The Company granted, or caused a subsidiary to grant, a security interest in the capital stock and assets of the following subsidiaries as security for the Revolving Credit:
                  SAH-Northeast Corporation, SAH-Boston License Corp., SAH-New York License Corp., SAH-Houston Corporation, Collector's Edge of Tennessee, Inc., and SAH-Houston License Corp.

         L. At the time of the closing of the Revolving Credit, the Trustee entered into an Intercreditor Agreement, dated December 15, 1999, under which the Trustee acknowledged that the lien on the stock of the subsidiaries listed above in K. held by the Trustee under the Indenture was subordinate to the lien on the stock held by the Lenders as security for the Revolving Credit, and designated the Administrative Agent to act as the Trustee's agent for purposes of holding such stock in order to perfect the second priority security interest in such stock held by the Trustee under the Indenture.

         M. Under Section 901 of the Indenture, the Trustee and the Company are authorized to amend or supplement the Indenture, without the consent of the holders of the Notes, to further secure the Notes, or to make provisions with respect to matters arising under the Indenture which do not adversely affect the interest of the holders of the Notes in any material respect.

         N. The parties wish to supplement and amend the Indenture to address the changes in names and identities of the subsidiaries of the Company, and to clarify the provisions of the Indenture so as to provide that a pledge of the stock of all such subsidiaries will secure the repayment of the Notes and that all such subsidiaries will be guarantors with respect to the repayment of the Notes.

                            Agreements of the Parties

         In consideration of the above recitals and the mutual terms and conditions set out herein, the parties agree as follows:

         1. The definition of "Other Broadcast Subsidiaries" set out in the Indenture is amended to read as follows:

                  "Other Broadcast Subsidiaries" means SAH-Northeast Corporation, the owner of the assets and operator of WMFP(TV), Lawrence, Massachuseets, and WSAH(TV), Bridgeport, Connecticut; SAH-Boston License Corp., the licensee of WMFP(TV); SAH-New York License Corp., the licensee of WSAH(TV); SAH-Houston Corporation, the owner of the assets and operator of KZJL(TV), Houston, Texas; SAH-Houston License Corp., the licensee of KZJL(TV); and Collector's Edge of Tennessee, Inc., a subsidiary of SAH-Houston Corporation.

         2. Each of the Other Broadcast Subsidiaries, as defined in Section 1 above, will execute and deliver to the Trustee the Form of Notation of Security Relating to Subsidiary Guarantee, attached hereto.

                                    Execution

         The parties have executed this Agreement as of the date and year first above written. By their execution of this Agreement, the parties represent to one another that they have read this Agreement, understand its terms and conditions and intend to be bound thereby.


                                                     SHOP AT HOME, INC.

                           By: /s/ George J. Phillips

                            Name: George J. Phillips
                           Title: EVP, General Counsel & Secretary



                                                     CHASE MANHATTAN TRUST
                          COMPANY, NATIONAL ASSOCIATION

                            By: /s/ Stephen R. Schaaf

                             Name: Stephen R. Schaaf
                            Title:  Vice President

                          FORM OF NOTATION OF SECURITY
                        RELATING TO SUBSIDIARY GUARANTEE

         For value received, each Guarantor (which term includes any successor Person under the Indenture) has, jointly and severally, unconditionally guaranteed, to the extent set forth in the Indenture and subject to the provisions in the Indenture, (a) the due and punctual payment of the principal of, premium, if any, and interest on the Notes, whether at maturity, by acceleration or otherwise, the due and punctual payment of interest on overdue principal and premium, and, to the extent permitted by law, interest, and the due and punctual performance of all other obligations of the Company to the Holders or the Trustee all in accordance with the terms of the Indenture and (b) in case of any extension of time of payment or renewal of any Notes or any of such other obligations, that the same will be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, whether at stated maturity, by acceleration or otherwise. The obligations of the Guarantors to the Holders of Notes and to the Trustee pursuant to the Subsidiary Guarantee and the Indenture are expressly set forth in Article XIV of the Indenture and reference is hereby made to the Indenture for the precise terms of the Subsidiary Guarantee.

Dated as of October 26, 2000
                                           Guarantors:
                                           SAH-Northeast Corporation,
                                           SAH-Boston License Corp.,
                                           SAH-New York License Corp.,
                                           SAH-Houston Corporation, and
                                           SAH-Houston License Corp.
                                           Collector's Edge of Tennessee, Inc.

                                           By:  /s/ George J. Phillips

                                           Name:  George J. Phillips

                                           Title:  Secretary

Exhibit 4.2

                         SECOND SUPPLEMENT TO INDENTURE

         This Second Supplement to Indenture (the "Supplement") dated as of February 20, 2001, is by and between Shop At Home, Inc., a Tennessee corporation (the "Company"), the Subsidiary Guarantors (as defined below), and Chase Manhattan Trust Company, National Association, a national banking association, as trustee (the "Trustee") (as successor to PNC Bank, National Association), and supplements and amends that certain Indenture between the parties (or their predecessors) dated as of March 27, 1998, as amended by the First Supplement to Indenture dated as of October 29, 2000 (collectively, the "Indenture").

                                Recital of Facts

         The following recitals are set forth for the purpose of stating the facts and circumstances which form the background and basis for this Agreement:

         A. Pursuant to the Indenture, the Company issued its 11% Senior Secured Notes Due 2005 in the principal amount of $75,000,000 (the "Notes").

         B. Under the Indenture, certain of the wholly owned subsidiaries of the Company have executed the Indenture as Subsidiary Guarantors for the purpose of jointly and severally guaranteeing the payment of the Notes, which subsidiaries are [i] SAH-Northeast Corporation, a Tennessee corporation; [ii] SAH-Boston License Corp., a Tennessee corporation; [iii] SAH-New York License Corp., a Tennessee corporation; [iv] SAH-Houston Corporation, a Tennessee corporation; [v] SAH-Houston License Corp., a Tennessee corporation; [vi] SAH Acquisition Corporation II, a Tennessee corporation; and [vii] Collector's Edge of Tennessee, Inc., a Tennessee corporation.

          C. Under the Indenture, the following are defined as "Other Broadcast Subsidiaries:"

SAH-Northeast Corporation, the owner of the assets of television broadcast stations WMFP, licensed to Lawrence, Massachusetts, and WSAH, licensed to Bridgeport, Connecticut;

                           SAH-Boston License Corp., the holder of the Federal Communications Commission ("FCC") licenses for WMFP;
                           -----------------------

                           SAH-New York License Corp., the holder of the FCC licenses for WSAH;
                           -------------------------

                           SAH-Houston Corporation, the owner of the assets of television broadcast station KZJL, licensed to Houston, Texas;
                           -----------------------


                           SAH-Houston License Corp., the holder of the FCC licenses for KZJL; and Collector's Edge of Tennessee, Inc.
                           ------------------------



         D. Under the Indenture, the Company is permitted to grant a security interest in the capital stock and assets of the Other Broadcast Subsidiaries as security for a Senior Credit Facility in the principal amount of up to $20.0 million, which security interest will be senior to the security interest held by Trustee in the stock of the Other Broadcast Subsidiaries as security for the repayment of the Notes.

         E. The Company negotiated and closed a Loan and Security Agreement, dated as of October 30, 2000 (the "Senior Credit"), with Foothill Capital Corporation (the "Lender"), under which the Lender agreed to make loans to the Company from time to time in the aggregate amount of $20.0 million.

         F. The Company wishes to engage in a series of transactions to change the organization and ownership of certain of the Other Broadcast Subsidiaries (the "Reorganization");

         G. The Reorganization will be accomplished by the organization of certain new subsidiaries and the merger of certain subsidiaries and the transfer of certain assets among such subsidiaries;

         H. After the Reorganization, all of the resulting corporations will continue to be wholly owned subsidiaries of the Company, which will hold, in the aggregate, the same assets held by the Other Broadcast Subsidiaries prior to the Reorganization, and the purpose of the Reorganization is to accomplish certain internal business purposes of the Company, including tax planning;

         I. The Reorganization will be accomplished by taking the following actions (a graphical presentation of the following actions is shown on Exhibit A attached hereto):

         [1]      SAH-Houston  Corporation  will  incorporate  and organize a new  subsidiary  corporation,  SAH License II, Inc., as a Nevada corporation.

         [2]      SAH License II, Inc., will  incorporate  and organize a new subsidiary  corporation,  SAH License,  Inc., as a Nevada corporation.

         [3]      SAH-Houston License Corp. will merge with SAH License, Inc., with SAH License, Inc., being the surviving corporation.

         [4]      SAH License II, Inc.,  will  distribute  all of the capital stock of SAH License,  Inc., as a dividend to SAH-Houston Corporation.

         [5]      SAH-Houston Corporation will distribute all of the capital stock of SAH License, Inc., as a dividend to the Company.

         [6]      The Company will  contribute  all of the capital  stock of SAH
License,  Inc.,  to  SAH-Northeast  Corporation  as a contribution to capital.

         [7]      SAH-Boston License Corp., SAH-New York License Corp, and SAH
License, Inc., will merge with SAH License, Inc., being the surviving corporation.

         J. Under Section 901 of the Indenture, the Trustee and the Company are authorized to amend or supplement the Indenture, without the consent of the holders of the Notes, to further secure the Notes, or to make provisions with respect to matters arising under the Indenture which do not adversely affect the interest of the holders of the Notes in any material respect.

         K. The parties wish to supplement and amend the Indenture to address the changes in names and identities of the subsidiaries of the Company, and to clarify the provisions of the Indenture so as to provide that a pledge of the stock of all such subsidiaries will secure the repayment of the Notes and that all such subsidiaries will be guarantors with respect to the repayment of the Notes.

                            Agreements of the Parties

         In consideration of the above recitals and the mutual terms and conditions set out herein, the parties agree as follows:

         1. The definition of "Other Broadcast Subsidiaries" set out in the Indenture is amended to read as follows:

                  "Other Broadcast Subsidiaries" means SAH-Northeast Corporation, the owner of the assets and operator of WMFP(TV), Lawrence, Massachuseets, and WSAH(TV), Bridgeport, Connecticut; SAH-Houston Corporation, the owner of the assets and operator of KZJL(TV), Houston, Texas; SAH License, Inc., the licensee of WMFP, WSAH and KZJL; SAH License II, Inc., a subsidiary of SAH-Houston Corporation; and Collector's Edge of Tennessee, Inc., a subsidiary of SAH-Houston Corporation.

         2. Each of the Other Broadcast Subsidiaries, as defined in Section 1 above, will execute and deliver to the Trustee the Form of Notation of Security Relating to Subsidiary Guarantee, attached hereto.



                                    Execution

         The parties have executed this Agreement as of the date and year first above written. By their execution of this Agreement, the parties represent to one another that they have read this Agreement, understand its terms and conditions and intend to be bound thereby.


                                                     SHOP AT HOME, INC.

                           By: /s/ George J. Phillips

                            Name: George J. Phillips

                                                     Title:  Secretary


                                                     CHASE MANHATTAN TRUST
                          COMPANY, NATIONAL ASSOCIATION

                           By: /s/ Stephen R. Schaaf

                             Name: Stephen R. Schaaf

                                                     Title:  Vice President



                            SAH-NORTHEAST CORPORATION
                            SAH-BOSTON LICENSE CORP.
                            SAH-NEW YORK LICENSE CORP.
                            SAH-HOUSTON CORPORATION
                            SAH-HOUSTON LICENSE CORP.
                            SAH ACQUISITION CORPORATION II
                            COLLECTOR'S EDGE OF TENNESSEE, INC.

                           By: /s/ George J. Phillips

                            Name: George J. Phillips

                                                     Title:  Secretary

                          FORM OF NOTATION OF SECURITY
                        RELATING TO SUBSIDIARY GUARANTEE

         For value received, each Guarantor (which term includes any successor Person under the Indenture) has, jointly and severally, unconditionally guaranteed, to the extent set forth in the Indenture and subject to the provisions in the Indenture, (a) the due and punctual payment of the principal of, premium, if any, and interest on the Notes, whether at maturity, by acceleration or otherwise, the due and punctual payment of interest on overdue principal and premium, and, to the extent permitted by law, interest, and the due and punctual performance of all other obligations of the Company to the Holders or the Trustee all in accordance with the terms of the Indenture and (b) in case of any extension of time of payment or renewal of any Notes or any of such other obligations, that the same will be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, whether at stated maturity, by acceleration or otherwise. The obligations of the Guarantors to the Holders of Notes and to the Trustee pursuant to the Subsidiary Guarantee and the Indenture are expressly set forth in Article XIV of the Indenture and reference is hereby made to the Indenture for the precise terms of the Subsidiary Guarantee.

Dated as of February 12, 2001
                                        Guarantors:
                                        SAH-Northeast Corporation,
                                        SAH-License, Inc.,
                                        SAH-Houston Corporation,
                                        SAH License II, Inc., and
                                        Collector's Edge of Tennessee, Inc.

                                        By:  /s/ George J. Phillips
                                        ---------------------------

                                        Name: George J. Phillips

                                        Title:  Secretary

Exhibit 4.3

                          SHOP AT HOME, INC., as Issuer
          The Subsidiary Guarantors Listed on the Signature Page Hereto


                                       AND


              CHASE MANHATTAN TRUST COMPANY, NATIONAL ASSOCIATION,
                                   as Trustee




                          THIRD SUPPLEMENTAL INDENTURE
                           Dated as of March 30, 2001


                                   $75,000,000
                        11% Senior Secured Notes due 2005

                          THIRD SUPPLEMENTAL INDENTURE

                  THIS THIRD SUPPLEMENTAL INDENTURE (the "Third Supplemental Indenture"), dated as of March 30, 2001, by and among Shop At Home, Inc., a Tennessee corporation (the "Company"), the Subsidiary Guarantors listed on the signature page hereto (the "Subsidiary Guarantors"), and Chase Manhattan Trust Company, National Association, a national banking association, as trustee (the "Trustee") (as successor to PNC Bank, National Association).

                  WHEREAS, the Company, SAH Acquisition Corporation II, MFP, Inc., Broadcast, Cable and Satellite Technologies, Inc., Urban Broadcasting Systems, Inc., Collector's Edge of Tennessee, Inc. and PNC Bank, National Association executed an indenture, dated as of March 27, 1998 (the "Original Indenture"), relating to the Company's 11% Senior Secured Notes due 2005 (the "Notes"); and

                  WHEREAS, the Company, the Subsidiary Guarantors and the Trustee amended the Original Indenture by entering into a First Supplemental Indenture dated as of October 29, 2000 and a Second Supplemental Indenture dated as of February 12, 2001 in order to add certain entities as Subsidiary Guarantors and to reflect the merger and name change of certain Subsidiary Guarantors in accordance with the definition of "Subsidiary Guarantor," Section 901(g) and Article XIV of the Original Indenture (the Original Indenture, as supplemented by the First Supplemental Indenture and the Second Supplemental Indenture, the "Indenture") ; and

                  WHEREAS, Section 902 of the Indenture provides that the Company, the Subsidiary Guarantors and the Trustee may execute and deliver one or more supplemental indentures and amendments to the Security and Pledge Agreement, with the consent of the Holders (as defined in the Indenture) of at least a majority in principal amount of the Outstanding Notes, to, among other things, amend or supplement certain provisions of the Indenture and the Security and Pledge Agreement, and Section 1019 of the Indenture provides that the Holders of at least a majority in principal amount of the Outstanding Notes may waive compliance by the Company with certain of the covenants set forth in the Indenture and the Security and Pledge Agreement; and

                  WHEREAS, the Company, the Subsidiary Guarantors and the Trustee desire to waive or amend the Indenture and the Security and Pledge Agreement for the purpose of amending and supplementing certain of such provisions; and

                  WHEREAS, the Company has received consents to such waivers and amendments from the Holders of at least a majority in principal amount of the Outstanding Notes; and

                  WHEREAS, all conditions precedent provided for in the Indenture and the Security and Pledge Agreement relating to this Third Supplemental Indenture have been complied with;

                  NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration the receipt and sufficiency of which is hereby acknowledged, the Company, the Subsidiary Guarantors, and the Trustee for the benefit of each other and for the equal and ratable benefit of the Holders of the Notes agree as follows:


EFFECTIVENESS AND EFFECT
                            Effectiveness and Effect.
This Third Supplemental Indenture shall take effect on the date hereof (the "Effective Date").
The provisions set forth in this Third Supplemental Indenture shall be deemed to be, and shall be construed as part of, the Indenture. All references to the Indenture in the Indenture or in any other agreement, document or instrument delivered in connection therewith or pursuant thereto shall be deemed to refer to the Indenture as amended by this Third Supplemental Indenture. Except as amended hereby, the Indenture shall remain in full force and effect.

AMENDMENT AND WAIVER OF THE INDENTURE
                            Amendment of Section 804.
Section 804 of the Indenture is hereby amended and restated to read in its entirety as follows:
                                            SECTION 804. Merger or Consolidation
                           of Subsidiary Guarantors. No Subsidiary Guarantor may consolidate with or merge with or into any other Person or convey, sell, assign, transfer, lease or otherwise dispose of its properties and assets substantially as an entirety to any other Person (other than the Company or another Subsidiary Guarantor) unless: either (x) such consolidation, merger, or conveyance is in compliance with Section 1403 or (y) (a) the Person formed by or surviving such consolidation or merger (if other than such Subsidiary Guarantor) or to which such properties and assets are transferred assumes all of the obligations of such Subsidiary Guarantor under the Indenture and its respective Subsidiary Guarantee, pursuant to a supplemental indenture in form and substance satisfactory to the Trustee, (b) immediately after giving effect to such transaction, no Default or Event of Default has occurred and is continuing and
                           (c) the Subsidiary Guarantor delivers, or causes to be delivered, to the Trustee, in form and substance reasonably satisfactory to the Trustee, an Officer's Certificate and an Opinion of Counsel, each stating that such transaction complies with the requirements of this Indenture.

                                                      Amendment of Section 1010.
Clause                                                (i) of Section 1010
                                                      is hereby amended by
                                                      deleting the words
                                                      "$20.0 million" and
                                                      replacing the same
                                                      with "$17.5 million".
                                                      Amendment of Section
                                                      1011.
A new clause (h) is hereby added to Section 1011 immediately following clause
(g) as follows:
                                            (h) The purchase, redemption,
                           acquisition, cancellation or other retirement for value, in an aggregate cash amount of up to $6.5 million, of, or payment of an amendment fee, consent fee, or similar payment, in an aggregate cash amount of up to $1.9 million, with respect to, the Series B Convertible Preferred Stock of the Company ("Series B Payments").

The paragraph immediately following new paragraph (h) is hereby amended by adding in the first line thereof after the words "and (g)" the following: "and
(h)".
                            Waivers of Section 1016.
The obligation of the Company to make an offer to purchase the Notes or reinvest proceeds in the business pursuant to Section 1016 of the Indenture is hereby waived with respect to (and the amount of "Net Cash Proceeds" shall be deemed to be reduced by) up to $6.5 million of the Net Cash Proceeds of the Houston Station Sale applied in connection with the redemption of the Company's Series B Convertible Preferred Stock and up to $1.9 million of the Net Cash Proceeds of the Houston Station Sale applied to the payment of the consent fee to the holders of the Notes in connection with the execution of this Third Supplemental Indenture. In connection with any Asset Sale of television station KCNS, Channel 38 serving San Francisco, California, television station WOAC, Channel 67 serving Cleveland, Ohio or television station WRAY, Channel 30 serving Raleigh, North Carolina (the "Specified Station Sales"), the Company hereby waives its right pursuant to the second sentence of the second paragraph of Section 1016(a) of the Indenture to (i) apply all or a portion of the Net Cash Proceeds of Specified Station Sales to the permanent reduction of Indebtedness under a Senior Credit Facility or to the permanent reduction of other senior Indebtedness of the Company or a Restricted Subsidiary or (ii) invest (or enter into a legally binding agreement to invest) all or a portion of such Net Cash Proceeds of Specified Station Sales in assets (other than current assets) to replace the properties and assets that were the subject of the Asset Sale or in assets (other than current assets) that will be used in a Permitted Line of Business.
   Agreement Regarding Use of Net Cash Proceeds from Specified Station Sales.
    -------------------------------------------------------------------------
The Company agrees to use the Net Cash Proceeds resulting from any Specified Station Sale as follows:
The Net Cash Proceeds from any Specified Station Sale shall continue to remain subject to the security interest of the Trustee and shall be deposited by the Company into a collateral account in which the Trustee shall have a first priority security interest. Amounts on deposit in such collateral account shall be invested by the Trustee at the direction of the Company in Permitted Investments of the type specified in clause (a) of the definition of such term. The Company may withdraw funds from such collateral account:
to pay the purchase price, including accrued interest, of any Notes tendered in connection with an Excess Proceeds Offer with respect to the Excess Proceeds from a Specified Station Sale, to pay the purchase price, including accrued interest, of any Notes tendered in connection with any other offer to purchase Notes by the Company made available to all holders of Notes, or to pay the redemption price, including accrued interest, of Notes required to be called for redemption pursuant to paragraph (c) below.
The Company shall by the later of (i) ten Business Days following the expiration of an Excess Proceeds Offer with respect to the Excess Proceeds from a Specified Station Sale, or (ii) March 31, 2002, provide a 30-day notice of redemption for the maximum principal amount of Notes that may be redeemed with the amounts on deposit in the collateral account referenced in paragraph (b) of this Section 2.5.
                          Addition of New Section 1403.
A new Section 1403 is added to the Indenture as follows:
             Section 1403 Releases Following Sale of Assets, Merger,
                          Sale of Capital Stock, Etc.
     -------------------------------------------------- -------------------
                                            In the event (a) of a sale or other
                           disposition of all or substantially all of the assets of any Subsidiary Guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the capital stock of any Subsidiary Guarantor, or (b) that the Company designates a Subsidiary Guarantor to be an Unrestricted Subsidiary, or such Subsidiary Guarantor ceases to be a Subsidiary of the Company, then such Subsidiary Guarantor (in the event of a sale or other disposition, by way of such a merger, consolidation or otherwise, of all of the capital stock of such Subsidiary Guarantor or any such designation) or the entity acquiring the property (in the event of a sale or other disposition of all or substantially all of the assets of such Subsidiary Guarantor) shall be released and relieved of any obligations under its Subsidiary Guarantee; provided that the Net Cash Proceeds of such sale or other disposition are applied in accordance with the provisions of Section 1016 hereof. In the case of a sale, assignment, lease, transfer, conveyance or other disposition of all or substantially all of the assets of a Subsidiary Guarantor, upon the assumption provided for in clause (y)(a) of Section 804 hereof, such Subsidiary Guarantor shall be discharged from all further liability and obligation under the Indenture. Upon delivery by the Company to the Trustee of an Officers' Certificate to the effect of the foregoing, the Trustee shall execute any documents reasonably required in order to evidence the release of any Subsidiary Guarantor from its Obligation under its Subsidiary Guarantee.

                   AMENDMENT OF SECURITY AND PLEDGE AGREEMENT
                                         Amendment of Section 22 of the Security
and Pledge Agreement.
Section 22 of the Pledge and Security Agreement is hereby amended and restated in its entirety as follows:
                           Section 22. Continuing Security Interest; Release Upon Sale; and Transfer of Notes.
                                            This Agreement shall create a
                           continuing security interest in the Collateral and shall, unless otherwise provided in the Indenture or this Agreement, remain in full force and effect until indefeasible payment in full is made of all Obligations in accordance with the terms of the Indenture; provided, however, that after receipt from the Pledgor by the Trustee of a request for a release of any Collateral upon the sale, transfer, assignment, exchange or other disposition of the Collateral not prohibited by the Indenture (and upon receipt by the Trustee of all proceeds of such sale, transfer, assignment, exchange or other disposition required to be remitted to the Trustee and compliance with Sections 314(c) and (d) of the Trust Indenture
                           Act), such Collateral shall be released from the Lien and security interest created hereunder and shall no longer constitute Collateral. This Agreement shall be binding upon Pledgors, its successors and assigns, and shall inure, together with the rights and remedies of the Trustee hereunder, to the benefit of the Trustee, the Holders and each of their respective successors, transferees and assigns.

MISCELLANEOUS
                                  Counterparts.
This Third Supplemental Indenture may be executed in counterparts, each of which when so executed shall be deemed to be an original, but all such counterparts shall together constitute one and the same instrument.
                                  Severability.
In the event that any provision in this Third Supplemental Indenture shall be held to be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.
                                    Headings.
The article and section headings herein are for convenience only and shall not effect the construction hereof.
                             Successors and Assigns.
                             ----------------------
Any covenants and agreements in this Third Supplemental Indenture by the Company, the Subsidiary Guarantors and the Trustee shall bind their successors and assigns, whether so expressed or not.
                                 GOVERNING LAW.
THIS THIRD SUPPLEMENTAL INDENTURE, SHALL BE DEEMED TO BE A CONTRACT UNDER THE INTERNAL LAWS OF THE STATE OF NEW YORK AND FOR ALL PURPOSES SHALL BE CONSTRUED IN ACCORDANCE WITH THE LAWS OF SUCH STATE.
                     Effect of Third Supplemental Indenture.
Except as amended by this Third Supplemental Indenture, the terms and provisions of the Indenture shall remain in full force and effect.
                                    Trustee.
The Trustee accepts the modifications of the Trust effected by this Third Supplemental Indenture, but only upon the terms and conditions set forth in the Indenture. Without limiting the generality of the foregoing, the Trustee assumes no responsibility for the correctness of the recitals herein contained, which shall be taken as the statements of the Company and the Subsidiary Guarantors and the Trustee shall not be responsible or accountable in any way whatsoever for or with respect to the validity or execution or sufficiency of this Third Supplemental Indenture, and the Trustee makes no representation with respect thereto.
                           Indemnification of Trustee.
Each of the Company and the Subsidiary Guarantors, jointly and severally agree to indemnify the Trustee and to hold the Trustee harmless from and against any and all claims, demands, causes of action, losses, damages, liabilities, costs and expenses (including, without limitation, attorneys' fees and court costs) at any time asserted against or incurred by the Trustee by reason of, arising out of or in connection with the execution of this Third Supplemental Indenture, except for the Trustee's own negligent action, its own negligent failure to act, or its own bad faith or willful misconduct.
                                  Definitions.
Capitalized                             terms used but not defined herein shall
                                        have the respective meanings ascribed to them in the Indenture. [The remaining portion of this page is intentionally left blank.]

IN WITNESS WHEREOF, the parties hereto have caused this Third Supplemental Indenture to be executed by their duly authorized representative as of the date hereof.

                                            SHOP AT HOME, INC.



                                            By: /s/ Arthur D. Tek
                                                --------------------------------
                                            Name:    Arthur D. Tek
                                            Title:   Executive Vice President
                           and Chief Financial Officer


                                            SAH ACQUISITION CORPORATION II
                                            SAH-NORTHEAST CORPORATION
                                            SAH LICENSE, INC.
                                            SAH LICENSE II, INC.
                                            SAH-HOUSTON CORPORATION
                                            COLLECTOR'S EDGE OF TENNESSEE, INC.


                                            By: /s/ George J. Phillips
                                                --------------------------------
                                            Name:    George J. Phillips
                                            Title:   Secretary

                                            CHASE MANHATTAN TRUST COMPANY,
                                            NATIONAL ASSOCIATION


                                            By: /s/ Stephen R. Schaaf
                                                --------------------------------
                                            Name:   Stephen R. Schaaf
                                            Title:     Vice President

STATE OF TENNESSEE
COUNTY OF DAVIDSON
                  BEFORE ME, the undersigned, a Notary Public in and for said State and County, on this day personally appeared Mr. Arthur D. Tek, the Executive Vice President and Chief Financial Officer of SHOP AT HOME, INC., known to me to be the person and officer whose name is subscribed to the foregoing instrument, and acknowledged to me that the same was the act of the said SHOP AT HOME, INC., and that he executed the same as the act of such corporation with the authority of the board of directors for the purposes and consideration therein expressed and in the capacity therein stated.


                                                      /s/ Jean A. Searle
                                                     ---------------------------
                          Notary Public, State of Tennessee

                          Printed Name: Jean A. Searle
My Commission Expires:

July 27, 2002
STATE OF TENNESSEE
COUNTY OF DAVIDSON
                  BEFORE ME, the undersigned, a Notary Public in and for said State and County, on this day personally appeared Mr. George J. Phillips, the
Secretary of SAH ACQUISITION CORPORATION II, SAH-NORTHEAST CORPORATION, SAH LICENSE, INC., SAH LICENSE II, INC., SAH-HOUSTON CORPORATION, and COLLECTOR'S EDGE OF TENNESSEE, INC., known to me to be the person and officer whose name is subscribed to the foregoing instrument, and acknowledged to me that the same was the act of the said SAH ACQUISITION CORPORATION II, SAH-NORTHEAST CORPORATION, SAH LICENSE, INC., SAH LICENSE II, INC., SAH-HOUSTON CORPORATION, and COLLECTOR'S EDGE OF TENNESSEE, INC., and that he executed the same as the act of such corporation with the authority of the board of directors for the purposes and consideration therein expressed and in the capacity therein stated.


                                                      /s/ Jean A. Searle
                                                     ---------------------------
                        Notary Public, State of Tennessee

                          Printed Name: Jean A. Searle

My Commission Expires:
July 27, 2002

STATE OF PENNSYLVANIA
COUNTY OF PHILADELPHIA
                  BEFORE ME, the undersigned, a Notary Public in and for said State and County, on this day personally appeared Mr. Stephen R. Schaaf, a Vice President of CHASE MANHATTAN TRUST COMPANY, NATIONAL ASSOCIATION, known to me to be the person and officer whose name is subscribed to the foregoing instrument, and acknowledged to me that the same was the act of the said CHASE MANHATTAN TRUST COMPANY, NATIONAL ASSOCIATION, and that he executed the same as the act of such corporation with the authority of the board of directors for the purposes and consideration therein expressed and in the capacity therein stated.
                                             /s/ Joan F. Wilson
                                             ---------------------------
                                            Notary Public, State of Pennsylvania

                          Printed Name: Joan F. Wilson
My Commission Expires:
February 12, 2005