Form 10-K
period 2001-06-30
SHOP AT HOME INC /TN/
filed 2001-09-14
CIK 810029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    --------

                                    FORM 10-K
                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                OF 1934 For the fiscal year ended June 30, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Common Stock held by non-affiliates of the registrant on September 10, 2001 was $89,708,088.

Number of shares of Common Stock outstanding as of September 10, 2001 was 41,816,831.

                               SHOP AT HOME, INC.

                                    FORM 10-K

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                      INDEX

PART I                                                                     Page
                                                                           ----

         Item 1.           Business                                          4
         Item 2.           Properties                                        9
         Item 3.           Legal Proceedings                                 10
         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                           10

PART II

         Item 5.           Market for Shop At Home's Common Stock            11
         Item 6.           Selected Financial Data                           11
         Item 7.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations      13
         Item 7A.          Quantitative and Qualitative Disclosures About
                                    Market Risk                              18
         Item 8.           Financial Statements and Supplementary Data       21
         Item 9.           Changes in and Disagreements with Accountants on
                                    Accounting and Financial Disclosure      50
PART III

         Item 10. Directors and Executive Officers of the Company            51
         Item 11. Executive Compensation                                     51
         Item 12. Security Ownership of Certain Beneficial Owners and
                                    Management                               51
         Item 13. Certain Relationships and Related Transactions             51

PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports
                                    on Form 8-K                              52

SIGNATURES                                                                   60

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

o        technological changes in the television and Internet industry;

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





ITEM 1.  BUSINESS

Company Overview

         The Company sells a variety of consumer products through interactive electronic media including broadcast, cable and satellite television and the Internet. The Company's products fall into three principal categories: collectibles; jewelry, beauty and fitness; and electronics. The Company produces programming in a digital format at its facilities in Nashville, Tennessee. The programming is transmitted by satellite to cable television systems, direct broadcast satellite (DBS) systems and television broadcasting stations across the country. The Company relaunched its website in April 2001. Formerly collectibles.com, the site was renamed shopathometv.com to co-brand with the television network.


         The Company owns and operates five UHF television stations, which are located in the San Francisco, Boston, Cleveland, Raleigh and Bridgeport markets. Four of these television stations are located in the top 15 television markets in the United States, including the Bridgeport, Connecticut, station which covers a portion of the New York City designated market area (as defined by Nielsen Media). As of September 10, 2001, the Company's television programming reached, during all or part of the day, 63.4 million cable and direct broadcast system (DBS) households, many of which received the programming on more than one channel. The Company estimates (based on a proprietary formula) that these 63.4 million homes are the full-time equivalent of approximately 28.7 million cable and DBS households.

         The Company operates principally in two segments; Network and shopathometv.com. For disclosure about operating segment data see Note 20 in the Notes to Consolidated Financial Statements.


         The Company is incorporated in Tennessee and its principal place of business and executive offices are located at 5388 Hickory Hollow Parkway, Nashville, Tennessee 37013. The Company's telephone number is (615) 263-8000 and its Internet address is www.shopathometv.com.

Industry Background

         Television Programming. Electronic commerce using full-time television programming has grown to a $5.3 billion industry. This industry has four large competitors, QVC, HSN, Shop NBC and Shop At Home.

         Television station ownership allows a broadcaster to utilize the "must carry" rules of the Federal Communications Commission (FCC). Generally, the must carry rules require most cable systems (with the exception of some small systems) to set aside up to one-third of their channels to carry the broadcast signals of local, full-power television stations, including those broadcasting programming that allows consumers to shop from their homes. These signals must be carried on a continuous, uninterrupted basis and must be placed in the same numerical channel position as when broadcast over-the-air, or on a mutually agreeable channel. The five television stations owned by the Company enjoy these must carry rights.

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

Recent Developments

         Channel 60-69 Auction

         In the 1997 Balanced Budget Act, Congress directed the FCC to reallocate the 746-806 MHz band of spectrum for both public safety and commercial use. The FCC anticipates that this spectrum will be used for next generation, or 3G, wireless services. This band currently is being used by analog broadcast television stations operating on channels 60 through 69. The spectrum is occupied by more than 100 analog broadcast television stations ("incumbent stations") throughout the country, including the Company's stations located in the Boston and Cleveland markets and a former Company station located in Houston.


         Under the FCC's rules, these incumbent stations are permitted to continue analog operations on Channels 60 through 69 until at least December 31, 2006. Auction of the spectrum for wireless services scheduled for September 12, 2001 has currently been postponed until spectrum allocation issues are resolved. Because broadcasters and wireless carriers cannot use the spectrum simultaneously, auction winners wishing to initiate commercial wireless services before 2007, may desire to relocate the incumbent broadcast stations, including the Company's incumbent stations.

         The FCC has initiated a proceeding to investigate several 746-806 MHz band-clearing proposals. While the Company is unable to predict the outcome of this proceeding, the FCC also has concluded that there is a presumption in favor of certain band-clearing agreements between broadcasters and auction winners. Accordingly, assuming the auction is completed, there is a possibility that either through an FCC-endorsed band-clearing plan, or through private negotiations, opportunities may exist for broadcast station owners located in the 746-806 MHz band (i.e. on channels 60-69), including the Company, to reach agreements, including possible compensation with auction winners, to facilitate relocation of certain stations. If such an opportunity exists, the Company may be willing, for a negotiated price to cover its investment in these stations and to recoup expected losses from potential over-the-air viewership losses occurring from vacating the analog spectrum early, to relocate any or all the stations listed above to its digital allocation. In addition to its stations in Boston and Cleveland, the Company has retained an interest in the potential spectrum auction profit related to its former Houston property.


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

o        direct-to-home satellite programming services (DBS); and

o        the Company's website, shopathometv.com.

         Programming Origination. The Company originates its programming from its studios and technical facilities in Nashville, Tennessee. The Company transmits its programming to transponders leased or subleased by it on satellites. The satellites retransmit the Company's signal to various program distribution sources.

         The Company also originates programming on its website with video streaming of its live television network.

         Owned and Operated Stations. The following table sets forth certain information regarding each of the broadcast stations owned by the Company:


                                                                                                  Actual cable
                                                                                                   Households
                                                                     DMA Households(1)              Reached
                                                                ---------------------------- -----------------------
                                       License                        (In Thousands)             (In Thousands)
                          DMA         Expiration   Rank of         Broadcast
         Call Sign       Market         Date         DMA           Television       Cable        June 30, 2001
         ----------  ---------------  ----------   ---------    ----------------- ---------- -----------------------

         WSAH        New York (2)        6/2007           1            6,936          5,189            765
                                                                                        (2)
         KCNS        San Francisco      12/2006           5            2,432          1,761          1,453
         WMFP        Boston              4/2007           6            2,242          1,812          1,724
         WOAC        Cleveland          10/2005          15            1,488          1,082          1,029
         WRAY        Raleigh            12/2004          29              873            540            382

(1) Per Nielsen Media Research, total number of broadcast television households as of January 2001 and total number of cable households as of September 2000.

(2) While WSAH, Bridgeport, Connecticut, is inside the New York DMA, the station only covers a portion of the market.

         Affiliations. In 1993, the Company began an aggressive effort to increase the distribution of its programming. Since that time, the Company has been successful in significantly building a "network" for distribution of its programming and in building relationships with television stations owned by third parties, certain owners of multiple cable systems and with EchoStar, a leading DBS provider. The Company's programming is now viewed via broadcast or cable affiliation in more than 150 television markets, including all of the country's top fifty 50 designated market areas (DMA's).

         The Company's affiliation agreements typically are short term. The Company's experience has been that most of the affiliation agreements continue for long-term periods. The time purchased under these agreements is usually preemptible only under certain limited circumstances, including public interests or breaking news programming, and the Company generally pays a fixed rate for the hours its programming is actually carried.


Products and Customers

         Products and Merchandise. The Company offers a variety of consumer products, including cards and memorabilia, coins, jewelry, computers, cameras, fitness equipment, apparel and health and beauty merchandise.

         The Company buys products from numerous vendors, and certain products sold by the Company are available through multiple suppliers. The Company also acquires unique products from a select group of vendors and believes that it will be able to continue to identify sources of specialty products. By monitoring product sales and revising product offerings the Company strives to maintain an attractive and profitable product mix. The Company also is continuously evaluating new products and vendors to broaden its merchandise selection.

         During the year ended June 30, 2001, the Company had three vendors from whom it purchased more than 10% each of its total cost of goods sold. The three vendors represented three different product categories and accounted for 12.7%, 12.2% and 10.0% of the Company's cost of goods sold. The Company believes that it could find replacement vendors for the products sold by any one of these vendors without a material adverse effect on the Company.

         The following table sets forth certain information about the principal categories of merchandise sold by the Company during the years ended June 30, 2001, 2000 and 1999:

              Type of Product                                         Percentage of Net Revenues
---------------------------------------------       ----------------------------------------------------------------

                                                           2001                      2000                   1999
                                                    --------------------       -----------------      ------------------


Collectibles                                                 57.3 %                   56.1 %                  67.5 %
Jewelry, beauty and fitness                                  28.1                     20.8                    15.9
Electronics                                                  14.6                     23.1                    16.6


Total                                                       100.0 %                  100.0 %                 100.0 %

         Programming and Presentation of Merchandise. The Company segments most of its programming into product or theme categories. It has the studio and broadcasting capability to produce multiple live shows simultaneously. The Company's technical facilities allow it to broadcast an analog and digital signal to its main satellite transponder in the same transmission signal. The Company replays selected programming on its website.

         The Company's programs use a show-host approach, with the host conveying information about the products and demonstrating their use. The viewer may purchase any product the Company offers, subject to availability. The Company seeks to differentiate itself from other televised shopping programmers by using an informal, personal style of presentation and by offering unique products.

         Returns of Products and Merchandise. The Company generally offers its customers a full refund on merchandise returned within 30 days of the date of purchase. For the year ended June 30, 2001, returns were 25.6% of total revenue, compared to 23.0% for the year ended June 30, 2000, and 18.6% for the year ended June 30, 1999.

         Charge-Backs. The Company has experienced a decrease in credit card charge-backs from $4.3 million as of June 30, 2000 to $3.3 million as of June 30, 2001. The decrease is primarily due to the Company taking proactive measures to reduce fraud.

         Shipping. The Company ships customer orders as promptly as possible after taking the order, via a combination of ground and priority delivery services. The Company ships either from its warehouse facility or through selected vendors who ship products directly to the customer. The Company maintains its own customer service department to address customer inquiries about ship dates, product, and billing information. The Company is seeking to improve delivery times, packaging and other aspects of its shipping operations through the utilization of a centralized fulfillment operation which it launched in July 2001.

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

         Mechanical, electronic and other items may be covered by manufacturer warranties. The Company strives to continuously improve its customer service and to make objective comparisons with its competitors.

         Seasonality.      The Company's  business is somewhat  seasonal,  with
its sales made in the last quarter of the calendar year normally being the highest for the year.

Competition

         Competition in Television Commerce. The television commerce industry is competitive with QVC and HSN being the revenue leaders. The Company's programming competes directly with QVC, HSN and, often, ShopNBC in almost all of its markets. The Company's competitors are well-established and have substantially greater financial, distribution and marketing resources than the Company. They also reach a larger percentage of U.S. television households. The Company competes generally with traditional store and catalogue retailers.

         Competition in Internet Retailing. Internet commerce is also highly competitive. Many major retailers and marketers now sell their products on the Internet. Despite a high failure rate, new retail websites are being launched daily and may compete directly with shopathometv.com in the future.

Employees

         As of June 30, 2001, the Company employed approximately 526 persons of which approximately 484 were full-time employees. The Company believes it maintains a good relationship with its employees. Presently, no collective bargaining agreements exist between the Company and its employees.

Information Technology

         Integrated "Enterprise Solution" Computer System. The Company operates on an enterprise- wide platform integrating customer management, the Internet, and financial reporting. The system is scalable as the Company grows and interfaces with the Company's telephone center operations, its website, e-mail and vendors with electronic data interchange capabilities.

         Customer Contact Center. The Company manages customer sales and service through a state-of-the-art telephone system. The telephone system is combined with the enterprise-wide computer system to support automated ordering through integrated voice response. The system also supports automated number identification, skills based routing (to the most qualified operator) and priority queuing for top customers. The Company is currently upgrading the system to be more tightly integrated. When complete, the system will be able to provide the sales representatives with the purchase history of its customers. The system is currently configured to handle increased call volume.

         Internet Architecture. The Company's web site, shopathometv.com, is designed around "best of breed" e-commerce computer solutions. The system is totally integrated with the broadcast network. State-of-the-art e-commerce software is used to provide rules-based product presentation (providing personalized product offerings for repeat customers). The site is designed to support thousands of stocking units pulled directly from the Company's product database and offers a live video stream of the Company's television programming and show schedules. The site is hosted at the Company's facilities in Nashville.

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

         Distribution. The Company currently has four satellite distribution channels: three analog, and one digital. The uplink signals are transmitted through two state-of-the-art 9.3 meter dishes at the Company's Nashville facilities. A portion of the Company's affiliates, including all five of its owned and operated stations, have begun using the digital MPEG-2 signal to deliver an ultra-clear picture. This signal can be redistributed from each location at very high quality. This system is also a component necessary in the upcoming conversion to the DTV television format. The Company can also use this technology to "multiplex," or send different programming to different affiliates simultaneously. The Company's primary feed is via PanAmSat's satellite G-11.

ITEM 2.  PROPERTIES

         The Company's technical facilities, studios and executive offices are located in Nashville, Tennessee in a 74,000 square foot building it owns and in 9,200 square feet of leased space in an adjacent facility. The adjacent facility is owned by an entity controlled by J.D. Clinton, who is the Chairman of the Board and a principal shareholder of the Company. The terms of the lease are comparable to those available in similar facilities in the area where they are located. Additionally, the Company leases a 43,000 square foot warehouse located near its Nashville headquarters.

         Each of the Company's owned television stations has studio, office and transmitter facilities, all of which are leased.

ITEM 3.  LEGAL PROCEEDINGS

         A lawsuit was filed against the Company in January 2000 by a former vendor, Classic Collectibles, LLC, in state Chancery Court in Chattanooga, Tennessee. The vendor alleges that the Company improperly canceled certain orders and that certain amounts it paid to the Company under a written agreement should be refunded. The vendor is claiming entitlement to alleged lost profits asserting the Company did not provide an amount of broadcast network time in 1999 that the vendor alleges was orally promised in connection with the written agreement. The Company has filed its answer and has vigorously pursued its defense of this action since the settlement discussions between the parties failed. This case is set for trial in February 2002.

         The Company is subject to routine litigation arising from the normal and ordinary operation of its business. The Company believes that such litigation is not likely to have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR SHOP AT HOME'S COMMON STOCK

         The Company's Common Stock was quoted in the Nasdaq SmallCap Market from June 1995 until February 9, 1999. Since February 9, 1999, the Company's common stock has been quoted in the Nasdaq National Market under the symbol "SATH".

         The range of market prices for the Company's Common Stock during the two most recent fiscal years, as reported by the high and low closing prices on the National Market.

                                                                            HIGH             LOW

   FISCAL 2000

   First Quarter                                                           $10.25          $ 6.94
   Second Quarter                                                           13.88            9.44
   Third Quarter                                                            14.00            8.17
   Fourth Quarter                                                            8.00            4.19

   FISCAL 2001

   First Quarter                                                            $5.19           $2.44
   Second Quarter                                                            2.94            0.97
   Third Quarter                                                             2.03            1.28
   Fourth Quarter                                                            3.21            1.44



         As of June 30, 2001, there were approximately 595 owners of the Common Stock on record.

         The Company has not declared or paid any dividends on its Common Stock in the last two fiscal years and does not anticipate declaring or paying any dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be made at the discretion of the Company's Board of Directors and will depend on then-existing conditions, including its financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant. The Company's ability to pay cash dividends is substantially restricted under the terms of the Indenture entered into in March 1998 in connection with its issuance of the 11% Senior Secured Notes due 2005.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included as Item 8. The statements of operations and balance sheet data set forth below as of and for each of the five years in the period ended June 30, 2001, are derived from the audited financial statements of the Company.

For factors affecting the comparability of Selected Financial Data, refer to
Item 7.



                                                                                  Years Ended June 30,
                                                          2001          2000             1999            1998           1997
                                                          ----          ----             ----            ----           ----
                                                                    (in thousands, except per share data and ratios)

Statements of Operations Data:
Net revenues                                                $ 177,615      $ 201,556      $ 150,399       $ 100,906      $ 72,598
Cost of goods sold (excluding other
     operating expenses and non-
     recurring move related expenses)                         122,353        133,751         93,396          60,410        44,887
Other operating expenses                                       98,448         79,153         53,726          36,099        25,241
Non-recurring move related expenses(1)                              -              -            986               -             -
Other expense (income) (4)                                   (48,992)            154             46           (900)             -
Interest income                                                   906            749            656             564            66
Interest expense                                               11,875          9,663          8,932           2,693           993
                                                       ---------------------------------------------------------------------------
Income (loss) before income taxes                             (5,163)       (20,416)        (6,031)           3,168         1,543

Income tax expense (benefit)                                      262        (7,709)        (2,492)           1,204          (80)

                                                       ---------------------------------------------------------------------------
Net income (loss) from continuing
     operations                                             $ (5,425)     $ (12,707)      $ (3,539)        $  1,964      $  1,623
                                                       ---------------------------------------------------------------------------

Income (loss) from discontinued operations
     of CET (3)                                                 (598)          (786)            235           (451)          (67)
Loss on disposal of CET                                       (2,864)              -              -               -             -
                                                       ---------------------------------------------------------------------------
Net income (loss) before cumulative
     effect of accounting change                              (8,887)              -              -               -             -
Cumulative effect of accounting change                        (1,359)              -              -               -             -
                                                       ---------------------------------------------------------------------------
Net income (loss)                                            (10,246)       (13,493)        (3,304)           1,513         1,556

Preferred stock accretion and dividends                         8,156              6             14              14            14
                                                       ---------------------------------------------------------------------------
Net loss available for common shareholders                  $(18,402)     $ (13,499)      $ (3,318)          $1,499        $1,542
                                                       ===========================================================================
Weighted average common
      shares - basic                                           36,311         30,490         23,771          14,511        10,651

Weighted average common
      shares - dilutive                                        36,311         30,490         23,771          17,496        14,268

Basic earnings (loss) per share (2)                         $  (0.51)      $  (0.44)      $  (0.14)        $   0.10      $   0.14
Diluted earnings (loss) per share (2)                       $  (0.51)      $  (0.44)      $  (0.14)        $   0.09      $   0.11
Cash dividends per share of
      common stock                                             $    -        $     -        $     -         $     -        $    -

Balance sheet data
Working capital                                              $  8,579      $  16,806     $ (17,646)        $ 11,568      $(4,642)
Total assets                                                  180,017        227,294        170,697         143,770        34,410
Current liabilities                                            28,785         45,468         48,364          19,212        18,078

Long-term debt and capital leases, less
     current portion                                           75,484         84,336         75,893          75,254        11,135
Redeemable preferred stock                                        161         12,504            834           1,393         1,393
Stockholders' equity                                           75,587         84,986         45,297          44,360         3,804

(1) these expenses relate mainly to employee relocation, rental of temporary facilities, the grand opening of Shop At Home's Nashville headquarters and employee bonuses associated with the relocation.
(2) for details of the calculation of basic and dilutive earnings per share, see Note 12 to the consolidated financial statements.
(3)  CET is the abbreviation of Collector's Edge of Tennessee, Inc.
(4) Other income includes a gain of $48,929 related to the sale of the Company's Houston television station, see Note 18 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Company's consolidated financial statements and related notes included elsewhere herein.

Overview

         The Company's operating results for the fiscal year ended June 30, 2001, were poor. The results failed to reflect the Company's potential in view of the decline in revenues and operating income from the prior fiscal year. Also, the fiscal 2001 results do not conform with the double-digit revenue increases reported by the Company's publicly held television shopping competitors. Shop At Home's Board of Directors responded to the lack of performance in fiscal 2001 by terminating the employment of the Chief Executive Officer and creating an Office of the Chairman ("OTC")to manage the Company. The OTC (consisting of four experienced executives) believes that the Company can generate positive earnings before interest, taxes, depreciation and amortization.

         In last year's Annual Report on Form 10-K, the Company outlined a turnaround plan to reduce costs and improve revenues. This plan failed to produce the intended bottom-line results, primarily because of sales shortfalls.

         The OTC has formulated a more comprehensive turnaround plan for fiscal 2002 than presented for last year. Several of the initiatives for fiscal 2002 are proprietary, sharing the common goals of increasing shipped sales, reducing returns and improving margin (lowering cost of goods sold). The Company's merchandise mix, on-air presentation, customer service and vendor relationships are changing, and will continue to evolve during fiscal 2002 to create revenue growth comparable to that of its competitors.

         The following table sets forth for the periods indicated the percentage relationship to net revenues of certain items included in the Company's Statements of Operations:

                                                                                      Years Ended June 30,
                                                                                      --------------------
                                                                         2001             2000            1999
                                                                         ----             ----            ----

Net revenues                                                              100.0 %         100.0 %           100.0 %

Cost of goods sold (excluding items listed below)                          68.9            66.4              62.1

Salaries and wages                                                         12.4             7.7               6.7
Transponder and affiliate charges                                          20.0            16.5              17.5
Advertising                                                                 3.0             1.1               0.3
General and administrative expenses                                        12.1             9.8               8.4
Depreciation and amortization                                               7.9             4.1               2.8
     Total operating expenses                                             124.3           105.6              97.8
Non-recurring move-related expenses                                                           -               0.7

Interest income                                                             0.5             0.4               0.4
Interest expense                                                          (6.7)           (4.8)             (5.9)
Other income                                                               27.6           (0.1)                 -

Net loss before income taxes                                              (2.9)          (10.1)             (4.0)
Income tax expense (benefit)                                                0.1           (3.8)             (1.6)

Net loss before discontinued operations                                   (3.0)           (6.3)             (2.4)

Discontinued operations, net of tax                                       (2.0)           (0.4)               0.2

Net loss before cumulative effect of
     accounting change                                                    (5.0)           (6.7)             (2.2)

Cumulative effect of accounting change                                    (0.8)

Net loss                                                                  (5.8)           (6.7)             (2.2)

Results of Operations

Fiscal Year 2001 vs. Fiscal Year 2000


         Net Revenues. Shop At Home's net revenues for the year ended June 30, 2001, were $177.6 million, a decrease of 11.9% over net revenues of $201.6 million for the year ended June 30, 2000. The core business of sales through the television network accounted for 89.5% of net revenues. The remaining 10.5% of net revenues came from shopathometv.com. Returns of merchandise increased to a rate of 25.6% of total revenue from 23.0% in the prior year. Net revenues decreased primarily due to a decline in the sports memorabilia and collectible toys categories and a lack of popular new products in other categories.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and freight. For the year ended June 30, 2001, the cost of goods sold as a percentage of net revenues increased to 68.9% from 66.4% for the year ended June 30, 2000. This increase was primarily due to a greater percentage of sales of lower-margin products as well as margin reductions in most of the Company's merchandise categories.

         Salaries and Wages. Salaries and wages for the year ended June 30, 2001, were $22.1 million, an increase of 43.4% compared to the year ended June 30, 2000. Salaries and wages as a percent of revenues increased to 12.4% from 7.7%. Included in salaries and wages was severance compensation for the Company's CEO. Salaries and wages in the prior year were reduced by the capitalization of expenditures allocated to the website launch and the installation of an enterprise-wide computer system. Adjusting for the CEO's severance and the capitalization, salaries and wages increased 9.6%. This increase was primarily due to enhanced staffing needs associated with the enterprise-wide computer systems.

         Transponder and Affiliate. Transponder and affiliate costs for the year ended June 30, 2001, were $35.5 million, an increase of $2.2 million or 6.5% compared to the year ended June 30, 2000. The increase was primarily due to the addition of new affiliates and homes reached.

         Advertising. Advertising costs for the year ended June 30, 2001, were $5.3 million compared to $2.2 million on June 30, 2000 or an increase of 137.5%. Advertising costs are almost entirely related to the Company's affiliation agreements. Total transponder, affiliate and advertising expense rose to $40.8 million or an increase of 14.8% from the prior year. At the same time, however, average full-time equivalent homes reached grew 18.6%.

         General and Administrative. General and administrative expenses for the year ended June 30, 2001, were $21.6 million, an increase of $1.8 million or 9.0% compared to the year ended June 30, 2000. As a percentage of revenues, this constituted an increase to 12.1% in 2001 from 9.8% in 2000. The increase was primarily due to $2.5 million in additional provision for bad debt, offset by a variety of cost reduction improvements implemented this year. The increased bad debt reserve reflects management's view that credit card collections are becoming more difficult as consumer indebtedness increases and the economy weakens.

         Depreciation and Amortization. Depreciation and amortization for the year ended June 30, 2001, was $13.9 million, an increase of $5.5 million or 66.4% compared to the year ended June 30, 2000. The increase was primarily due to the installation of an enterprise-wide information system and the launch of the Company's website. Additionally, a $1.1 million increase in depreciation expense was related to the reduction of the useful life of certain computer hardware and software from five years to three years to better reflect the expected utility of these assets.

         Interest Expense. Interest expense for the year ended June 30, 2001, was $11.9 million, an increase of $2.2 million over the year ended June 30, 2000. The increase was due primarily to the interest on the Company's $20.0 million line of credit.

         Interest Income. Interest income, from cash and cash equivalents, for the year ended June 30, 2001, was $0.9 million compared to $0.7 million in 2000. Average cash balances were similar year to year.

         Income Tax (Benefit) Expense. Income tax expense from continuing operations was $0.3 million for the year ended June 30, 2001 versus a tax benefit of $7.7 million in 2000 even though the Company incurred losses in both years. The change in the effective tax rate is primarily due to a full valuation allowance provided against the Company's state net operating loss carry forwards.

         Other Income. On March 20, 2001 the Company sold its Houston Television Station KZJL for $57.0 million. The gain recognized on the sale is the result of the proceeds less $6.8 million for the net book value of fixed assets and license cost and $1.3 million in closing costs.

         Discontinued  Operations.   In  December  2000,  the  Company  decided
to discontinue the operations of its subsidiary, Collector's Edge of Tennessee, Inc. (CET). This resulted in a loss of $3.5 million, net of applicable tax benefits.

         Cumulative Effect of Accounting Change. In accordance with SAB101, the Company has reduced revenue for the products which were shipped at the end of the period but not received by the customer by recording a cumulative effect of an accounting change of $1.4 million (net of a tax benefit of $0.8 million) for the effects through June 30, 2000.

Fiscal Year 2000 vs. Fiscal Year 1999

         Net Revenues. Shop At Home's net revenues for the year ended June 30, 2000, were $201.6 million, an increase of 34.0% over net revenues of $150.4 million for the year ended June 30, 1999. The core business of sales through the television network accounted for 97.7% of net revenues. The remaining 2.3% of net revenues came from shopathometv.com.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and freight. For the year ended June 30, 2000, the cost of goods sold as a percentage of net revenues increased to 66.4% from 62.1% for the year ended June 30, 1999. This increase is mainly due to a greater percentage of sales of lower-margin product categories and the decline of the collectible toy market (a high margin item). Margins were also negatively affected by an increase in credit card fraud.

         Salaries and Wages. Salaries and wages for the year ended June 30, 2000, were $15.4 million, an increase of 53% compared to the year ended June 30, 1999. Salaries and wages as a percent of revenues increased to 7.7% from 6.7%. This increase was associated with the start-up of shopathometv.com and increased customer staffing needs due to greater sales volume.

         Transponder and Affiliate. Transponder and affiliate costs for the year ended June 30, 2000, were $33.3 million, an increase of $7.0 million or 26.6% compared to the year ended June 30, 1999. The increase was primarily due to the addition of new affiliates and homes reached.

         Advertising. Advertising costs for the year ended June 30, 2000, were $2.2 million, an increase of $1.7 million or 389.6% compared to the year ended June 30, 1999. The advertising is primarily paid to affiliates as part of their carriage agreement. Total transponder, affiliate and advertising expense rose to $35.5 million or an increase of 32.8%. At the same time, however, average full-time equivalent homes reached grew 33.1%

        General and Administrative. General and administrative expenses for the year ended June 30, 2000, were $19.8 million, an increase of $7.1 million or 56.2% compared with the year ended June 30, 1999. As a percentage of revenues, this constituted an increase to 9.8% in 2000 from 8.4% in 1999. This increase was primarily due to the start-up costs associated with shopathometv.com and the enterprise-wide information system.

         Depreciation and Amortization. Depreciation and amortization for the year ended June 30, 2000, was $8.4 million, an increase of $4.2 million or 99.3% compared to the year ended June 30, 1999. The primary components of this increase were the full year of amortization expense of the Bridgeport, Connecticut, station's FCC license acquired in June 1999, depreciation of Company's headquarters facilities acquired in September 1998 and depreciation of the enterprise-wide information system which became functional in October 1999.

         Interest Expense. Interest expense for the year ended June 30, 2000, was $9.7 million, an increase of $0.7 million over the year ended June 30, 1999. The increase was due primarily to the interest on the Company's senior bank facility.

         Interest Income. Interest income, from cash and cash equivalents, for the year ended June 30, 2000, was $0.7 million compared to $0.6 million in 1999. Average cash balances were similar year to year.

         Income Tax (Benefit) Expense. Income tax (benefit) for the year ended June 30, 2000 was provided at an effective tax rate of 38%.

Liquidity and Capital Resources

         The Company had $19.6 million of cash on hand at June 30, 2001. In addition, during August 2001, the Company executed and drew down a $17.5 million senior bank credit facility. This credit facility restricts the Company from issuing dividends on its common stock and has annual EBITDA requirements. Management believes that the facility, when combined with its cash position at June 30, 2001, is sufficient to fund the Company's operations during its turnaround period.

         Nevertheless, during fiscal 2001, the Company experienced a large loss from operations of $43.2 million. If the Company is unable to reduce its operating losses significantly during fiscal 2002 and beyond, additional financing or asset sales will be required. However, there can be no assurance that the Company could obtain additional financing or that asset sales could be consummated. Also, some or all of the proceeds generated by asset sales could be required to repay the Company's indebtedness.

         The OTC has formulated a comprehensive turnaround plan for fiscal 2002. Significant reductions in affiliate charges have already been achieved since June 30, 2001. Payroll continues to be reduced. The turnaround plan, however, emphasizes multiple sales initiatives with the common goals of increasing shipped volume, reducing returns and improving margin (lowering cost of goods sold). The Company's merchandise mix, on-air presentation, customer service and vendor relationships are changing, and will continue to evolve during 2002, as management seeks revenue growth comparable to that of the competition. The Company has hired a new Executive Vice President of Sales and Merchandising who has substantial experience in similar positions with its largest competitor.

         The OTC believes its turnaround plan is sound and attainable. However, there can be no assurance that the Company will successfully implement its turnaround plan or that its plan is adequate.

         If the Company fails to make sufficient progress in improving net revenues and gross profit before operating expenses, the latter may be reduced further. Also, the Company may be required to seek to amend certain operating performance covenants in its senior bank facility if its financial performance does not meet targets established in the turnaround plan. If the Company were unable to obtain waivers or amend its senior bank facility, then the lender could require repayment of the $17.5 million as well as put the Company in default, pursuant to cross default provisions, under its $75.0 million of Senior Secured Notes. The Company believes that it would be able to either obtain waivers or amendments to its senior bank facility or obtain additional sources of funding. However, there can be no assurance that the Company will be able to obtain waivers or amendments or obtain additional funding.

Capital Expenditures

         The Company anticipates that its capital expenditure needs during fiscal 2002 will be moderate, consisting primarily of approximately $4.0 million for the build-out of the five owned television stations' digital transmission facilities.

Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board (FASB or the "Board") issued two Statements: Statement No. 141 (FAS 141), Business Combinations, and Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets.
         FAS 141 primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost. FAS 141 supercedes APB 16, Business Combinations.

         The most significant changes made by FAS 141 are:

o It requires use of the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method.
o It provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill.

         FAS 141 is effective for all business combinations (as defined in the Statements) initiated after June 30, 2001, and for all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001, or later).

         FAS 142 primarily addresses the accounting for goodwill and intangible assets after their acquisition (i.e., the post-acquisition accounting), and FAS 142 supercedes APB 17, Intangible Assets.

         The most significant changes made by FAS 142 are:

o Goodwill and indefinite-life intangible assets will no longer be amortized and will be tested for impairment at least annually.
o Goodwill will be tested at least annually at the reporting unit level.
o The amortization period of intangible assets with finite lives is no longer limited to forty years.

         FAS 142 is effective for fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim period financial statements have not been issued previously. In all cases, the provisions of FAS 142 should be applied at the beginning of a fiscal year. Retroactive application is not permitted.

         The Company intends to adopt these statements July 1, 2001. The effect of such adoption will be to discontinue amortization of the license costs and goodwill which totaled $2.9 million for the year ended June 30, 2001.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may affect the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates, related to its investment of its current cash and cash equivalents of approximately $19.6 million as of June 30, 2001. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, the Company is exposed to changes in market interest rates. This risk is not considered material and the Company manages such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

         The Company is not exposed to market risk through potential interest rate fluctuation on its $75.0 million Senior Secured Notes, because interest accrues on this debt at a fixed rate. The Company does incur some market risk on its $17.5 million senior bank facility, which accrues interest at a floating rate based on LIBOR (London Interbank Offered Rate)or the lender's prime rate at the Company's option. The Company has chosen not to incur hedging expense related to this facility at this time.

         Certain risks are associated with the products sold by the Company, namely that product prices are subject to changes in market conditions. The Company manages this risk by maintaining minimal inventory levels as a percentage of its revenues. The Company also reserves the right, with many vendors, to return products. The Company's products are purchased domestically, and, consequently, there is no foreign currency exchange risk.

         The Company has no activities related to derivative financial instruments or derivative commodity instruments.












MD&A
Selected Quarterly Data (unaudited)

                                                      FYE 2000 (2)                                      FYE 2001 (2)
                                 ------------------------------------------------  -------------------------------------------------

                                       Q1       Q2       Q3       Q4                  Q1        Q2        Q3         Q4
                                     Sep-99   Dec-99   Mar-00    Jun-00    TOTAL     Sep-00    Dec-00    Mar-01     Jun-01    TOTAL
                                 ------------------------------------------------  -------------------------------------------------


 Net Revenues (1)                   $ 45,282 $ 54,208 $ 55,884 $ 46,182 $ 201,556 $ 40,779  $ 46,515  $ 50,402  $ 39,919  $ 177,615

Income (Loss) From Operations            661    1,907  (2,984) (10,932)   11,348)  (8,848)   (5,508)  (13,497)  (15,333)   (43,186)
Net Income (Loss) From Continuing
Operations                             (790)    (103)  (3,312)  (8,502)  (12,707)  (7,057)   (5,203)    19,825  (12,990)    (5,425)

Discontinued Operations                    -    (211)    (212)    (363)     (786)    (398)   (2,949)     (115)         -    (3,462)

Net Loss Before Cumulative Effect of
Accounting Change                      (790)    (314)  (3,524)  (8,865)  (13,493)  (7,455)   (8,152)    19,710  (12,990)    (8,887)

Cumulative Effect of Accounting Change     -        -        -        -         -  (1,359)         -         -         -    (1,359)

Net Loss                               (790)    (314)  (3,524)   8,865)  (13,493)  (8,814)   (8,152)    19,710  (12,990)   (10,246)

Preferred Stock Accretion                  -      (3)       -       (3)       (6)  (1,207)   (4,227)    (2,722)        -    (8,156)

Net Loss Available for Common
Shareholders                           (790)    (317)  (3,524)  (8,868)  (13,499) (10,021)   (12,379)   16,988  (12,990)   (18,402)

Per Share                             (0.03)   (0.01)   (0.12)   (0.28)    (0.44)   (0.32)    (0.35)      0.43    (0.27)     (0.51)


(1) Restated for EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs. The Company changed its classification of shipping and handling costs in the second quarter of fiscal 2001.

(2)     Amounts have been restated to reflect the discontinuance of CET.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements
                                                                          Page

Report of Independent Accountants                                          22

Consolidated Balance Sheets at June 30, 2001, and June 30, 2000            23-43

Consolidated Statements of Operations for the years ended June 30, 2001,
          June 30, 2000, and June 30, 1999                                 25

Consolidated Statements of Stockholders' Equity for the years ended
         June 30, 2001, June 30, 2000, and June 30, 1999                   26

Consolidated Statements of Cash Flows for the years ended
         June 30, 2001, June 30, 2000, and June 30, 1999                   27-28

Notes to Consolidated Financial Statements                                 29-49




































                        Report of Independent Accountants




Board of Directors and Stockholders
Shop At Home, Inc.


In our opinion, the consolidated financial statements listed in the Index to Consolidated Financial Statements present fairly, in all material respects, the financial position of Shop At Home, Inc. and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 14 (a)(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these financial statements and the financial statement schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.




PricewaterhouseCoopers LLP
Nashville, Tennessee

September 12, 2001

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)



                                     ASSETS


                                                                                                        June 30,
                                                                                  --------------------------------------

                                                                                        2001                 2000
                                                                                  ------------------   -----------------

CURRENT ASSETS
     Cash and cash equivalents                                                          $    19,557          $   27,515
     Accounts receivable - trade, net                                                         3,103              15,892
     Inventories, net                                                                         9,953              15,828
     Prepaid expenses                                                                           884               1,214
     Deferred tax assets                                                                      3,177               1,825
     Notes receivable                                                                           380                   -
     Income tax receivable                                                                      310                   -
                                                                                  ------------------   -----------------
          Total current assets                                                               37,364              62,274

Related party - note receivable, net of discount
      of $96 for 2000                                                                             -                 703
Property and equipment, net                                                                  39,171              48,812
Deferred tax asset                                                                            9,418               8,128
Restricted cash                                                                                   -               5,058
Intangibles                                                                                  89,784              98,817
Other assets                                                                                  4,280               3,502
                                                                                  ------------------   -----------------
Total assets                                                                            $   180,017         $   227,294
                                                                                  ==================   =================
























        The accompanying notes are an integral part of these consolidated financial statements

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              June 30,
                                                               ----------------------------------------------------------
                                                                        2001                               2000
                                                               ------------------------           -----------------------

CURRENT LIABILITIES

     Current portion - long term debt and capital leases                  $        877                     $      12,775
     Accounts payable - trade                                                    9,998                            16,707
     Credits due to customers                                                    3,443                             2,711
     Other payables and accrued expenses                                        12,343                            12,797
     Deferred revenue                                                            2,124                               478
                                                               ------------------------           -----------------------
       Total current liabilities                                                28,785                            45,468

LONG-TERM LIABILITIES

     Capital leases                                                                484                             1,336
     Long-term debt                                                             75,000                            83,000

REDEEMABLE PREFERRED STOCK

     Series A - $10 par value, 1,000,000 shares authorized, 16,088 and 92,732 issued and outstanding in 2001 and 2000, respectively-redeemable at $10 per
     share plus unpaid dividends accrued                                           161                               941

     Series B - $10,000 stated value, 2,000 shares authorized, 0 and 2,000 issued and outstanding in 2001 and 2000, respectively - redeemable as
     discussed in Note 6.                                                            -                            11,563


COMMITMENTS & CONTINGENCIES
(NOTES 4, 5, 6, 9, 10,13, 16 and 17)


STOCKHOLDERS' EQUITY Common stock - $.0025 par value, 100,000,000 shares authorized, 41,815,831 and 31,264,772 shares
     issued and outstanding in 2001 and 2000, respectively                         105                                78


     Additional paid in capital                                                110,904                           106,482
      Note receivable from related party (Note 10)                             (3,602)                                 -

     Accumulated deficit                                                      (31,820)                          (21,574)
                                                               ------------------------           -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $      180,017                     $     227,294
                                                               ========================           =======================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                                                   Years Ended June 30,
                                                               --------------------------------------------------------------
                                                                       2001                  2000                1999
                                                               ---------------------  -------------------  ------------------

Net revenues                                                            $   177,615          $   201,556         $   150,399
Operating expenses:
     Cost of goods sold (excluding items listed below)                      122,353              133,751              93,396
     Salaries and wages                                                      22,120               15,427              10,080
     Transponder and affiliate charges                                       35,463               33,291              26,303
     Advertising                                                              5,340                2,248                 459
     General and administrative                                              21,590               19,814              12,682
     Depreciation and amortization                                           13,935                8,373               4,202
     Non-recurring move-related expenses                                          -                    -                 986
                                                               ---------------------  -------------------  ------------------
          Total operating expenses                                          220,801              212,904             148,108
                                                               ---------------------  -------------------  ------------------
Income (loss) from operations                                              (43,186)             (11,348)               2,291

Interest income                                                                 906                  749                 656
Interest expense                                                           (11,875)              (9,663)
                                                                                                                     (8,932)
Gain on sale of station (see note 18)                                        48,929                    -                   -
Other income (expense)                                                           63                (154)                (46)
                                                               ---------------------  -------------------  ------------------

          Net loss before taxes                                             (5,163)             (20,416)             (6,031)

Income tax expense (benefit)                                                    262              (7,709)             (2,492)
                                                               ---------------------  -------------------  ------------------
    Net loss from continuing operations                                     (5,425)             (12,707)             (3,539)
                                                               ---------------------  -------------------  ------------------

Income (loss) from discontinued operations of CET to December 29, 2000, plus applicable income tax benefit of $368, $481 and $(144), respectively
     (see note 17)                                                            (598)                (786)                 235

Loss on disposal of CET, plus applicable income tax
     benefit of $1,754 (see note 17)                                        (2,864)                    -                   -
                                                               ---------------------  -------------------  ------------------
Net loss before cumulative effect of accounting
     change                                                                 (8,887)             (13,493)             (3,304)

Cumulative effect of accounting change plus applicable
     income tax benefit of $832 (see note 1)                                (1,359)                    -                   -
                                                               ---------------------  -------------------  ------------------

          Net loss                                                         (10,246)             (13,493)             (3,304)

Preferred stock accretion and dividends (see note 6)                        (8,156)                  (6)                (14)
                                                               ---------------------  -------------------  ------------------
Net loss available for common shareholders                             $   (18,402)         $   (13,499)         $   (3,318)
                                                               =====================  ===================  ==================
Basic earnings (loss) per common share:
Loss from continuing operations                                        $     (0.37)         $     (0.42)         $    (0.15)
Earnings (loss) from discontinued operations                                 (0.10)               (0.02)                0.01
Cumulative effect of accounting change                                       (0.04)                    -                   -
                                                               ---------------------  -------------------  ------------------
Basic loss per share                                                   $     (0.51)         $     (0.44)         $    (0.14)
                                                               =====================  ===================  ==================
Diluted earnings (loss) per common share:
Loss from continuing operations                                        $     (0.37)         $     (0.42)         $    (0.15)
Loss from discontinued operations                                            (0.10)               (0.02)                0.01
Cumulative effect of accounting change                                       (0.04)                    -                   -
                                                               ---------------------  -------------------  ------------------
Diluted loss per share                                                 $     (0.51)         $     (0.44)         $    (0.14)
                                                               =====================  ===================  ==================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the years ended June 30, 2001, 2000 and 1999
                        (In thousands, except share data)


                                                                                  Shareholder      Additional
                                                                  Common             Note            Paid-In        Accumulated
                                                                  Stock           Receivable         Capital          Deficit

                                                             -----------------  ----------------  --------------  ----------------



Balance, June 30, 1998 (23,313,191 shares)                           $     58                          $ 49,079       $   (4,777)


Issuance of 11,226 shares in consideration of personal

Guaranty                                                                    -                                40                 -
Purchase and retirement of (90,300) shares                                  -                             (203)                 -
Preferred stock dividend accrued                                            -                              (14)                 -
Exercise of 350,000 warrants                                                1                               419                 -
Exercise of 600,000 options                                                 1                             1,499                 -
Exercise of 317,800 employee stock options exercised                        1                               921                 -
Conversion of 55,905 shares of preferred stock                              -                               559                 -
Tax benefit of non-qualified stock options                                  -                             1,017                 -
Net loss                                                                    -                                 -           (3,304)

                                                             -----------------  ----------------  --------------  ----------------


Balance, June 30, 1999 (24,557,822 shares)                                 61                            53,317           (8,081)

Issuance of 5,828,000 shares in connection with
     public offering - net of issuance costs                               15                            43,219                 -
Issuance of warrants to purchase common stock                               -                             4,002                 -
Allocation of preferred stock proceeds to beneficial
conversion feature                                                          -                             3,596                 -
Preferred stock dividend                                                    -                               (6)                 -
Exercise of 479,934 warrants                                                1                               700                 -
Exercise of 400,600 employee stock options                                  1                               800                 -
Tax benefit of nonqualified stock options exercised                         -                               973                 -
Conversion of preferred stock (19,913 shares)                               -                               199                 -
Reversal of prior conversion of preferred stock (31,820 shares)             -                             (318)                 -
Net loss                                                                    -                                 -          (13,493)

                                                             -----------------  ----------------  --------------  ----------------


Balance, June 30, 2000 (31,264,772 shares)                                 78                           106,482          (21,574)

Shareholder option note (see note 10)                                               $   (3,602)
Preferred stock conversion (7,874,506 shares)                              22                             4,100                 -
Preferred stock dividend paid in common shares                                                            (489)
     (362,348 shares)                                                       -                                                   -
Accretion of beneficial conversion feature related to
     Series B preferred stock                                               -                           (3,810)                 -
Loss on repurchase of Series B preferred stock
     treated as a dividend                                                  -                           (3,643)                 -
Cumulative effect of adoption of EITF 00-27                                 -                             3,701                 -
Preferred stock dividend paid in cash                                       -                             (220)                 -
Exercise of 2,170,066 warrants                                              5                             3,597                 -
Exercise of 33,400 employee stock options                                   -                                56                 -
Tax benefit of nonqualified stock options exercised                         -                                 9                 -
Issuance of 401K stock (110,739 shares)                                     -                               123                 -
Net loss                                                                    -                                 -          (10,246)

                                                             -----------------  ----------------  --------------  ----------------


Balance, June 30, 2001 (41,815,831 shares)                          $     105       $   (3,602)     $   110,904         $(31,820)

                                                             =================  ================  ==============  ================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (In thousands, except share data)

                                                                                     Years Ended June 30,
                                                                 -------------------------------------------------------------
                                                                        2001                  2000                1999
                                                                 --------------------  -------------------  ------------------

CASH FLOW FROM OPERATING ACTIVITIES:

Net income (loss)                                                    $      (10,246)        $    (13,493)        $    (3,304)
Non-cash expenses/(income) included in net income (loss):
     Depreciation and amortization                                            13,935                9,405               5,479
     Discontinued operations                                                   3,462                    -                   -
Loss on disposal of equipment                                                     15                    -                  65
     Note receivable forgiven                                                    703                    -                   -
     401K stock issuance                                                         123                    -                   -
     Deferred interest                                                           399                  222                (30)
     Provision for bad debt                                                    2,517                1,816                 561
     Provision for inventory obsolescence                                      3,587                  855                 602
     Asset disposal                                                                                   193                   -
     Deferred tax benefit                                                    (2,643)              (8,190)             (2,332)
     Gain on sale of station assets                                         (48,929)                    -                   -

Changes in current and non-current items:

     Accounts receivable                                                      10,059              (8,738)             (5,700)
     Inventories                                                               (412)              (9,449)             (3,504)
     Prepaid expenses and other assets                                            20                (295)                  95
     Accounts payable and accrued expenses                                   (6,265)                4,307               7,297
     Deferred revenue                                                          1,646                  142               (156)

                                                                 --------------------  -------------------  ------------------

          Net cash used by operations                                       (32,029)             (23,225)               (927)
                                                                 --------------------  -------------------  ------------------

CASH FLOW FROM INVESTING ACTIVITIES:

     Purchase of equipment                                                   (2,727)             (17,671)            (14,101)
     Licenses                                                                  (525)              (2,349)            (14,807)
     Sale of station assets, net of closing costs                             55,681                    -                   -
     Net change in restricted cash                                             5,058                  375             (5,433)
     Cash payments for acquisitions                                                -                    -               (543)
     Proceeds from sale of equipment                                               -                    -                  69
     Other assets                                                                 21                    -               (262)
                                                                 --------------------  -------------------  ------------------

          Net cash provided (used) by investing activities                    57,508             (19,645)            (35,077)
                                                                 --------------------  -------------------  ------------------

CASH FLOW FROM FINANCING ACTIVITIES:

     Reduction in note receivable                                              1,120
     Payment of debt consent fees                                            (1,872)
     Proceeds from debt                                                            -               20,000              20,000
     Purchase and retirement of common stock                                       -                    -               (203)
     Payment of preferred stock dividends                                      (220)                 (21)                (14)
     Proceeds from exercise of stock options/warrants                          3,648                1,500               2,842
     Preferred stock redemption                                             (11,457)                    -                   -
     Proceeds from issuance of Series B Preferred Stock                            -               20,000                   -
     Proceeds from issuance of common stock                                       56               46,624
                                                                                                                            -
     Repayment of capital leases                                             (1,110)                (667)               (495)
     Repayment of debt                                                      (20,000)             (20,000)                   -
     Shareholder option note                                                 (3,602)                    -                   -
     Payment of stock issuance costs (preferred & common)                          -              (3,161)               (284)
     Payment of debt issuance costs                                                -                (956)                   -
                                                                 --------------------  ------------------    -------------------
          Net cash provided (used) by financing activities                  (33,437)               63,319              21,846

                                                                 --------------------  -------------------   -------------------

NET INCREASE/(DECREASE) IN CASH                                              (7,958)               20,449            (14,158)
     Cash beginning of period                                                 27,515                7,066              21,224

                                                                 --------------------  -------------------  ------------------
     Cash end of period                                                       19,557         $     27,515         $     7,066
                                                                 ====================  ===================  ==================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                        (In thousands, except share data)


                                                                                         Years Ended June 30,
                                                                        -------------------------------------------------------
                                                                              2001               2000               1999
                                                                        ------------------  ----------------   ----------------


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes                                                             $     364          $      -    $             -
                                                                        ------------------  ----------------   ----------------


Cash paid for interest                                                         $   10,178        $    9,094    $         8,711
                                                                        ------------------  ----------------   ----------------

SCHEDULE OF NONCASH FINANCING ACTIVITIES

Accrued liability for purchase of equipment                                     $       -          $      -    $         1,874
                                                                        ------------------  ----------------   ----------------


Tax effect of non-qualified stock options                                        $      9         $     973    $         1,017
                                                                        ------------------  ----------------   ----------------

Stock issued for loan guaranty                                                  $       -          $      -    $            40
                                                                        ------------------  ----------------   ----------------

Reversal of conversion of preferred stock
     into shares of common stock (31,820 shares)                                $       -        $    (318)    $            -
                                                                        ------------------  ----------------   ----------------

Property and equipment acquired through capital leases                          $     360        $    1,667    $         1,271
                                                                        ------------------  ----------------   ----------------

Conversion of 519, 19,879 and 55,905 shares, respectively,
     of Series A preferred stock into common                                     $      5         $     199    $          559
                                                                        ------------------  ----------------   ----------------

Accrued Series A preferred stock dividend                                        $      1          $      6    $           14
                                                                        ------------------  ----------------   ----------------

Conversion of 1,000 shares of Series B preferred stock
     into common stock                                                         $    4,100          $      -    $            -
                                                                        ------------------  ----------------   ----------------

Dividend on Series B preferred stock paid in common stock                       $     489          $      -    $            -
                                                                        ------------------  ----------------   ----------------


Accretion and loss on repurchase of Series B preferred stock                   $    7,453          $      -    $            -
                                                                        ------------------  ----------------   ----------------










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      SHOP AT HOME, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of presentation. All dollar values in tables and the financial statements and footnotes have been expressed in (000s) except for share and per share data and per household data.

        Principles of consolidation. The accompanying consolidated financial statements include the accounts of Shop At Home, Inc. and its 100% directly owned subsidiaries, SAH-Northeast Corporation ("Northeast"), SAH-Houston Corporation ("Houston"), SAH Acquisition Corporation II ("SAH Acquisition II"), SAH Acquisition Corporation ("SAH AQ") and Partners - SATH L.L.C. ("Partners"), (collectively the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

        Operations. The Company markets various consumer products through a televised "Shop At Home" service and over the Internet through its website shopathometv.com. The programming is currently broadcast by satellite and is available on the Internet on a twenty-four hours per day, seven days per week schedule.

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

        Partners owns real property located at 5388 Hickory Hollow Parkway, Nashville, Tennessee, the Company's office headquarters and studios. The real property is Partners' only asset. SAH AQ's principal asset is a 1% membership in Partners.

        Cash and cash equivalents. For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

        Restricted cash. Restricted cash represented cash held in escrow of $5,100 million for final settlement of the purchase of assets of WSAH-Bridgeport (Note 15). The WSAH transaction was settled in November 2000.

        Accounts receivable--trade. The Company has reduced accounts receivable to the net realizable value through recording allowances for doubtful accounts. At June 30, 2001, and 2000, the Company had recorded allowances of $2,639 and $1,595, respectively.

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

        Depreciation is computed under straight-line methods over the estimated useful lives of the assets as reflected in the following table:

       Furniture and fixtures                                       7      Years
       Computer hardware and software                               3      Years
       Operating equipment                                       5-15      Years
       Leasehold improvements                                    3-15      Years
       Building                                                    40      Years

        FCC licenses for television stations. The Company has acquired five full-power television station licenses. The licenses are granted by the Federal Communications Commission for eight-year periods and are regularly renewed absent serious violations of the law. Because of the resulting indeterminate lives of the licenses, the Company has amortized the related costs over 40 years. License amortization expense of $2,673, $2,424 and $2,138 was recorded for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

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

        Goodwill. Goodwill is amortized ratably over 40 years. The amortization period for goodwill was determined based on the rationale developed to assign lives to the FCC licenses. Goodwill amortization amounted to $239, $346 and $165 for fiscal years ended June 30, 2001, 2000 and 1999, respectively. Management periodically evaluates the net realizability of the carrying amount of goodwill.

        Debt issue costs. The Company has $3,798 and $2,732 as of June 30, 2001 and 2000 of debt issuance costs recorded as other assets. These deferred costs relate to the issuance of the $75,000 Senior Secured Notes. The issuance costs of the Notes are being amortized through the maturity date of April 1, 2005. An additional $1,873 was added in fiscal year ended June 30, 2001, to cover costs associated with soliciting noteholders' consent to a supplement to this Indenture. (See Third Supplemental Indenture filed March 2001.). The amortization of $653 and $579 for the fiscal years ended June 30, 2001 and 2000, respectively, has been recorded as additional interest expense.

        Sales returns. The Company generally allows customers to return merchandise for full credit or refund within 30 days from the date of receipt. At June 30, 2001 and 2000, the Company had recorded credits due to customers of $3,443 and $2,711, respectively, for actual and estimated returns.

        Revenue recognition. The Company's principal source of revenue is retail sales to viewing and online customers. Other sources of revenue include rental of customer lists. Product sales are recognized upon delivery of the merchandise to the customer. List rental income is recognized over time as the lists are utilized. Deferred revenue consists of sales related to in transit merchandise.

        Cost of goods sold. Cost of goods sold represents the purchase price of merchandise and inbound and outbound freight costs.

        Advertising.     Advertising is expensed as incurred.

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

        Earnings (Loss) per share. Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires the presentation of basic and diluted EPS. Basic earnings (loss) per share is computed by dividing net income (loss) available for common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing adjusted net income (loss) by the weighted average number of shares of common stock and assumed conversions of dilutive securities outstanding during the respective periods. Dilutive securities represented by options, warrants, redeemable preferred stock and convertible debt outstanding have been included in the computation except in periods where such inclusion would be anti-dilutive. The Company uses the treasury stock method for calculating the dilutive effect of options and warrants and the converted method with respect to the effect of convertible securities.

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

        Recent accounting pronouncements. Pursuant to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101) the Company changed its method of recognizing revenue on products it ships to its customers. Prior to the adoption of SAB101 the Company recognized revenue when the products were shipped to the customers, as the products were shipped FOB shipping point. Pursuant to the new guidance in SAB101 the Company now recognizes the revenue from shipments once the product is received by the customer. This change was necessitated since the Company routinely maintains risk of loss, covered by insurance, while the products are in transit. In accordance with SAB101, the Company has reduced revenue for the products which were shipped at the end of the period but not received by the customer by recording a cumulative effect of an accounting change of $1,359 (net of a tax benefit of $832) for the effects through June 30, 2000.

        Pursuant to Emerging Issues Task Force (EITF) Issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company changed its classification of shipping and handling costs in the second quarter of fiscal 2001. Prior to the issuance of EITF 00-10, the Company netted shipping and handling costs against shipping and handling revenue and included the net amount in net revenues. In accordance with EITF 00-10 the Company has reclassified all shipping and handling costs to cost of goods sold which increased net revenue and cost of goods as follows:


                                                              2001               2000               1999
                                                          --------------     --------------      -------------

                 Net Revenue                                     9,596             10,764              8,021
                 Cost of Goods Sold                              9,596             10,764              8,021


The adoption of EITF 00-10 had no effect on operating loss or net loss.

         On June 29, 2001, the Financial Accounting Standards Board (FASB or the "Board") issued two Statements: Statement No. 141 (FAS 141), Business Combinations, and Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets.

         FAS 141 primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost. FAS 141 supercedes APB 16, Business Combinations.

         The most significant changes made by FAS 141 are:

o It requires use of the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method.
o It provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill.

         FAS 141 is effective for all business combinations (as defined in the Statements) initiated after June 30, 2001, and for all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001, or later).

         FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting), and supercedes APB 17, Intangible Assets.

         The most significant changes made by FAS 142 are:

o Goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually.
o Goodwill will be tested at least annually at the reporting unit level.
o The amortization period of intangible assets with finite lives is no longer limited to forty years.

         FAS 142 is effective for fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim period financial statements have not been issued previously. In all cases, the provisions of FAS 142 should be applied at the beginning of a fiscal year. Retroactive application is not permitted.

         The Company intends to adopt these statements July 1, 2001. The effect of such adoption will be to discontinue amortization of the license costs and goodwill which totaled $2,912 for the year ended June 30, 2001.

        Reclassifications. Certain amounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the current year presentation.

NOTE 2 -- PROPERTY AND EQUIPMENT

         Property and equipment consists of the following major classifications:

                                                                                            June 30,
                                                                               2001                      2000
                                                                               ----                      ----

             Leasehold improvements                                       $     626                  $    572
             Building                                                        11,908                    11,908
             Operating equipment                                             19,786                    20,213
             Software                                                        20,828                    18,075
             Furniture and fixtures                                           3,168                     2,975
             Construction in progress                                             -                     2,255
             Land                                                             1,250                     1,250
                                                                  ------------------          ----------------
                                                                             57,566                    57,248
             Accumulated depreciation                                      (18,395)                   (8,436)
                                                                  ------------------          ----------------
             Property and equipment, net                                 $   39,171                $   48,812
                                                                  ==================          ================

        Depreciation expense totaled $11,079, $5,736 and $2,145 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. Of the $11,079 depreciation expense in year ending June 2001, $1,161 relates to the reduction of lives of certain computer hardware and software from five years to three years to better reflect the expected utility of these assets.

NOTE 3 -- INVENTORY

        The components of inventory at June 30, 2000, and 1999 are as follows:

                                                                             June 30,
                                                                 2001                       2000
                                                                 ----                       ----

           Products purchased for resale                    $  11,670                  $  12,688
           Finished goods (Collector's Edge)                        -                      2,909
           Work in progress (Collector's Edge)                      -                        900
                                                       ---------------            ---------------
                                                               11,670                     16,497
           Valuation allowance                                 (1,717)                      (669)
                                                       ---------------            ---------------
                Total                                        $  9,953              $      15,828
                                                       ===============            ===============

NOTE 4 -- CAPITAL LEASES

          Property and equipment includes $3,111 of various equipment acquired pursuant to long term capital leases. The accumulated depreciation on these assets is $1,373.





        Future minimum lease payments under capitalized leases are as follows at June 30, 2001:

         2002                                                                                    $    972
         2003                                                                                         415
         2004                                                                                          98
         2005                                                                                           -
         2006                                                                                           -
         Thereafter                                                                                     -
                                                                                          ----------------
         Total minimum lease payments                                                               1,485
         Less amount representing interest                                                          (124)
                                                                                          ----------------
         Present value of minimum lease payments                                                    1,361
         Less current portion                                                                       (877)
                                                                                          ----------------
         Long-term portion                                                                       $    484
                                                                                          ================

NOTE 5 -- INDEBTEDNESS

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

         The Notes are collateralized by a lien on all of the issued and outstanding capital stock of SAH Acquisition II and the assets of SAH Acquisition II, other than the FCC licenses held by it. The Notes are also collateralized by a lien on all of the issued and outstanding capital stock of SAH-Northeast, the owner and operator of WMFP(TV) in Boston and WSAH(TV) in Bridgeport. In addition, the obligations of the Company under the Notes are jointly and severally guaranteed on a senior basis by each of the Company's subsidiaries.

         The Indenture restricts the Company from incurring additional indebtedness in excess of $17,500, which indebtedness may be secured by a first priority lien on certain of the Company's assets, including the Company's accounts receivable and inventory and a first priority lien on the capital stock and other assets of the broadcast properties not owned by SAH Acquisition II. The indenture also restricts the Company's ability to issue preferred stock, incur liens, pay dividends, make certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person, issue or sell stock of subsidiaries, or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company or encumber the assets of the Company or its subsidiaries.

Senior Credit Facility

         During the year ended June 30, 2001, the Company used a portion of the proceeds from the sale of its Houston television station (see Note 18) to repay its $20,000 senior bank facility. The senior bank facility bore interest at a margin above LIBOR. Subsequent to year end, the Company executed a new $17,500 senior bank facility (see Note 19).

NOTE 6 -- REDEEMABLE PREFERRED STOCK

Series A Preferred Stock.

        The Company is authorized to issue 1,000,000 shares of Series A Preferred Stock, of which 16,088 shares were outstanding as of June 30, 2001. The Series A Preferred Stock is entitled to receive dividends, preferences, qualifications, limitations, restrictions and the distribution of assets upon liquidation before the Company's common stock.

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

        The holders of Series A Preferred Stock generally are not entitled to vote. There are some situations, however, in which the holders of Series A Preferred Stock are entitled to vote. First, holders of Series A Preferred Stock may vote if required by Tennessee corporate law. Second, the Company's charter requires the holders of a majority of shares of the Series A Preferred Stock to consent to (1) the authorization, creation or issuance of a new class of capital stock or series of preferred stock having rights, preferences or privileges senior to the Series A Preferred Stock, (2) any increase in the number of authorized shares of any class of capital stock or series of preferred stock having rights, preferences or privileges senior to the Series A Preferred stock, or (3) the amendment of any provision of the Company's charter which would materially and adversely affect any right, preference, privilege or voting power of the Series A Preferred Stock. Holders of Series A Preferred Stock have no preemptive rights with respect to any of the Company's shares or other securities which may be issued, and such shares are not subject to assessment.

Series B Convertible Preferred Stock.

        On June 30, 2000, the Company issued 2,000 shares of its Series B Convertible Preferred Stock, $10,000 stated value per share, in consideration of a payment of $20,000. Of the original 2,000 shares issued on June 30, 2000, 1,000 were redeemed for $10,682 cash and the balance was converted into 7,874,506 shares of common stock during the fiscal year ended June 30, 2001.

         Included in the preferred stock accretion and dividends for the year ended June 30, 2001 are $703 for dividends paid in cash and common stock, $3,810 for the beneficial conversion feature accretion, and $3,643 loss on repurchase of preferred stock treated as a dividend.

        The Company adopted certain provisions of EITF 00-27, "Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Securities", in the second quarter of fiscal 2001. EITF 00-27 changed the approach of calculating the conversion price used in determining the value of the beneficial conversion feature from using the conversion price stated in the preferred stock certificate to using the accounting conversion price. The adoption of this EITF increased the original value of the beneficial conversion feature from $3,596 to $7,796. In accordance with EITF 00-27, the adoption was treated as a cumulative effect of an accounting change, which resulted in a cumulative adjustment to dividends of $499 which was recorded in the second quarter of fiscal 2001.

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

NOTE 8 -- INCOME TAXES

        The components of temporary differences and the approximate tax effects at June 30, 2001 and 2000, are as follows:

                                                                                         June 30,
                                                                          2001                              2000
                                                                          ----                              ----

         Deferred tax assets:
              Net operating loss carryforwards
                   and AMT credits                                        $    21,624                        $   16,922
              Accruals                                                          3,177                             1,825
              Valuation allowance                                              (2,400)                                -
                                                                   -------------------                ------------------
                        Total deferred tax assets                              22,401                            18,747
                                                                   -------------------                ------------------
         Deferred tax liabilities:

              Licenses and intangibles                                          6,676                             6,230
              Depreciation                                                      3,130                             2,564
                                                                   -------------------                ------------------
                        Total deferred tax liabilities                          9,806                             8,794
                        Net deferred tax assets                           $    12,595                        $    9,953
                                                                   ===================                ==================


         Current deferred tax assets                                      $     3,177                        $    1,825
         Long-term deferred tax assets, net                                     9,418                             8,128
                                                                   -------------------                ------------------
         Net deferred tax assets                                          $    12,595                        $    9,953
                                                                   ===================                ==================


       At June 30, 2001 the Company had approximately $56,260 of net operating loss carryforwards in addition to $95 of AMT credits available to offset taxable income in future periods. Of these amounts, $53,342 of the net operating loss carryforwards do not begin to expire until 2019. Due to the length of time until the expiration date and the value of the Company's commercial television stations the Company did not deem it necessary to provide a valuation allowance at June 30, 2001 against its federal net operating loss carryforwards. However, the Company did provide a full valuation allowance against its state net operating loss carryforwards as these carryforwards primarily relate to states in which no commercial television stations are present.

        Income tax expense (benefit) varies from the amount computed by applying the federal corporate income tax rate of 34% to income (loss) before income taxes as follows:

                                                                                   Years Ended June 30,
                                                                                   -------------------
                                                                     2001                 2000                   1999
                                                                     ----                 ----                   ----


Computed "expected" income tax benefit from
     continuing operations                                           $  (1,755)           $  (6,941)              $ (2,051)
Increase (decrease) in income taxes
     resulting from:
          State income tax expense (benefit), net
               of federal effect                                          (204)                (859)                  (224)
          Nondeductible expenses                                             94                   64                     45
          Change in valuation allowance                                   2,400                    -                      -
          Other                                                           (273)                   27                  (262)
                                                                ----------------     ----------------      -----------------
          Actual income tax expense (benefit)                           $   262           $  (7,709)              $ (2,492)
                                                                ================     ================      =================

        The components of income tax expense (benefit) for the years ended June 30, 2001, 2000 and 1999, are as follows:

                                                                                   Years Ended June 30,
                                                                                   -------------------
                                                                     2001                 2000                   1999
                                                                     ----                 ----                   ----

            Current:
                     State                                             $    54               $    -               $   (16)
                     Federal                                                 -                    -                      -
                                                                 --------------       --------------        ---------------
                                                                       $    54               $    -               $   (16)
                                                                 --------------       --------------        ---------------
             Deferred:
                     State                                               2,325                (794)                  (612)
                     Federal                                           (2,117)              (6,915)                (1,864)
                                                                 --------------       --------------        ---------------
                                                                           208              (7,709)                (2,476)
                                                                 --------------       --------------        ---------------
             Total expense (benefit)                                   $   262            $ (7,709)              $ (2,492)
                                                                 ==============       ==============        ===============

        The Company has allocated deferred tax benefits directly to additional paid in capital for the years ended June 30, 2001, 2000 and 1999 of $9, $973 and $1,017, respectively. These amounts reflect the tax benefit received from the exercise of nonqualified stock options and disqualifying dispositions by employees of qualified stock options.

NOTE 9 - COMMITMENTS

        Transponder Use Agreement and Purchased Air-Time. In December 1995, the Company's transponder lease became effective. The Company's principal satellite transponder is leased on a fully protected and non-preemptible basis, which means as a broker of satellite services, The SPACECONNECTION, Inc. has agreed to furnish the Company alternative service on another transponder of similar quality and location or, if necessary, on another satellite to support an in-orbit failure of PanAmSat's G-11. The expenses for the transponder and purchased air time (primarily for cable and direct broadcast satellite access fees) were $35,463, $33,291 and $26,303 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

        Lease Commitments. Rental expense for office, studio and miscellaneous equipment was $3,086, $3,194 and $2,874 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

        Future minimum lease payments of noncancelable operating leases are as follows at June 30, 2001:

         2002                                                   $  2,490
         2003                                                      2,445
         2004                                                      2,289
         2005                                                        271
         2006                                                         63
         Thereafter                                                   21
                                                     -----------------------
         Total                                                  $  7,579
                                                     =======================

        The Company has agreements with various affiliated television and cable system operators to purchase air-time. The terms of the agreements vary from week-to-week to one year periods and are generally cancelable on 30 days notice.

NOTE 10 -- RELATED PARTY TRANSACTIONS

        During the fiscal years ended June 30, 2001, 2000 and 1999, the Company engaged in some related party transactions in the normal course of business, none of which exceeded $60 in total except as described below.

         An entity affiliated with Frank A. Woods, a director of the Company, was paid in October 2000 a finder's fee of $200 in connection with the Company's $20,000 senior bank facility.

        In May 2001, Charles W. Bone was added to the Board of Directors. Mr. Bone is a partner in the firm Wyatt, Tarrant & Combs, LLP that represents Shop At Home in various legal issues. During 2001, the Company paid $432 in fees with Wyatt, Tarrant & Combs, LLP.

        In May 2001, the Board of Directors appointed A.E. Jolley and J. Daniel Sullivan, as a committee of Independent Directors, to set compensation for the members of the Office of the Chair consisting of J.D. Clinton, Chairman, Charles
W. Bone, George R. Ditomassi, Jr. and Frank Woods. Compensation was set at $7.5 monthly for Charles W. Bone and Frank Woods. In addition to an initial grant of options to purchase 12,500 shares of stock made by the Board of Directors for the service of these Directors on an Executive Committee charged with running the Company after the Chief Executive Officer's termination, the committee decided that for their service as the Office of the Chair to grant additional options to purchase 25,000 shares to Charles Bone and Frank Woods. The committee also allowed Mr. Bone to exercise his outstanding warrants using a three year note. The committee also granted options to purchase 50,000 shares to George R. Ditomassi (see discussion of note below). In addition, J.D. Clinton was loaned, by the Company, the exercise price for all of his remaining warrants. The loan matures on June 30, 2004 (see discussion of loan below).

        On June 30, 2001, Mr. Clinton exercised warrants to purchase 1,545,066 shares of Common Stock through an affiliated entity, SAH Holdings, Ltd., for a total purchase price of $2,565 and exercised warrants to purchase 542,500 shares of Common Stock through another affiliated entity Clinton Investments, Ltd., for a total purchase price of $901. Mr. Bone, on the same date, exercised warrants to purchase 82,500 shares of Common Stock through an affiliated entity, Caleb Investments, LP, for a total purchase price of $137. The Company loaned these entities the funds to make this purchase and each of these entities executed a non-recourse promissory note to the issuer payable in full on June 30, 2004. The notes carry interest at the prime rate, also payable at maturity. The loans are non-recourse to the entities, but are collateralized by the underlying shares purchased.

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

        In connection with the relocation of the primary residence of Kent E. Lillie, President & Chief Executive Officer of the Company, from Atlanta, Georgia, to Nashville, Tennessee, the Company made an interest-free loan to Mr. Lillie in the principal amount of $800. This note will be forgiven, under certain circumstances, as part of Mr. Lillie's severance agreement.

        In September 1999 the Company entered into a lease agreement with INSOUTH Bank whereby the Company leased a portion of an office building located adjacent to the Company's Nashville facilities. INSOUTH Bank is controlled by J.D. Clinton, Chairman of the Board of Directors of the Company and a principal shareholder. The Company paid INSOUTH $163, $101 and $0 for the fiscal year 2001, 2000 and 1999, respectively.

NOTE 11 -- STOCK OPTIONS AND WARRANTS

         1999 Stock Option Plan. In 1999 the Company's Board of Directors adopted the 1999 Employee Stock Option Plan which provides for the issuance of up to 3,000,000 shares of common stock. The 1999 Plan is administered by a committee of the Board of Directors consisting of non-employee directors. All directors and key employees are eligible to receive options. Options granted under the plan can be either incentive stock options or unqualified stock options. Incentive stock options to purchase common stock may be granted at not less than 100% of the fair market value of the stock on the date of the grant. No options may be granted after July 21, 2009. No option that is an incentive stock option shall be exercisable after the expiration of ten years from the date such option was granted (five years if granted to a 10% shareholder). The options may provide for vesting, in full or in part, after a change in control of the Company.

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

        At June 30, 2001 there were 757,450 of remaining shares available for grant under the 1999 and the 1991 stock option plans.




                                             2001                         2000                          1999
                                   -------------------------   ---------------------------    -------------------------
                                      As                           As                             As
                                   Reported      Pro Forma      Reported       Pro Forma       Reported     Pro Forma
                                   ----------   ------------   ------------    -----------    -----------   -----------


Net income (loss) available to      $ 18,402)    $ (21,407)     $ (13,499)     $ (15,503)      $ (3,318)     $ (4,244)
     common shareholders
Basic earnings (loss) per share     $  (.51)      $   (.58)       $  (.44)      $   (.51)       $  (.14)     $   (.18)
Diluted earnings (loss) per share   $  (.51)      $   (.58)       $  (.44)      $   (.51)       $  (.14)     $   (.18)


        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants in the years ended June 30, 2001, 2000 and 1999, respectively: dividend yield of 0%; expected volatility of 90%, 77% and 76% ; risk-free interest rate of 5.47%, 6.05% and 4.5%; and expected life of
7.5 years.

        A summary of the status of the Company's options as of June 30, 2001, 2000 and 1999 and changes during the periods ending on those dates is presented below:

                                                                        June 30,

                                      2001                           2000                         1999
                                 ----------------------------  -----------------------------   --------------------------
                                                  Weighted                       Weighted                     Weighted
                                                  Average                        Average                      Average
                                                  Exercise                       Exercise                     Exercise
                                    Options       Price         Options          Price          Options       Price
                                 --------------   -----------  --------------   ------------   -----------    -----------

Outstanding at beginning of
     period:                         2,821,600          7.62       2,449,200        $  6.14     2,379,000         $ 2.51
         Granted                     1,797,350          2.24       1,007,000           9.18     1,143,000          10.02
         Exercised                    (33,400)          1.53       (400,600)           2.00     (917,800)           2.47
         Forfeited                 (1,096,700)         10.27       (234,000)           7.75     (155,000)           3.90
                                 --------------                --------------                  -----------
Outstanding at end of period         3,488,850          4.21       2,821,600        $  7.62     2,449,200         $ 6.14
Options exercisable at period
      end                            1,507,100                       987,500                      901,800
Weighted average fair value of
     options granted during the
     year                             $   1.85                     $    7.08                   $     7.78




                                                   Options Outstanding                         Options Exercisable

                                                          Weighted
                                                          Average         WeightedAverage                    WeightedAverage
                                        Number           Remaining         Exercise           Number          Exercise
                                      Outstanding       Contractual          Price         Exercisable          Price
Range of Exercise Prices              at 6/30/01            Life                            at 6/30/01
--------------------------------     --------------    ---------------    ------------    ---------------    ------------

$0.00 - $1.99                            1,003,500            8 years         $  1.47            300,200         $  1.28
$2.00 - $2.99                            1,007,250            6 years            2.74            746,600            2.75
$3.00 - $3.99                              648,500            8 years            3.68            194,600            3.63
$4.00 - $5.99                              132,500            9 years            4.79             25,300            4.89
$6.00 - $7.99                              129,000            7 years            6.59             65,600            6.82
$8.00 - $9.99                              135,500            8 years            8.66             27,900            8.66
$10.00 - $10.99                             58,700            8 years           10.61             13,900           10.62
$11.00 - $11.99                             15,900            8 years           11.26              3,900           11.36
$12.00 - $12.99                            164,000           10 years           12.53             32,800           12.53
$13.00 - $13.99                            194,000            8 years           13.13             96,300           13.11
                                     --------------                                       ---------------
                                         3,488,850                                             1,507,100
                                     ==============                                       ===============


        At June 30, 2001, warrants to purchase 2,000,000 shares of common stock were outstanding. The warrants' exercise price is $2.82 per common share. The warrants expire on June 30, 2003.

NOTE 12 -- EARNINGS (LOSS) PER SHARE

        The following table sets forth for the periods indicated the calculation of net earnings (loss) per share included in the Company's Consolidated Statements of Operations:

                                                                         Years Ended June 30,
                                                        2001                     2000                     1999
                                                        ----                     ----                     ----

Numerator:
     Net income (loss)                                 $(10,246)                $(13,493)                 $ (3,304)
     Preferred stock accretion and dividends             (8,156)                      (6)                      (14)
                                                    -------------            -------------           ---------------
     Numerator for basic earnings per
          share-income (loss) available to
          common stockholders                          $(18,402)                $(13,499)                 $ (3,318)
                                                    =============            =============           ===============
Denominator:
     Denominator for basic earnings per
          share-weighted-average shares                   36,311                   30,490                    23,771
     Effect of dilutive securities:
      a)  Employee stock options                               -                        -                         -
      b)  Non employee options                                 -                        -                         -
      c)  Warrants                                             -                        -                         -
      d)  Convertible preferred stock                          -                        -                         -
      e)  Convertible debt                                     -                        -                         -
                                                    -------------            -------------           ---------------
Denominator for diluted earnings per
     Share-adjusted weighted-average
     Shares and assumed conversions                       36,311                   30,490                    23,771
                                                    =============            =============           ===============
Basic earnings (loss) per share                         $  (.51)                 $  (.44)                   $ (.14)
                                                    =============            =============           ===============
Diluted earnings (loss) per share                       $  (.51)                 $  (.44)                   $ (.14)
                                                    =============            =============           ===============

Although the amounts are excluded from the computations in loss years because their inclusion would be anti-dilutive they are shown here for informational and comparative purposes only:


     a)  Employee stock options                              3,489                    1,007                   1,143
     b)  Non Employee options                                    -                        -                     239
     c)  Warrants                                            2,000                    2,035                   2,389
     d)  Convertible preferred stock                            16                       94                     121


NOTE 13 -- EMPLOYEE BENEFIT PLAN

        The Company has a defined contribution plan covering all full-time employees who have attained one year of service and are age 21 or older. Participants are permitted to make contributions in an amount equal to 1% to 15% of their compensation actually paid. Employer contributions are discretionary and allocated to each eligible employee in proportion to his or her compensation as a percentage of the compensation of all eligible employees. During 2001, 2000 and 1999, the Company did not make any cash contributions to the plan. As of July 1, 1999, the Company has elected to match in the form of Company stock a portion of the employee's contribution up to a maximum of 50% of the employee's annual contribution. The Company's match on the 401K for fiscal year ended June 30, 2001, and 2000 was 110,724 and 10,338 shares of common stock, respectively. The match is awarded as of December 31.

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

        The electronic retailing industry is sensitive to general economic conditions and business conditions affecting consumer spending. The Company's product lines include jewelry, sports memorabilia and other unique items that may make the Company more sensitive to economic conditions than retailers of ordinary items.

         During the year ended June 30, 2001, the Company had three vendors from whom it purchased more than 10% each of its total cost of goods sold. The three vendors' products were in different categories and accounted for approximately 12.7%, 12.2% and 10.0% of the Company's cost of goods sold. The Company believes that it could find replacement vendors for the products sold by any one of these vendors without a material adverse effect on the Company.

NOTE 15 - ACQUISITION OF WSAH

        On June 3, 1999, SAH-Northeast Corporation ("Northeast"), a wholly-owned subsidiary of Shop At Home, acquired the assets of WBPT, Bridgeport, Connecticut, and changed its call sign on that date to WSAH. Northeast acquired WSAH at a potential total purchase price of $21,000, of which approximately $4,800 was contingent consideration based on potential incremental increases during the 12-month period following the purchase closing in the station's cable household reach above the estimated 680,000 existing households at closing up to a maximum of 900,000 households. The calculation of the contingent consideration is at a rate of $22 per additional cable household (applied to the maximum of 220,000 incremental households). The Company estimates 765,000 households were reached as of June 30, 2001 (representing 85,000 incremental households). Final agreement was reached with the seller in November 2000 resulting in the purchase price being recorded as follows:

    FCC License                                                $17,541
    Property and equipment                                         933
                                                     ------------------------
               Total                                           $18,474
                                                     ========================


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

NOTE 16 -- CONTINGENCIES

         A lawsuit was filed against the Company in January 2000 by a former vendor, Classic Collectibles, LLC, in state Chancery Court in Chattanooga, Tennessee. The vendor alleges that the Company improperly canceled certain orders and that certain amounts it paid to the Company under a written agreement should be refunded. The vendor is claiming entitlement to its lost profits because the Company did not provide an amount of broadcast network time in 1999 that the vendor alleges was orally promised in connection with the written agreement. The Company has filed its answer and has vigorously pursued its defense of this action since the settlement discussions between the parties failed. This case is set for trial in February 2002.

        The Company is subject to claims in the ordinary course of business. Management does not believe the resolution of such claims will result in a material adverse effect on the future financial condition, results of operations, or cash flows of the Company.

NOTE 17 -- DISCONTINUANCE OF COLLECTOR'S EDGE

        The Company discontinued the operations of its subsidiary and segment, Collector's Edge of Tennessee, Inc. (CET), which formerly manufactured and distributed football trading cards at the end of December 2000. The Company sold CET's assets on February 19, 2001, for $1,500, $500 in cash and a note for $1,000 due in six equal installments which was paid in full on August 15, 2001. Revenues from CET were as follows:

                                            Twelve Months Ended
                                                   June 30,
                                    2001             2000             1999
                              ---------------- ---------------- ---------------

                                   $2,519           $9,700           $9,438



NOTE 18 -- SALE OF HOUSTON TELEVISION STATION KZJL

         On March 20, 2001 the Company sold its Houston Television Station KZJL for $57,000. In addition to the cash received, the Company retained rights to 50% of any profits from any sale of the station's Channel 60 - 69 spectrum. The gain recognized on the sale is the result of the proceeds less $6,753 for the net book value of fixed assets and license cost and $1,319 in closing costs.

NOTE 19 -- SUBSEQUENT EVENTS

         In August 2001, the Company executed and drew down a $17,500 senior bank credit facility. The proceeds will be used for general corporate purposes. Interest accrues on the facility at a rate of 90-day LIBOR plus 4.875%. The facility matures on August 1, 2003 and is primarily collateralized by a first priority interest in the Company's Boston and Bridgeport television stations, merchandise inventory and accounts receivable. This credit facility restricts the Company from using dividends on its common stock and has annual Earnings Before Interest Taxes and Depreciation (EBITDA), as defined in the agreement, requirements.

NOTE 20 -- OPERATING SEGMENTS

          Effective June 30, 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supercedes previously issued segment reporting disclosure rules and requires reporting segment information that is consistent with the way in which management operates the Company. The segment disclosures for prior years have been restated to conform with the current year presentation. The Company operates principally in two segments: Shop At Home Network and shopathometv.com. The Company operates almost exclusively in the United States.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are accounted for as if the sales or transfers were with third parties, that is, at current market prices.



                             OPERATING SEGMENT DATA
                                                                  Years Ended June 30,
                                                       2001               2000               1999
                                                       ----               ----               ----

         Revenue:
              Network                                 $   161,589          $  198,114        $  150,399
              shopathometv.com                             18,686               4,675                 -
              Intersegment eliminations                   (2,660)             (1,233)                 -
                                                 -----------------  ------------------  ----------------
                                                      $   177,615          $  201,556        $  150,399
                                                 =================  ==================  ================
         Operating profit (loss):
              Network                                $   (33,594)          $  (4,447)         $   2,291
              shopathometv.com                            (9,592)             (6,901)                 -
                                                 -----------------  ------------------  ----------------
                                                     $   (43,186)         $  (11,348)         $   2,291
                                                 =================  ==================  ================
         Depreciation and amortization:
              Network                                  $   11,854           $   7,761         $   4,202
              shopathometv.com                              2,081                 612                 -
                                                 -----------------  ------------------  ----------------
                                                       $   13,935           $   8,373         $   4,202
                                                 =================  ==================  ================
         Interest income:
              Network                                   $     906            $    749          $    656
              shopathometv.com                                  -                   -                 -
                                                 -----------------  ------------------  ----------------
                                                        $     906            $    749          $    656
                                                 =================  ==================  ================
         Interest expense:
              Network                                  $   11,875           $   9,490         $   8,932
              shopathometv.com                                  -                 173                 -
                                                 -----------------  ------------------  ----------------
                                                       $   11,875           $   9,663         $   8,932
                                                 =================  ==================  ================
         Income (loss) before taxes:
              Network                                  $    4,429         $  (13,342)        $  (6,031)
              shopathometv.com                            (9,592)             (7,074)                 -
                                                 -----------------  ------------------  ----------------
                                                      $   (5,163)         $  (20,416)        $  (6,031)
                                                 =================  ==================  ================
         Income taxes:
              Network                                  $    3,907          $  (5,035)        $  (2,492)
              shopathometv.com                            (3,645)             (2,674)                 -
                                                 -----------------  ------------------  ----------------
                                                        $     262          $  (7,709)        $  (2,492)
                                                 =================  ==================  ================
         Total assets:
              Network                                 $   169,624          $  211,433        $  164,009
              shopathometv.com                             10,393               8,830                 -
              Collector's Edge                                  -               8,331             7,855
              Intersegment eliminations                         -             (1,300)           (1,167)
                                                 -------------------------------------------------------
                                                      $   180,017          $  227,294        $  170,697
                                                 =================  ==================  ================
         Capital expenditures:
              Network                                  $    2,664           $  11,133         $  14,089
              shopathometv.com                                 63               6,617                 -
                                                 -----------------  ------------------  ----------------
                                                       $    2,727           $  17,750         $  14,089
                                                 =================  ==================  ================

NOTE 21 -- SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The following is summarized condensed consolidating financial information for the Company, segregating the Parent from the guarantor subsidiaries of the Notes. The guarantor subsidiaries are wholly owned subsidiaries of the Company and guarantees are full, unconditional, joint and several. The separate company financial statements of each guarantor subsidiary have not been included herein because management does not believe that their inclusion would be more meaningful to investors than the presentation of the condensed consolidating financial information presented below.



                        CONSOLIDATING BALANCE SHEET DATA

                                                June 30, 2001                                   June 30, 2000
                                                  Guarantor                                       Guarantor
                                   Parent       Subsidiaries   Consolidated(1)     Parent       Subsidiaries   Consolidated(1)

Assets:
Cash and cash equivalents         $   19,562        $      (5)     $   19,557         $ 28,090      $    (575)       $   27,515


Accounts receivable                   39,011                10          3,103          103,041           2,704           15,892
Inventories                            9,953                 -          9,953           12,367           3,461           15,828
Deferred tax assets                    3,177                 -          3,177            1,825                            1,825
Prepaid expenses                         873                11            884            1,144              70            1,214
Notes receivable                         380                 -            380                -               -                -
Income tax receivable                    310                 -            310                -               -                -
                               -------------- ----------------- -------------- ---------------- --------------- ----------------
Total current assets                  73,266                16         37,364          146,467           5,660           62,274

Related party - note
     receivable, net of discount                                                         1,103                              703

Deferred tax assets                    9,418                 -          9,418            6,084           2,044            8,128
Restricted cash                            -                 -              -            5,058               -            5,058
Property and equipment,
     Net                              33,522             5,649         39,171           40,804           8,008           48,812
Intangibles                              528            89,256         89,784              679          98,138           98,817
Other assets                           4,128               152          4,280            3,179             323            3,502
Investment in subsidiaries            23,816                 -              -           27,071           1,400                -

                               -------------- ----------------- -------------- ---------------- --------------- ----------------

Total assets                      $  144,678       $    95,073     $  180,017       $  230,445     $   115,573       $  227,294

                               ============== ================= ============== ================ =============== ================


Liabilities and
    Stockholders' Equity:
Accounts payable and
    accrued expenses              $   25,425       $    60,073      $  25,784       $   28,129      $   91,250       $   32,215
Current portion--capital
    leases and long-term
    debt                                 877                 -            877           12,775               -           12,775
Deferred revenue                       2,124                 -          2,124              475               3              478
                               -------------- ----------------- -------------- ---------------- --------------- ----------------
Total current liabilities             28,426            60,073         28,785           41,379          91,253           45,468

Long-term debt including
     Capital leases                   75,484                 -         75,484           84,336             400           84,336
Deferred income taxes                      -            17,194              -                -               -                -
Redeemable preferred
    Stock                                161                 -            161           12,504             750           12,504
Common stock                             105                 -            105               78               2               78
Additional paid-in capital           110,904                 -        110,904          106,482          27,719          106,482
Note receivable                      (3,602)                          (3,602)
Accumulated deficit                 (66,800)            17,806       (31,820)         (14,334)         (4,551)         (21,574)
                               -------------- ----------------- -------------- ---------------- --------------- ----------------
Total liabilities and
     Stockholders' equity         $  144,678       $    95,073     $  180,017       $  230,445     $   115,573       $  227,294
                               ============== ================= ============== ================ =============== ================

(1)     Intercompany balances have been eliminated in the consolidated totals.



            Consolidating Statement of Operations and Cash Flow Data


                                      June 30, 2001                      une 30, 2000                     June 30, 1999
                           Parent        Guarantor  Consolidated  Parent  Guarantor Consolidated  Parent     Guarantor  Consolidated
                                       Subsidiaries     (1)              Subsidiaries    (1)                Subsidiaries      (1)
                       ------------ ------------ -------------- --------- --------- ----------  ----------  ----------- ------------
Net revenues            $  168,460    $   9,155     $ 177,615  $ 194,602  $ 6,954  $ 201,556  $  143,188        $7,211      $150,399

Cost of goods sold         122,353                    122,353    133,751             133,751      93,396                      93,396
Operating expenses          88,612        9,836        98,448     69,605    9,548     79,153      46,613         8,099        54,712
                       ------------ ------------ ------------- ---------- --------  ---------  ----------     --------    ----------
Income (loss) from
   continuing operations  (42,505)        (681)      (43,186)    (8,754)   (2,594)   (11,348)      3,179         (888)         2,291
Interest expense            11,875                    11,875      9,663                9,663       8,890           42          8,932
Interest income                901            5          906        749         -        749         655                         656
Other income (expense)          63       48,929       48,992      (185)        31       (154)        (64)          18           (46)
                       ------------ ------------ ------------- ---------- --------  ---------  ----------     --------    ----------
Income (loss) before
   taxes                  (53,416)       48,253      (5,163)   (17,853)    (2,563)   (20,416)     (5,120)        (912)       (6,031)
Income tax expense
   (benefit)              (18,074)       18,336          262    (6,735)      (974)    (7,709)     (2,157)        (336)       (2,492)
                       ------------ ----------- -------------- ---------- --------  ---------   ----------    ---------   ----------
Net income (loss) before
 discontinued operations $(35,342)   $   29,917    $ (5,425)   (11,118)   $(1,589) $ (12,707)   $ (2,963)     $  (576)      $(3,539)
                       ------------ ----------- -------------- ---------- --------  ---------   ----------    ---------   ----------
Discontinued operations                 (3,462)      (3,462)                (786)       (786)                      235           235
Cumulative effect of
   accounting change      (1,359)                    (1,359)          -        -            -           -            -             -
                       ------------ ----------- ------------  ----------  --------  ---------   ----------    ---------   ----------

Net income (loss)        (36,701)       26,455      (10,246)   (11,118)   (2,375)    (13,493)      (2,963)       (341)       (3,304)
                       ============ ===========  ===========  ==========  ========  =========   ==========    =========   ==========
CASH FLOWS
Cash provided by
   (used in) operations $  1,229    $ (33,258)    $ (32,029) $ (24,693)   $ 1,468  $ (23,225)   $ (18,883)   $  17,956      $  (927)

Cash provided by
   (used in) investing
    activities             1,906       55,602        57,508    (17,394)   (2,251)    (19,645)     (17,051)     (18,026)     (35,077)
Cash provided by
    (used in) financing
    activities          (11,565)     (21,872)       (33,437)    63,319        -       63,319       21,846            -        21,846
                       ------------ ------------ ------------ ----------- -------- -------------  ----------  -----------  ---------
Increase (decrease) in
    cash                 (8,430)          472        (7,958)    21,232      (783)     20,449      (14,088)         (70)     (14,158)
Cash at beginning of
    period                27,992        (477)        27,515      6,760       306       7,066       20,848          376        21,224
                       ------------ ------------ ------------ ---------- --------- ------------  ----------  -----------   ---------
Cash at end of period  $  19,562    $     (5)      $ 19,557    $27,992    $ (477)  $  27,515     $  6,760     $    306       $ 7,066
                       ============ ============ ========== ===========  ========= =============  ========== ============  =========



(1) Intercompany balances have been eliminated in the consolidated totals.

NOTE 22 - LIQUIDITY

         The Company had $19,557 of cash on hand at June 30, 2001. In addition, during August 2001, the Company executed and drew down a $17,500 senior bank credit facility. Management believes that this facility, when combined with its cash position at June 30, 2001, is sufficient to fund the Company's operations during its turnaround period.

         Nevertheless, during fiscal 2001, the Company experienced a large loss from operations of $43,186. If the Company is unable to reduce its operating losses significantly during fiscal 2002 and beyond, additional financing or asset sales will be required. However, there can be no assurance that the Company could obtain additional financing or that asset sales could be consummated. Also, some or all of the proceeds generated by asset sales could be required to repay the Company's indebtedness.

         The Company's Board of Directors responded to the lack of performance in fiscal 2001 by terminating the Chief Executive Officer and creating an Office of the Chairman ("OTC") to manage the Company. The OTC consists of four Board members who are all experienced executives.

         The OTC has formulated a comprehensive turnaround plan for fiscal 2002. Significant reductions in affiliate charges have already been achieved since June 30, 2001. Payroll continues to be reduced. The turnaround plan, however, emphasizes multiple sales initiatives with the common goals of increasing shipped volume, reducing returns and improving margin (lowering cost of goods sold). The Company's merchandise mix, on-air presentation, customer service and vendor relationships are changing, and will continue to evolve during 2002, as management seeks revenue growth comparable to that of the competition. The Company has hired a new Executive Vice President of Sales and Merchandising who has substantial experience in similar positions with its largest competitor. Management believes its turnaround plan is sound and attainable. However, there can be no assurance that the Company will successfully implement its turnaround plan or that its plan is adequate.

         If the Company fails to make sufficient progress in improving net revenues and gross profit before operating expenses, the latter may be reduced further. Also, the Company may be required to seek to amend certain operating performance covenants in its senior bank facility if its financial performance does not meet targets established in the turnaround plan. If the Company were unable to obtain waivers or amend its senior bank facility, then the lender could require repayment of the $17,500 as well as put the Company in default, pursuant to cross default provisions, under its $75,000 of senior secured notes. The Company believes that it would be able to either obtain waivers or amendments to its senior bank facility or obtain additional sources of funding. However, there can be no assurance that the Company will be able to obtain waivers or amendments or obtain additional funding.




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

















































PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information with respect to directors and executive officers of the Company to be included in the definitive Proxy Statement which the Company will file for the 2001 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information under the caption "Remuneration of Directors and Officers" in the Proxy Statement is incorporated herein by reference.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following financial statements are included in Item 8 of Form 10-K:

                1.Financial Statements

                           Report of Independent Accountants
                           Consolidated Balance Sheets as of June 30, 2001 and 2000 Consolidated Statements of Operations for the years ended June 30,
                                    001, 2000 and 1999
                           Consolidated Statements of Stockholders' Equity for
                                   the years ended June 30, 2001, 2000, and 1999
                           Consolidated Statements of Cash Flows for the years
                                   ended June 30, 2001, 2000 and 1999.
                           Notes to the Consolidated Financial Statements

                  2.     Financial Statement Schedule

                           Schedule II  Valuation and Qualifying Accounts

                                 The other schedules are omitted because the required information is either inapplicable or has been disclosed in the consolidated financial statements and notes thereto.

                  3.     Exhibits

                           The Index to Exhibits is at page 56.

         (b)    Reports on Form 8-K

         Form 8-K filed April 2, 2001, reported that on March 29, 2001, the Company announced that it had received consent from the majority of its 11% Senior Secured Note holders to waive and amend certain provisions of the indenture and related pledge agreements involving the notes, to permit the Company to use a portion of the proceeds from the sale of its Houston television station, KZJL, to redeem all of the remaining outstanding Series B Convertible Preferred Stock. On March 30, 2001, the Company announced that it had redeemed all outstanding shares of its Series B Convertible Preferred Stock for $6.4 million in cash, including dividends.

         Form 8-K filed May 16, 2001, reported that on May 16, 2001, the Company announced that it had reached an agreement with its former President and Chief Executive Officer, Kent E. Lillie, concerning his severance agreement. Mr. Lillie also resigned from the Company's Board of Directors effective as of this date.

         Form 8-K filed May 17, 2001, reported that on May 16, 2001 the Company held a conference call to discuss the Company's financial results for the third quarter of its fiscal year 2001. These results were filed with the SEC on Form 10-Q dated May 15, 2001.

         Form 8-K filed June 22, 2001, reported that on June 22, 2001 the Company's Office of the Chair announced that it had accepted the resignation of its Chief Operating Officer, Theodore M. Engle III. It was also announced that Mr. Engle would continue in his current position until early August 2001 to ensure an orderly transition.

                       SHOP AT HOME, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 2001, 2000, AND 1999

                             (Thousands of Dollars)

                                          Balance at            Charged to                                     Balance
                                          beginning             Returns and                                    at end
                                           of year              Allowances               Deductions   (1)      of year
                                        ---------------       ----------------         ---------------       ------------


Year ended June 30, 2001
     estimated credits
          due to customers                    $  2,711              $  58,734               $  58,002            $ 3,443
                                        ===============       ================         ===============       ============

Year ended June 30, 2000
     estimated credits
          due to customers                    $  3,069              $  58,582               $  58,940            $ 2,711
                                        ===============       ================         ===============       ============

Year ended June 30, 1999
     estimated credits
          due to customers                    $  3,987              $  32,610               $  33,528            $ 3,069
                                        ===============       ================         ===============       ============



(1) Merchandise returned

                                          Balance at                                                           Balance
                                          beginning             Additional                                     at end
                                           of year              provisions               Reduction             of year
                                        ---------------       ----------------         ---------------       ------------

Year ended June 30, 2001
     Accounts receivable
          Reserves                            $  1,595              $   2,517                $  1,623            $ 2,489
                                        ===============       ================         ===============       ============

Year ended June 30, 2000
     Accounts receivable
          Reserves                             $   543              $   1,816                 $   764            $ 1,595
                                        ===============       ================         ===============       ============

Year ended June 30, 1999
     Accounts receivable
          Reserves                             $   535               $    561                 $   553             $  543
                                        ===============       ================         ===============       ============




                                          Balance at                                                           Balance
                                          beginning             Additional                                     at end
                                           of year              provisions               Deductions            of year
                                        ---------------       ----------------         ---------------       ------------

Year ended June 30, 2001
     Inventory reserves                       $   669              $   3,587               $   2,539             $ 1,717
                                        ==============        ===============          ==============        ============

Year ended June 30, 2000
     Inventory reserves                       $   304               $    855                 $   490              $  669
                                        ==============        ===============          ==============        ============

Year ended June 30, 1999
     Inventory reserves                       $    21               $    602                 $   319              $  304
                                        ==============        ===============          ==============        ============



INDEX TO EXHIBITS

Exhibit
No.               Description

3(i).4 Restated Charter, recorded August 13, 1999, filed as Exhibit 3(i).4 to the Annual Report on Form 10-K, filed on August 31, 1999, and incorporated herein by this reference.

3(i).5 Articles of Amendment to the Restated Charter, recorded April 13, 2000, filed as Exhibit 3.3 to the Registration Statement on Form S-3, filed on July 26, 2000, and incorporated herein by this reference.

3(i).6 Articles of Amendment to the Restated Charter, recorded June 30, 2000, filed as Exhibit 3.1 to the Current Report on
                  Form 8-K, filed on July 5, 2000, and incorporated herein by reference.

3(i).7            Amendment  to Amended and Restated  Charter,  filed as Exhibit
                  3.1 to the Current  Report on Form 8-K,  filed June 1,
                  2001, and incorporated by this reference.

3(ii).1 Restated Bylaws, adopted July 21, 1999, filed as Exhibit 3(ii).1 to the Annual Report on Form 10-K, filed on August 31, 1999, and incorporated herein by this reference.

4.4               Specimen of Preferred Stock  certificate,  filed as Exhibit
                  4.9 to Amendment No. 1 to the Registration Statement on Form S-4, filed on January 20, 1995, and incorporated herein by this reference.

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

4.9 First Supplement to Indenture, between the Company and Chase Manhattan Trust Company, National Association, Dated October 26, 2000, filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q, filed May 15, 2001, and incorporated by this reference.

4.10 Second Supplement to Indenture, between the Company and Chase Manhattan Trust Company, National Association, dated February 20, 2001, filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q, filed May, 15, 2001, and incorporated by this reference.

4.11 Third Supplement to Indenture, between the Company and Chase Manhattan Trust Company, National Association, dated
                  March 30, 2001, filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q, filed May 15, 2001, and incorporated by this reference.

4.12 Rights Agreement, adopted by the Board of Directors of the Company, dated June 1, 2001, filed as Exhibit 4.1 to the Current Report on Form 8-K, filed June 1, 2001, and incorporated by this reference.

10.1 Company's Omnibus Stock Option Plan, filed as Exhibit 10.3 to the Annual Report on Form 10-K, for the fiscal year ended June 30, 1992,and incorporated herein by this reference.

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

10.59 Revolving Credit Agreement between the Company and Union Bank of California, N.A. dated December 15, 1999, and filed as
                  Exhibit 10.3 to the current report on Form 8-K, filed on July 5, 2000, and incorporated by this reference.

10.60 First Amendment to the Revolving Credit Agreement, dated August 31, 2000, between the Company and Union Bank of California, N.A.

10.61 Waiver and Agreement, between the Company and the holders of the Series B Convertible Preferred Stock, dated September 21, 2000, filed as Exhibit 10.1 to the Current Report on Form 8-K, filed September 22, 2000, and incorporated by this reference.

10.62 Loan and Security Agreement, between the Company and Foothill Capital Corporation, dated October 30, 2000, filed as Exhibit
                  10.1 to the Current Report on Form 8-K, filed October 31, 2000, and incorporated by this reference.

10.63 Asset Purchase Agreement, between the Company and its affiliates and LBI Holdings II, Inc., and its affiliates, regarding KZJL (TV) Houston, Texas, dated November 10, 2000, filed as Exhibit 10.1 to the Quarterly Report on Form
                  10-Q, filed November 4, 2000, and incorporated by this reference.

10.64 Redemption and Waiver Agreement, between the Company and the holders of the Series B Convertible Preferred Stock, dated December 22, 2000, filed as Exhibit 10.1 to the Current Report on Form 8-K, filed January 2, 2001, and incorporated by this reference.

10.65             Employment  Agreement,  between the Company and Theodore M.
                  Engle, III, dated February 1, 2001, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed May 15, 2001, and incorporated by this reference.

10.66 Severance Agreement, between the Company and Kent E. Lillie, dated May 16, 2001, filed as Exhibit 10.1.1 to the Current Report on From 8-K, filed May 16, 2001, and incorporated by this reference.

10.67 Notice of Company to the holders of the Series B Convertible Preferred Stock, dated July 3, 2001, filed as Exhibit
                  99.1 to the Current Report on Form 8-K, filed July 5, 2001, and incorporated by this reference.


10.68* Loan and Security Agreement, between the Company and Foothill Capital Corporation, dated August 1, 2001.

11 Schedule of Computation of Net Income Per Share (in Note 12 to Consolidated Financial Statements of the Company for the period ended June 30, 2000, included herein).

21*               Subsidiaries of the Company.

23.1*             Consent of Independent Accountants

27*               Financial Data Schedule. (For SEC Use Only)

* Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOP AT HOME, INC.

By:         /s/  Frank Woods                         Date:   08/30/01
         -----------------------------------
         Frank Woods
         Office of the Chairman, Director

By:        /s/  Arthur D. Tek                        Date:   08/30/01
         -----------------------------------
         Arthur D. Tek
         Executive Vice President and
         Chief Financial Officer

By:        /s/  R. Steven Chadwell                   Date:    08/30/01
         ---------------------------
         R. Steven Chadwell
         Vice President, Finance
         (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities on the dates indicated.


By:        /s/  J.D. Clinton                         Date:    08/30/01
         ---------------------------
         J.D. Clinton, Chairman

By:        /s/  Charles W. Bone                      Date:    08/30/01
         ---------------------------
         Charles W. Bone
         Office of the Chairman, Director

By:        /s/  George R. Ditomassi                  Date:    08/30/01
         ---------------------------
         George R. Ditomassi
         Office of the Chairman, Director

By:        /s/  A.E. Jolley                          Date:    08/30/01
         ---------------------------
         A.E. Jolley, Director

By:        /s/  Joseph I. Overholt                   Date:    08/30/01
         ---------------------------
         Joseph I. Overholt, Director

By:        /s/  Daniel J. Sullivan                   Date:    08/30/01
         ---------------------------
         Daniel J. Sullivan, Director

By:        /s/  Frank A. Woods                       Date:    08/30/01
         ---------------------------
         Frank A. Woods, Director

                  Exhibit 21 Direct Subsidiaries of the Company


Name                                State of Incorporation or Organization

SAH Acquisition Corporation         Tennessee
SAH Acquisition Corporation II      Tennessee
SAH-Northeast Corporation           Tennessee
SAH-Houston Corporation             Tennessee
Partners-SATH, L.L.C.               Tennessee
SAH License, Inc.                   Nevada
SAH License II, Inc.                Nevada

Exhibit 23.1

                       Consent of Independent Accountant
                       ---------------------------------

We hereby consent to the incorporation by reference in the Registration Statement on Forms S-3/A (No. 333-42258) and S-8 (No. 333-15033 and 333-34680)
of Shop At Home, Inc. of our report dated September 12, 2001 relating to the financial statements and financial statement schedule, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP

Nashville, Tennessee
September 12, 2001