Form 10-K/A
period 2001-06-30
SHOP AT HOME INC /TN/
filed 2001-10-23
CIK 810029

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

PART IV

EXPLANATORY NOTE:

This amendment is for the purpose of filing exhibit 10.68 listed in Item 14.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following financial statements are included in Item 8 of Form 10-K:

                1.       Financial Statements

                             Reference is made to the index set forth on page 56 of this Annual Report on Form 10-K as previously filed.

                  2.     Financial Statement Schedule

                             Reference is made to the index set forth on page 56 of this Annual Report on Form 10-K as previously filed.

                  3.     Exhibits

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


10.68* Loan and Security Agreement, between the Company and Foothill Capital Corporation, dated August 1, 2001 and first amendment thereto dated August 31, 2001.

11 Schedule of Computation of Net Income Per Share (in Note 12 to Consolidated Financial Statements of the Company for the period ended June 30, 2000, included herein).

21**              Subsidiaries of the Company.

23.1**            Consent of Independent Accountants

* Filed herewith

* Previously filed


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

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOP AT HOME, INC.

By:        /s/  Arthur D. Tek                        Date:   10/23/01
         -----------------------------------
         Arthur D. Tek
         Executive Vice President and
         Chief Financial Officer

Exhibit 10.68



                           LOAN AND SECURITY AGREEMENT


                                  by and among


                               SHOP AT HOME, INC.


                                  as Borrower,


                                       and


                          FOOTHILL CAPITAL CORPORATION


                                    as Lender


                           Dated as of August 1, 2001

                           LOAN AND SECURITY AGREEMENT


                  THIS LOAN AND SECURITY AGREEMENT (this "Agreement"), is entered into as of August 1, 2001, between FOOTHILL CAPITAL CORPORATION, a California corporation ("Lender"), and SHOP AT HOME, INC., a Tennessee corporation ("Borrower").

                  The parties agree as follows:

1.       DEFINITIONS AND CONSTRUCTION.

1.1. Definitions. As used in this Agreement, the following terms shall have the following definitions:

                  "Account Debtor" means any Person who is or who may become obligated under, with respect to, or on account of, an Account, chattel paper, or a General Intangible.

                  "Accounts" means all of Borrower's now owned or hereafter acquired right, title, and interest with respect to "accounts" (as that term is defined in the Code), and any and all supporting obligations in respect thereof.

                  "Additional Documents" has the meaning set forth in Section
4.4.

                  "Advances" has the meaning set forth in Section 2.1.

                  "Affiliate" means, as applied to any Person, any other Person who, directly or indirectly, controls, is controlled by, or is under common control with, such Person. For purposes of this definition, "control" means the possession, directly or indirectly, of the power to direct the management and policies of a Person, whether through the ownership of Stock, by contract, or otherwise; provided, however, that, in any event: (a) any Person which owns directly or indirectly 10% or more of the securities having ordinary voting power for the election of directors or other members of the governing body of a Person or 10% or more of the partnership or other ownership interests of a Person (other than as a limited partner of such Person) shall be deemed to control such Person, (b) each director (or comparable manager) of a Person shall be deemed to be an Affiliate of such Person, and (c) each partnership or joint venture in which a Person is a partner or joint venturer shall be deemed to be an Affiliate of such Person; provided further, however, that the holders of the Borrower's Series B Preferred Stock and related Warrants shall not be deemed to be Affiliates of Borrower solely by reason of such Holders' ownership of such Stock.

                  "Agreement" has the meaning set forth in the preamble hereto.

                  "Appraisal" means any appraisal of the Eligible Assets performed by a qualified appraisal company selected by Lender in accordance with
Section 2.1(b), Section 3.1 or Section 3.2, as the case may be.

                  "Assignee" has the meaning set forth in Section 14.1(a).

                  "Authorized Person" means any officer or other employee of Borrower.

                  "Availability" means, as of any date of determination, if such date is a Business Day, and determined at the close of business on the immediately preceding Business Day, if such date of determination is not a Business Day, the amount that Borrower is entitled to borrow as Advances under
Section 2.1 (after giving effect to all then outstanding Obligations and all sublimits and reserves applicable hereunder).

                  "Bankruptcy Code" means the United States Bankruptcy Code, as in effect from time to time.

                  "Base LIBOR Rate" means the rate per annum, determined by Lender in accordance with its customary procedures, and utilizing such electronic or other quotation sources as it considers appropriate (rounded upwards, if necessary, to the next 1/000th), on the basis of the rates at which Dollar deposits are offered to major banks in the London interbank market on or about 11:00 a.m. (California time) 2 Business Days prior to the commencement of the applicable Interest Period, for a term and in amounts comparable to the Interest Period and amount of the LIBOR Rate Loan requested by Borrower in accordance with this Agreement, which determination shall be conclusive in the absence of manifest error.

                  "Base Rate" means, the rate of interest announced within Wells Fargo at its principal office in San Francisco as its "prime rate", with the understanding that the "prime rate" is one of Wells Fargo's base rates (not necessarily the lowest of such rates) and serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto and is evidenced by the recording thereof after its announcement in such internal publication or publications as Wells Fargo may designate.

                  "Base Rate Loan" means each portion of an Advance that bears interest at a rate determined by reference to the Base

                  "Base Rate Margin" means 2.125 percentage points.

                  "Benefit Plan" means a "defined benefit plan" (as defined in Section 3(35) of ERISA) for which Borrower or any Subsidiary or ERISA Affiliate of Borrower has been an "employer" (as defined in Section 3(5) of ERISA) within the past six years.

                  "Board of Directors" means the board of directors (or comparable managers) of Borrower or any committee thereof duly authorized to act on behalf of the board.

                  "Books" means Borrower's and each of its Subsidiaries' now owned or hereafter acquired books and records (including all of its Records indicating, summarizing, or evidencing its assets (including the Collateral) or liabilities, all of its Records relating to its business operations or financial condition, and all of its goods or General Intangibles related to such information).

                  "Borrower" has the meaning set forth in the preamble to this Agreement.

                  "Borrowing" means a borrowing hereunder of an Advance.

                  "Borrowing Base" has the meaning set forth in Section 2.1.

                  "Borrowing Base Certificate" means a certificate in the form of Exhibit B-1.

                  "Business Day" means any day that is not a Saturday, Sunday, or other day on which national banks are authorized or required to close, except that, if a determination of a Business Day shall relate to a LIBOR Rate Loan, the term "Business Day" also shall exclude any day on which banks are closed for dealings in Dollar deposits in the London interbank market.

                  "Capital Lease" means a lease that is required to be capitalized for financial reporting purposes in accordance with GAAP.

                  "Capitalized Lease Obligation" means any Indebtedness represented by obligations under a Capital Lease.

                  "Cash Equivalents" means (a) marketable direct obligations issued or unconditionally guaranteed by the United States or issued by any agency thereof and backed by the full faith and credit of the United States, in each case maturing within 1 year from the date of acquisition thereof; (b) marketable direct obligations issued by any state of the United States or any political subdivision of any such state or any public instrumentality thereof maturing within 1 year from the date of acquisition thereof and, at the time of acquisition, having the highest rating obtainable from either Standard & Poor's Ratings Group or Moody's Investors Service, Inc.; (c) U.S. dollar denominated (or fully hedged foreign currency) time deposits, certificates of deposit, eurodollar time deposits or eurodollar certificates of deposit or acceptances with a maturity of one year or less of any financial institution that is a member of the Federal Reserve System having combined capital and surplus of not less than $500,000,000 or any bank whose short term commercial paper rating from Standard & Poor's Ratings Group is at least A-1 or the equivalent thereof or from Moody's Investors Service, Inc. is at least P-1 or the equivalent thereof (an "Approved Lender"); (d) commercial paper with a maturity of one year or less issued by an Approved Lender that is not an Affiliate of the Borrower and is organized under the laws of any state of the United States or the District of Columbia and having a rating (i) from Moody's Investors Service, Inc. of at least P-2 or (ii) from Standard & Poor's Ratings Group of at least A-2; and (e) any shares of money market mutual or similar funds having assets in excess of $500,000,000 which are invested in instruments of the kind described in clauses
(a), (b), (c) or (d) hereof.

                  "Change of Control" means (a) any "person" or "group" (within the meaning of Sections 13(d) and 14(d) of the Exchange Act) becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 25%, or more, of the Stock of Borrower having the right to vote for the election of members of the Board of Directors, or (b) a majority of the members of the Board of Directors do not constitute Continuing Directors, or (c) Borrower ceases to directly own and control 100% of the outstanding capital Stock of SAH-Houston and SAH-Northeast.

                  "Closing Date" means the date of the making of the initial Advance (or other extension of credit) hereunder.

                  "Closing Date Business Plan" means the set of Projections of Borrower for the 5 year period following the Closing Date (on a quarter by quarter basis for the first two years and thereafter on a year by year basis), in form and substance (including as to scope and underlying assumptions) satisfactory to Lender.

                  "Code" means the New York Uniform Commercial Code, as in effect from time to time, or to the extent the governing law of another jurisdiction will govern with respect to perfection in accordance with Section 13(a) hereof, the Uniform Commercial Code as in effect in such other jurisdiction from time to time; provided that the Borrower acknowledges and agrees that, with respect to any term used herein that is defined in either (i)
Article 8 or 9 of the Uniform Commercial Code as in force on the date hereof in the applicable jurisdiction, or (ii) Article 8 or 9 of the Uniform Commercial Code as in force at any relevant time in the applicable jurisdiction, the meaning to be ascribed thereto with respect to any particular item of property shall be that under the more encompassing of the two definitions.

                  "Collateral" means all of Borrower's now owned or hereafter acquired right, title, and interest in and to each of the following:

(a)  Accounts;

(b)  Books, to the extent  relating to the Collateral  described in clauses (a),
     (c), (d), (e), (f) and (g) of this definition;

(c)  General Intangibles;

(d)  Inventory;

(e) the Pledged Collateral, including, without limitation, the issued and outstanding shares of stock of SAH-Northeast and SAH-Houston and 99% of the membership interests of Partners-SATH, L.L.C.;

(f) the cash and non-cash proceeds and products, whether tangible or intangible, of any of the foregoing, including proceeds of insurance covering any or all of the foregoing, and any and all Accounts, Books, Equipment, General Intangibles, letter-of-credit rights, supporting obligations, Inventory, Investment Property, Negotiable Collateral, documents, Real Property, money, Cash Equivalents, deposit accounts or other bank accounts, Securities Accounts or other tangible or intangible property or assets resulting from the sale, exchange, lease, license, assignment, collection, or other disposition of any of the foregoing, or any portion thereof or interest therein, and the cash and non-cash proceeds thereof;

(g) at any time after the Senior Secured Notes have been paid in full or legally defeased or after the date the Indenture no longer prohibits the creation of a security interest in favor of Lender in such property or assets (whichever is earlier), in addition to the foregoing Collateral, (i) Equipment, (ii) Investment Property, (iii) Negotiable Collateral, (iv) Real Property, (v) Books, and (vii) the proceeds and products, whether tangible or intangible, of any of the foregoing, including proceeds of insurance covering any or all of the foregoing, and any and all Accounts, Books, Equipment, General Intangibles, Inventory, Investment Property, Negotiable Collateral, Real Property, money, Cash Equivalents, deposit or other bank accounts, Securities Accounts or other tangible or intangible property or assets resulting from the sale, exchange, collection, or other disposition of any of the foregoing, or any portion thereof or interest therein, and the cash and non-cash proceeds thereof; and

(h) all of Borrower's rights under all present and future authorizations, permits, licenses and franchises heretofore or hereafter granted to Borrower for the ownership or operation of Specified Stations (including licenses, permits, and other authorizations, issued by the FCC to the extent now or hereafter permitted by law, including to the maximum extent now or hereafter permitted by law, all rights incident or appurtenant to such licenses and permits, including, without limitation, the right to receive all proceeds derived from or in connection with the sale, assignment or transfer of such licenses and permits).

                  "Collateral Access Agreement" means a landlord waiver, bailee letter, or acknowledgement agreement of any lessor, warehouseman, processor, consignee, or other Person in possession of, having a Lien upon, or having rights or interests in the Equipment or Inventory, in each case, in form and substance satisfactory to Lender.

                  "Collections" means all cash, checks, notes, instruments, and other items of payment (including insurance proceeds, proceeds of cash sales, rental proceeds, and tax refunds) of Borrower with respect to Accounts, General Intangibles and Inventory.

                  "Communications Act" means the Communications Act of 1934, as amended.

                  "Compliance Certificate" means a certificate substantially in the form of Exhibit C-1 delivered by the chief financial officer of Borrower to Lender.

                  "Continuing Director" means (a) any member of the Board of Directors who was a director (or comparable manager) of Borrower on the Closing Date, and (b) any individual who becomes a member of the Board of Directors after the Closing Date if such individual was appointed or nominated for election to the Board of Directors by a majority of the Continuing Directors, but excluding any such individual originally proposed for election in opposition to the Board of Directors in office at the Closing Date in an actual or threatened election contest relating to the election of the directors (or comparable managers) of Borrower (as such terms are used in Rule 14a-11 under the Exchange Act) and whose initial assumption of office resulted from such contest or the settlement thereof.

                  "Control Agreement" means a control agreement, in form and substance satisfactory to Lender, executed and delivered by Borrower, Lender, and the applicable securities intermediary with respect to a Securities Account or bank with respect to a deposit account.

                  "Credit Card Assignment Agreement" means an irrevocable assignment and agreement, substantially in the form attached hereto as Exhibit C-2 and otherwise satisfactory to the Lender, between a Credit Card Processor, the Lender and the Borrower, as amended or otherwise modified from time to time.

                  "Credit Card Processor" means a credit card service company acceptable to Lender in its sole discretion.

                  "Daily Balance" means, with respect to each day during the term of this Agreement, the amount of an Obligation owed at the end of such day.

                  "DDA" means any checking or other demand deposit account maintained by Borrower.

                  "Default" means an event, condition, or default that, with the giving of notice, the passage of time, or both, would be an Event of Default.

                  "Designated Account" means account number 1002868090 of Borrower maintained with Borrower's Designated Account Bank, or such other deposit account of Borrower (located within the United States) that has been designated as such, in writing, by Borrower to Lender.

                  "Designated Account Bank" means AmSouth Bank, whose office is located at 550 Metroplex, Nashville, Tennessee 37237-0310, and whose ABA number is 062000019.

                  "Disbursement Letter" means an instructional letter executed and delivered by Borrower to Lender regarding the extensions of credit to be made on the Closing Date, the form and substance of which is satisfactory to Lender.

                  "Dollars" or "$" means United States dollars.

                  "Due Diligence Letter" means the due diligence letter sent by Lender's counsel to Borrower, together with Borrower's completed responses to the inquiries set forth therein, the form and substance of such responses to be satisfactory to Lender.

                  "EBITDA" means, with respect to any fiscal period, Borrower's and its Subsidiaries' consolidated net earnings (or loss), minus extraordinary gains, plus extraordinary losses, interest expense, income taxes, and depreciation and amortization for such period, as determined in accordance with GAAP.

                  "Eligible Assets" means the assets and property constituting the Specified Stations.

                  "Environmental Actions" means any complaint, summons, citation, notice, directive, order, claim, litigation, investigation, judicial or administrative proceeding, judgment, letter, or other communication from any Governmental Authority, or any third party involving violations of Environmental Laws or releases of Hazardous Materials from (a) any assets, properties, or businesses of Borrower, any of its Subsidiaries or any predecessor in interest,
(b) from adjoining properties or businesses, or (c) from or onto any facilities which received Hazardous Materials generated by Borrower, any of its Subsidiaries or any predecessor in interest.

                  "Environmental Law" means any applicable federal, state, provincial, foreign or local statute, law, rule, regulation, ordinance, code, binding and enforceable guideline, binding and enforceable written policy, or rule of common law now or hereafter in effect and in each case as amended, or any judicial or administrative interpretation thereof, including any judicial or administrative order, consent decree or judgment, to the extent binding on Borrower or any of its Subsidiaries, relating to the environment, employee health and safety, or Hazardous Materials, including CERCLA; RCRA; the Federal Water Pollution Control Act, 33 USCss.1251 et seq; the Toxic Substances Control Act, 15 USC,ss. 2601 et seq; the Clean Air Act, 42 USCss.7401 et seq.; the Safe Drinking Water Act, 42 USC.ss.3803 et seq.; the Oil Pollution Act of 1990, 33 USC.ss.2701 et seq.; the Emergency Planning and the Community Right-to-Know Act of 1986, 42 USC.ss.11001 et seq.; the Hazardous Material Transportation Act, 49 USCss.1801 et seq.; and the Occupational Safety and Health Act, 29 USC.ss.651 et seq. (to the extent it regulates occupational exposure to Hazardous Materials); any state and local or foreign counterparts or equivalents, in each case as amended from time to time.

                  "Environmental Liabilities and Costs" means all liabilities, monetary obligations, Remedial Actions, losses, damages, punitive damages, consequential damages, treble damages, costs and expenses (including all reasonable fees, disbursements and expenses of counsel, experts, or consultants, and costs of investigation and feasibility studies), fines, penalties, sanctions, and interest incurred as a result of any claim or demand by any Governmental Authority or any third party, and which relate to any Environmental Action.

                  "Environmental Lien" means any Lien in favor of any Governmental Authority for Environmental Liabilities and Costs.

                  "Equipment" means all of Borrower's now owned or hereafter acquired right, title, and interest with respect to equipment, machinery, machine tools, motors, furniture, furnishings, fixtures, vehicles (including motor vehicles), tools, parts, goods (other than consumer goods, farm products, or Inventory), wherever located, including all attachments, accessories, accessions, replacements, substitutions, additions, and improvements to any of the foregoing.

                  "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, and any successor statute thereto.

                  "ERISA Affiliate" means (a) any Person subject to ERISA whose employees are treated as employed by the same employer as the employees of Borrower under IRC Section 414(b), (b) any trade or business subject to ERISA whose employees are treated as employed by the same employer as the employees of Borrower under IRC Section 414(c), (c) solely for purposes of Section 302 of ERISA and Section 412 of the IRC, any organization subject to ERISA that is a member of an affiliated service group of which Borrower is a member under IRC
Section 414(m), or (d) solely for purposes of Section 302 of ERISA and Section 412 of the IRC, any Person subject to ERISA that is a party to an arrangement with Borrower and whose employees are aggregated with the employees of Borrower under IRC Section 414(o).

                  "Event of Default" has the meaning set forth in Section 8.

                  "Exchange Act" means the Securities Exchange Act of 1934, as in effect from time to time.

                  "FCC" means, the Federal Communications Commission or any successor to the functions and powers thereof.

                  "FCC Licenses" means, with respect to any television station,
(i) all FCC licenses, permits and approvals necessary for the lawful operation of such television station and (ii) all FCC licenses, permits and approvals necessary to operate such television station with DTV facilities.

                  "FCC Rules" has the meaning set forth in Section 5.21.

                  "Fee Letter" means that certain fee letter, dated as of even date herewith, between Borrower and Lender, in form and substance satisfactory to Lender.

                  "FEIN" means Federal Employer Identification Number.

                  "Funding Date" means the date on which a Borrowing occurs.

                  "Funding Losses" has the meaning set forth in Section 2.13(b)(ii).

                  "GAAP" means generally accepted accounting principles as in effect from time to time in the United States, consistently applied.

                  "General Intangibles" means all of Borrower's now owned or hereafter acquired right, title, and interest with respect to general intangibles (including payment intangibles, contract rights, rights to payment, judgments, rights arising under common law, statutes, or regulations, choses or things in action, goodwill, patents, designs, inventions, trade secrets, trade names, d/b/a's, Internet domain names, designs, logos, trademarks, servicemarks, copyrights, blueprints, drawings, purchase orders, customer lists, monies due or recoverable from pension funds, route lists, rights to payment and other rights under any royalty or licensing agreements, infringement claims, computer programs, information contained on computer disks or tapes, software, literature, reports, catalogs, money, deposit accounts, insurance premium rebates, tax refunds, and tax refund claims), and any and all supporting obligations in respect thereof, and any other personal property other than goods, Accounts, Investment Property, and Negotiable Collateral.

                  "Governing Documents" means, with respect to any Person, the charter, by-laws, or other organizational documents of such Person.

                  "Governmental Authority" means any federal, state, local, or other governmental or administrative body, instrumentality, department, or agency or any court, tribunal, administrative hearing body, arbitration panel, commission, or other similar dispute-resolving panel or body.

                  "Guarantor Security Agreement" means that certain security agreement executed and delivered by Guarantors in favor of Lender, in form and substance satisfactory to Lender, as the same may be amended, supplemented or otherwise modified from time to time.

                  "Guarantors" means the Subsidiaries named on Schedule G-1, and, at any time after the Senior Secured Notes have been paid in full or legally defeased or after the date the Indenture no longer prohibits the execution and delivery by all of the Subsidiaries of Borrower of Guaranties (whichever is earlier), all of the Subsidiaries of Borrower.

                  "Guaranty" means that certain general continuing guaranty executed and delivered by Guarantors in favor of Lender, in form and substance satisfactory to Lender, as the same may be amended, supplemented or otherwise modified from time to time.

                  "Hazardous Materials" means (a) substances that are defined or listed in, or otherwise classified pursuant to, any applicable laws or regulations as "hazardous substances," "hazardous materials," "hazardous wastes," "toxic substances," or any other formulation intended to define, list, or classify substances by reason of deleterious properties such as ignitability, corrosivity, reactivity, carcinogenicity, reproductive toxicity, or "EP toxicity", (b) oil, petroleum, or petroleum derived substances, natural gas, natural gas liquids, synthetic gas, drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas, or geothermal resources, (c) any flammable substances or explosives or any radioactive materials, and (d) asbestos in any form or electrical equipment that contains any oil or dielectric fluid containing levels of polychlorinated biphenyls in excess of 50 parts per million.

                  "Indebtedness" means (a) all obligations of Borrower and its Subsidiaries for borrowed money, (b) all obligations of Borrower and its Subsidiaries evidenced by bonds, debentures, notes, or other similar instruments and all reimbursement or other obligations of Borrower and its Subsidiaries in respect of letters of credit, bankers acceptances, interest rate swaps, or other financial products, (c) all obligations of Borrower and its Subsidiaries under Capital Leases, (d) all obligations or liabilities of others secured by a Lien on any asset of Borrower and any of its Subsidiaries, irrespective of whether such obligation or liability is assumed, (e) all obligations of Borrower and its Subsidiaries for the deferred purchase price of assets (other than trade debt incurred in the ordinary course of Borrower's or such Subsidiary's business and repayable in accordance with customary trade practices), and (f) any obligation of Borrower and its Subsidiaries guaranteeing or intended to guarantee (whether directly or indirectly guaranteed, endorsed, co-made, discounted, or sold with recourse to Borrower or any of its Subsidiaries) any obligation of any other Person that would be Indebtedness under clauses (a) through (e) above.

                  "Indemnified Liabilities" has the meaning set forth in Section 11.3.

                  "Indemnified Person" has the meaning set forth in Section
11.3.

                  "Indenture" means the Indenture dated as of March 27, 1998, between Borrower and the Indenture Trustee, as amended prior to the date hereof and as the same may be further amended, supplemented or otherwise modified from time to time in accordance with this Agreement.

                  "Indenture Collateral" means the collateral in which the Indenture Trustee has been granted a first priority security interest pursuant to the Indenture Security Agreement.

                  "Indenture Security Agreement" means the Security and Pledge Agreement dated as of March 27, 1998, made by Borrower and certain of its Subsidiaries in favor of the Indenture Trustee, as amended prior to the date hereof and as the same may be further amended, supplemented or otherwise modified from time to time in accordance with this Agreement.

                  "Indenture Trustee" means Chase Manhattan Trust Company, National Association, as trustee under the Indenture and as successor to PNC Bank, National Association.

                  "Insolvency Proceeding" means any proceeding commenced by or against any Person under any provision of the Bankruptcy Code or under any other state or federal bankruptcy or insolvency law, assignments for the benefit of creditors, formal or informal moratoria, compositions, extensions generally with creditors, or proceedings seeking reorganization, arrangement, or other similar relief.

                  "Intangible Assets" means, with respect to any Person, that portion of the book value of all of such Person's assets that would be treated as intangibles under GAAP.

                  "Intercreditor Agreement" means the Intercreditor Agreement to be executed and delivered by Borrower, Guarantors, Lender and the Indenture Trustee with respect to the Pledged Collateral, in form and substance satisfactory to Lender, as the same may be amended, supplemented or otherwise modified from time to time.

                  "Interest Period" means, with respect to each LIBOR Rate Loan, a period commencing on the date of the making of such LIBOR Rate Loan and ending 3 months thereafter; provided, however, that (a) if any Interest Period would end on a day that is not a Business Day, such Interest Period shall be extended (subject to clauses (c)-(e) below) to the next succeeding Business Day, (b) interest shall accrue at the applicable rate based upon the LIBOR Rate from and including the first day of each Interest Period to, but excluding, the day on which any Interest Period expires, (c) any Interest Period that would end on a day that is not a Business Day shall be extended to the next succeeding Business Day unless such Business Day falls in another calendar month, in which case such Interest Period shall end on the next preceding Business Day, (d) with respect to an Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period), the Interest Period shall end on the last Business Day of the calendar month that is 3 months after the date on which the Interest Period began, as applicable, and (e) Borrower may not elect an Interest Period which will end after the Maturity Date.

                  "Inventory" means all Borrower's now owned or hereafter acquired right, title, and interest with respect to inventory, including goods held for sale or lease or to be furnished under a contract of service, goods that are leased by Borrower as lessor, goods that are furnished by Borrower under a contract of service, and raw materials, work in process, or materials used or consumed in Borrower's business.

                  "Investment" means, with respect to any Person, any investment by such Person in any other Person (including Affiliates) in the form of loans, guarantees, advances, or capital contributions (excluding (a) commission, travel, and similar advances to officers and employees of such Person made in the ordinary course of business, (b) bona fide Accounts arising from the sale of goods or rendition of services in the ordinary course of business consistent with past practice), (c) purchases or other acquisitions for consideration of Indebtedness or Stock, and (d) any other items that are or would be classified as investments on a balance sheet prepared in accordance with GAAP.

                  "Investment Property" means all of Borrower's now owned or hereafter acquired right, title, and interest with respect to "investment property" as that term is defined in the Code, and any and all supporting obligations in respect thereof.

                  "IRC" means the Internal Revenue Code of 1986, as in effect from time to time.

                  "Lender" has the meaning set forth in the preamble to this Agreement.

                  "Lender's Account" means an account at a bank designated by Lender from time to time as the account into which Borrower shall make all payments to Lender under this Agreement and the other Loan Documents; unless and until Lender notifies Borrower to the contrary, Lender's Account shall be that certain deposit account bearing account number 323-266193 and maintained by Lender with The Chase Manhattan Bank, 4 New York Plaza, 15th Floor, New York, New York 10004, ABA #021000021.

                  "Lender's Liens" means the Liens granted by the Loan Parties to Lender under this Agreement or the other Loan Documents.

                  "Lender Expenses" means all (a) costs or expenses (including taxes, and insurance premiums) required to be paid by Borrower or any of its Subsidiaries under any of the Loan Documents that are paid or incurred by Lender, (b) fees or charges paid or incurred by Lender in connection with Lender's transactions with Borrower or any of its Subsidiaries, including, fees or charges for photocopying, notarization, couriers and messengers, telecommunication, public record searches (including tax lien, litigation, and UCC searches and including searches with the patent and trademark office, the copyright office, or the department of motor vehicles), filing, recording, publication, appraisal (including periodic appraisals of the Total Collateral or business valuations to the extent of the fees and charges (and up to the amount of any limitation) contained in this Agreement), real estate surveys, real estate title policies and endorsements, and environmental audits, (c) costs and expenses incurred by Lender in the disbursement of funds to Borrower (by wire transfer or otherwise), (d) charges paid or incurred by Lender resulting from the dishonor of checks, (e) reasonable costs and expenses paid or incurred by Lender to correct any default or enforce any provision of the Loan Documents, or in gaining possession of, maintaining, handling, preserving, storing, shipping, selling, preparing for sale, or advertising to sell the Total Collateral, or any portion thereof, irrespective of whether a sale is consummated, (f) audit fees and expenses of Lender related to audit examinations of the Books to the extent of the fees and charges (and up to the amount of any limitation) contained in this Agreement, (g) reasonable costs and expenses of third party claims or any other suit paid or incurred by Lender in enforcing or defending the Loan Documents or in connection with the transactions contemplated by the Loan Documents or Lender's relationship with Borrower, any of its Subsidiaries or any guarantor of the Obligations, (h) Lender's reasonable fees and expenses (including attorneys fees) incurred in advising, structuring, drafting, reviewing, administering, or amending the Loan Documents, and (i) Lender's reasonable fees and expenses (including attorneys fees) incurred in terminating, enforcing (including attorneys fees and expenses incurred in connection with a "workout," a "restructuring," or an Insolvency Proceeding concerning Borrower or any of its Subsidiaries or in exercising rights or remedies under the Loan Documents), or defending the Loan Documents, irrespective of whether suit is brought, or in taking any Remedial Action concerning the Total Collateral.

                  "Lender-Related Person" means Lender, Lender's Affiliates, and the officers, directors, employees, and agents of Lender.

                  "LIBOR Deadline" has the meaning set forth in Section 2.13(b)(i).

                  "LIBOR Notice" means a written notice in the form of Exhibit L-1.

                  "LIBOR Rate" means, for each Interest Period for each LIBOR Rate Loan, the rate per annum determined by Lender by dividing (a) the Base LIBOR Rate for such Interest Period, by (b) 100% minus the Reserve Percentage. The LIBOR Rate shall be adjusted on and as of the effective day of any change in the Reserve Percentage.

                  "LIBOR Rate Loan" means each portion of an Advance that bears interest at a rate determined by reference to the LIBOR Rate.

                  "LIBOR Rate Margin" means 4.875 percentage points.

                  "License Subsidiary" means SAH License, Inc., a Nevada corporation and a Subsidiary of Borrower.


                  "Lien" means any interest in an asset securing an obligation owed to, or a claim by, any Person other than the owner of the asset, whether such interest shall be based on the common law, statute, or contract, whether such interest shall be recorded or perfected, and whether such interest shall be contingent upon the occurrence of some future event or events or the existence of some future circumstance or circumstances, including the lien or security interest arising from a mortgage, deed of trust, encumbrance, pledge, hypothecation, assignment, deposit arrangement, security agreement, conditional sale or trust receipt, or from a lease, consignment, or bailment for security purposes and also including reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases, and other title exceptions and encumbrances affecting Real Property.

                  "Loan Account" has the meaning set forth in Section 2.10.

                  "Loan Documents" means this Agreement, the Credit Card Assignment Agreements, the Control Agreements, the Disbursement Letter, the Due Diligence Letter, the Fee Letter, the Guaranty, the Guarantor Security Agreement, any Mortgages, the Officers' Certificate, the Stock Pledge Agreement, the Trademark Security Agreement, the Intercreditor Agreement, any note or notes executed by Borrower in connection with this Agreement and payable to Lender, and any other agreement entered into, now or in the future, by Borrower, any Subsidiary of the Borrower and Lender in connection with this Agreement.

                  "Loan Parties" means the Borrower and each Guarantor.

                  "Material Adverse Change" means (a) a material adverse change in the business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise) of either (i) the Loan Parties, taken as a whole, or (ii) Borrower and its Subsidiaries, taken as a whole, (b) a material impairment of any Loan Party's ability to perform its obligations under the Loan Documents to which it is a party or of Lender's ability to enforce the Obligations or realize upon the Total Collateral, or (c) a material impairment of the enforceability or priority of the Lender's Liens with respect to the Total Collateral as a result of an action or failure to act on the part of Borrower.

                  "Maturity Date" has the meaning set forth in Section 3.4.

                  "Maximum Revolver Amount" means $17,500,000, as such amount may be terminated at any time pursuant to Section 3.4, Section 3.6 or Section
9.1 or reduced from time to time pursuant to Section 3.6.

                  "Mortgages" means, individually and collectively, one or more mortgages, deeds of trust, or deeds to secure debt, executed and delivered by Borrower in favor of Lender, in form and substance satisfactory to Lender, that encumber any Real Property constituting Collateral after the date hereof and the related improvements thereto.

                  "Multiemployer Plan" means a "multiemployer plan" as defined in Section 4001(a)(3) of ERISA for which Borrower or any ERISA Affiliate has contributed to, or has been obligated to contribute to, at any time during the preceding six (6) years.

                  "Negotiable Collateral" means all of Borrower's now owned and hereafter acquired right, title, and interest with respect to letters of credit, letter of credit rights, instruments, promissory notes, drafts, documents, and chattel paper (including electronic chattel paper and tangible chattel paper), and any and all supporting obligations in respect thereof.

                  "Obligations" means all loans, Advances, debts, principal, interest (including any interest that, but for the provisions of the Bankruptcy Code, would have accrued), premiums, liabilities (including all amounts charged to Borrower's Loan Account pursuant hereto), obligations, fees (including the fees provided for in the Fee Letter), charges, costs, Lender Expenses (including any fees or expenses that, but for the provisions of the Bankruptcy Code, would have accrued), lease payments, guaranties, covenants, and duties of any kind and description owing by Borrower or any Guarantor to Lender pursuant to or evidenced by the Loan Documents and irrespective of whether for the payment of money, whether direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising, and including all interest not paid when due and all Lender Expenses that Borrower or any Guarantor is required to pay or reimburse by the Loan Documents, by law, or otherwise. Any reference in this Agreement or in the Loan Documents to the Obligations shall include all amendments, changes, extensions, modifications, renewals replacements, substitutions, and supplements, thereto and thereof, as applicable, both prior and subsequent to any Insolvency Proceeding.

                  "Officers' Certificate" means the representations and warranties of officers form submitted by Lender to Borrower, together with Borrower's completed responses to the inquiries set forth therein, the form and substance of such responses to be satisfactory to Lender.

                  "Originating Lender" has the meaning set forth in Section 14.1(d).

                  "Overadvance" has the meaning set forth in Section 2.5.

                  "Participant" has the meaning set forth in Section 14.1(d).

                  "Permitted Discretion" means a determination made in good faith and in the exercise of reasonable (from the perspective of a secured asset-based lender) business judgment.

                  "Permitted Dispositions" means (a) sales or other dispositions by Borrower or any of its Subsidiaries of Equipment that is substantially worn, damaged, or obsolete in the ordinary course of Borrower's or any of its Subsidiaries' business, (b) sales by Borrower and its Subsidiaries of Inventory to buyers in the ordinary course of business, (c) the use or transfer of money or Cash Equivalents by Borrower and its Subsidiaries in a manner that is not prohibited by the terms of this Agreement or the other Loan Documents, (d) the licensing by Borrower and its Subsidiaries, on a non-exclusive basis, of patents, trademarks, copyrights, and other intellectual property rights in the ordinary course of Borrower's and its Subsidiaries' business, and (e) the sale of any assets in which the Indenture Trustee has been granted a first priority Lien, but only to the extent that (i) such Lien constitutes a Permitted Lien and
(ii) proceeds of such disposition are used to repay the Senior Secured Notes.

                  "Permitted Investments" means (a) investments in Cash Equivalents, (b) investments in negotiable instruments for collection, (c) investments in Guarantors, (d) investments as of the Closing Date by Borrower in its Subsidiaries that are not Guarantors and (e) advances made in connection with purchases of goods or services in the ordinary course of business.

                  "Permitted Liens" means (a) Liens held by Lender, (b) Liens for unpaid taxes that either (i) are not yet delinquent, or (ii) do not constitute an Event of Default hereunder and are the subject of Permitted Protests, (c) Liens set forth on Schedule P-1, (d) the interests of lessors under operating leases, (e) purchase money Liens or the interests of lessors under Capital Leases to the extent that such Liens or interests secure Permitted Purchase Money Indebtedness and so long as such Lien attaches only to the asset purchased or acquired and the proceeds thereof, (f) Liens arising by operation of law in favor of warehousemen, landlords, carriers, mechanics, materialmen, laborers, or suppliers, incurred in the ordinary course of business of Borrower or any of its Subsidiaries and not in connection with the borrowing of money, and which Liens either (i) are for sums not yet delinquent, or (ii) are the subject of Permitted Protests, (g) Liens arising from deposits made in connection with obtaining worker's compensation or other unemployment insurance,
(h) Liens or deposits to secure performance of bids, tenders, or leases incurred in the ordinary course of business of Borrower or any of its Subsidiaries and not in connection with the borrowing of money, (i) Liens granted as security for surety or appeal bonds in connection with obtaining such bonds in the ordinary course of business of Borrower or any of its Subsidiaries, (j) Liens resulting from any judgment or award that is not an Event of Default hereunder, (k) Liens with respect to Real Property that are exceptions to the commitments for title insurance issued in connection with the Mortgages, as accepted by Lender, (l) with respect to any Real Property, easements, rights of way, and zoning restrictions that do not materially interfere with or impair the use or operation thereof by Borrower or any of its Subsidiaries and (m) prior to the payment in full or the legal defeasement of the Senior Secured Notes, Liens in favor of the Indenture Trustee for the benefit of the holders of the Senior Secured Notes to the extent required under the Indenture and the Indenture Security Agreement as in effect on the date hereof.

                  "Permitted Protest" means the right of Borrower or any of its Subsidiaries to protest any Lien (other than any such Lien that secures the Obligations), taxes (other than payroll taxes or taxes that are the subject of a United States federal tax lien), or rental payment, provided that (a) a reserve with respect to such obligation is established on the Books in such amount as is required under GAAP, (b) any such protest is instituted promptly and prosecuted diligently by Borrower or such Subsidiary in good faith, and (c) Lender is satisfied that, while any such protest is pending, there will be no impairment of the enforceability, validity, or priority of any of the Lender's Liens.

                  "Permitted Purchase Money Indebtedness" means, as of any date of determination, Purchase Money Indebtedness in an aggregate principal amount outstanding at any one time not in excess of $3,000,000.

                  "Person" means natural persons, corporations, limited liability companies, limited partnerships, general partnerships, limited liability partnerships, joint ventures, trusts, land trusts, business trusts, or other organizations, irrespective of whether they are legal entities, and governments and agencies and political subdivisions thereof.

                  "Pledged Collateral" has the meaning specified for such term in the Stock Pledge Agreement.

                  "Projections" means Borrower's forecasted (a) balance sheets,
(b) profit and loss statements, and (c) cash flow statements, all prepared on a basis consistent with Borrower's historical financial statements, together with appropriate supporting details and a statement of underlying assumptions.

                  "Purchase Money Indebtedness" means Indebtedness (other than the Obligations, but including Capitalized Lease Obligations), incurred at the time of, or within 20 days after, the acquisition of any fixed assets for the purpose of financing all or any part of the acquisition cost thereof.

                  "Real Property" means any estates or interests in real property now owned or hereafter acquired by Borrower or any of its Subsidiaries and the improvements thereto.

                  "Record" means information that is inscribed on a tangible medium or which is stored in an electronic or other medium and is retrievable in perceivable form.

                  "Remedial Action" means all actions taken to (a) clean up, remove, remediate, contain, treat, monitor, assess, evaluate, or in any way address Hazardous Materials in the indoor or outdoor environment, (b) prevent or minimize a release or threatened release of Hazardous Materials so they do not migrate or endanger or threaten to endanger public health or welfare or the indoor or outdoor environment, (c) perform any pre-remedial studies, investigations, or post-remedial operation and maintenance activities, or (d) conduct any other actions authorized by 42 USC ss. 9601.

                  "Required Availability" means Availability and unrestricted cash and Cash Equivalents in an amount of not less than $5,000,000.

                  "Reserve Percentage" means, on any day, for Lender, the maximum percentage prescribed by the Board of Governors of the Federal Reserve System (or any successor Governmental Authority) for determining the reserve requirements (including any basic, supplemental, marginal, or emergency reserves) that are in effect on such date with respect to eurocurrency funding (currently referred to as "eurocurrency liabilities") of Lender, but so long as Lender is not required or directed under applicable regulations to maintain such reserves, the Reserve Percentage shall be zero.

                  "Revolver Usage" means, as of any date of determination, the then extant amount of outstanding Advances.

                  "SAH Acquisition" means SAH Acquisition Corporation II, a Tennessee corporation and a Subsidiary of Borrower.

                  "SAH-Houston" means SAH-Houston Corporation, a Tennessee corporation and a Subsidiary of Borrower.

                  "SAH-Northeast" means SAH-Northeast Corporation, a Tennessee corporation and a Subsidiary of Borrower.

                  "SEC" means the United States Securities and Exchange Commission and any successor thereto.

                  "Securities Account" means a "securities account" as that term is defined in the Code.

                  "Securities Purchase Agreement" means the Securities Purchase Agreement dated as of June 30, 2000, among Borrower and the investors on the Schedule of Buyers thereto, as amended or otherwise modified from time to time.

                  "Senior Secured Notes" means Borrower's 11% Senior Secured Notes due 2005 in the principal amount of $75,000,000, issued pursuant to the Indenture.

                  "Solvent" means, with respect to any Person on a particular date, that such Person is not insolvent (as such term is defined in the Uniform Fraudulent Transfer Act).

                  "Specified Stations" means the television stations identified on Schedule S-1.

                  "Stock" means all shares, options, warrants, interests, participations, or other equivalents (regardless of how designated) of or in a Person, whether voting or nonvoting, including common stock, preferred stock, or any other "equity security" (as such term is defined in Rule 3a11-1 of the General Rules and Regulations promulgated by the SEC under the Exchange Act).

                  "Stock Pledge Agreement" means a stock pledge agreement, in form and substance satisfactory to Lender, executed and delivered by Borrower and Guarantors to Lender with respect to the pledge of (i) the Stock of the Guarantors owned by Borrower, (ii) the membership interests in Partners-SATH, L.L.C. owned by Borrower and (iii) the Stock of any Person owned by a Guarantor, as the same may be amended, supplemented or otherwise modified from time to time.

                  "Subsidiary" of a Person means a corporation, partnership, limited liability company, or other entity in which that Person directly or indirectly owns or controls the shares of Stock having ordinary voting power to elect a majority of the board of directors (or appoint other comparable managers) of such corporation, partnership, limited liability company, or other entity.

                  "Taxes" has the meaning set forth in Section 16.5.

                  "Total Collateral" means all of the property and assets and all interests therein and proceeds thereof now owned or hereafter acquired by any Person upon which a Lien is granted or purported to be granted by such Person as security for all or any part of the Obligations, including, without limitation, the issued and outstanding shares of stock of the License Subsidiary.

                  "Trademark Security Agreement" means a trademark security agreement executed and delivered by Borrower, Guarantors and Lender, the form and substance of which is satisfactory to Lender.

                  "Voidable Transfer" has the meaning set forth in Section 16.8.

                  "Wells Fargo" means Wells Fargo Bank, National Association, a national banking association.

                  "WMFP Assets" means the assets used, useful or held for use in the operation of Television Station WMFP, Channel 62, including any authorizations and applications to operate on DTV Channel 18, in Lawrence, Massachusetts.

                  "WSAH Assets" means the assets used, useful or held for use in the operation of Television Station WSAH, Channel 43, including any authorizations and applications to operate on DTV Channel 42, in Bridgeport, Connecticut.

1.2. Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with GAAP. When used herein, the term "financial statements" shall include the notes and schedules thereto. Whenever the term "Borrower" is used in respect of a financial covenant or a related definition, it shall be understood to mean Borrower and its Subsidiaries on a consolidated basis unless the context clearly requires otherwise.

1.3. Code. Any terms used in this Agreement that are defined in the Code shall be construed and defined as set forth in the Code unless otherwise defined herein.

1.4. Construction. Unless the context of this Agreement or any other Loan Document clearly requires otherwise, references to the plural include the singular, references to the singular include the plural, the term "including" is not limiting, and the term "or" has, except where otherwise indicated, the inclusive meaning represented by the phrase "and/or." The words "hereof," "herein," "hereby," "hereunder," and similar terms in this Agreement or any other Loan Document refer to this Agreement or such other Loan Document, as the case may be, as a whole and not to any particular provision of this Agreement or such other Loan Document, as the case may be. Section, subsection, clause, schedule, and exhibit references herein are to this Agreement unless otherwise specified. Any reference in this Agreement or in the other Loan Documents to any agreement, instrument, or document shall include all alterations, amendments, changes, extensions, modifications, renewals, replacements, substitutions, joinders, and supplements, thereto and thereof, as applicable (subject to any restrictions on such alterations, amendments, changes, extensions, modifications, renewals, replacements, substitutions, joinders, and supplements set forth herein). Any reference herein to any Person shall be construed to include such Person's successors and assigns. Any requirement of a writing contained herein or in the other Loan Documents shall be satisfied by the transmission of a Record and any Record transmitted shall constitute a representation and warranty as to the accuracy and completeness of the information contained therein.

1.5. Schedules and Exhibits. All of the schedules and exhibits attached to this Agreement shall be deemed incorporated herein by reference.

2.       LOAN AND TERMS OF PAYMENT.

2.1.     Revolver Advances.

(a) Subject to the terms and conditions of this Agreement, and during the term of this Agreement, Lender agrees to make advances ("Advances") to Borrower in an amount at any one time outstanding not to exceed an amount equal to the lesser of (i) the Maximum Revolver Amount or (ii) the Borrowing Base. For purposes of this Agreement, "Borrowing Base," as of any date of determination, shall mean the result of:

     (x) 30% of the appraised value of the Eligible Assets based on the then mostly recently completed Appraisal,

     minus

     (y) the aggregate amount of reserves,  if any,  established by Lender under
     Section 2.1(b).

                          On the date hereof Borrower and Lender agree that the
Borrowing Base is equal to at least $18,600,000.

(b) Anything to the contrary in this Section 2.1 notwithstanding, Lender shall have the right to establish reserves in such amounts, and with respect to such matters, as Lender in its Permitted Discretion shall deem necessary or appropriate, against the Borrowing Base, including reserves with respect to (i) sums that Borrower or any of its Subsidiaries is required to pay (such as taxes, assessments, insurance premiums, or, in the case of leased assets, rents or other amounts payable under such leases) and has failed to pay under any Section of this Agreement or any other Loan Document, and (ii) amounts owing by Borrower or any of its Subsidiaries to any Person to the extent secured by a Lien on, or trust over, any of the Total Collateral (other than any existing Permitted Lien set forth on Schedule P-1 which is specifically identified thereon as entitled to have priority over the Lender's Liens), which Lien or trust, in the Permitted Discretion of Lender, likely would have a priority superior to the Lender's Liens (such as Liens or trusts in favor of landlords, warehousemen, carriers, mechanics, materialmen, laborers, or suppliers, or Liens or trusts for ad valorem, excise, sales, or other taxes where given priority under applicable law) in and to such item of the Total Collateral. In addition to the foregoing, Lender shall have the right to have the Eligible Assets reappraised by a qualified appraisal company selected by Lender at Borrower's cost and expense, at any time in its Permitted Discretion, but in any event, not less often than once during any twelve (12) month period.

(c) Lender shall have no obligation to make additional Advances hereunder to the extent such additional Advances would cause the Revolver Usage to exceed the Maximum Revolver Amount.

(d) Amounts borrowed pursuant to this Section may be repaid and, subject to the terms and conditions of this Agreement, reborrowed at any time during the term of this Agreement.

2.2.     Intentionally Omitted

2.3.     Borrowing Procedures and Settlements.

(a) Procedure for Borrowing. Each Borrowing shall be made by a request by an Authorized Person delivered to Lender (which notice must be received by Lender no later than, in the case of a Base Rate Loan, 10:00 a.m. (California time) on the requested Funding Date, and, in the case of a LIBOR Rate Loan, 11:00 a.m. (California time) three Business Days prior to the requested Funding Date, in each case specifying (i) the amount of such Borrowing, and (ii) the requested Funding Date, which shall be a Business Day, and in the case of a LIBOR Rate Loan, accompanied by a LIBOR Notice in accordance with Section 2.13. At Lender's election, in lieu of delivering the above-described request in writing, any Authorized Person may give Lender telephonic notice of such request by the required time, with such telephonic notice to be confirmed in writing within 24 hours of the giving of such notice. Each Borrowing shall be in a minimum amount of $2,000,000 and in multiples of $2,000,000 in excess thereof or, if Availability on the applicable Funding Date is in excess of, but not divisible by, $2,000,000, at Borrower's option, in an amount equal to Availability, provided that, if Availability on the applicable Funding Date for a Borrowing is less than $2,000,000, such Borrowing shall be in an amount equal to Availability on such Funding Date.

(b) Making of Advances. If Lender has received a timely request for a Borrowing in accordance with the provisions hereof, and subject to the satisfaction of the applicable terms and conditions set forth herein, Lender shall make the proceeds of such Advance available to Borrower on the applicable Funding Date by transferring immediately available funds equal to such proceeds to Borrower's Designated Account.

2.4.     Payments.

(a)      Payments by Borrower.

(i) Except as otherwise expressly provided herein, all payments by Borrower shall be made to Lender's Account and shall be made in immediately available funds, no later than 11:00 a.m. (California time) on the date specified herein. Any payment received by Lender later than 11:00 a.m. (California time) shall be deemed to have been received on the following Business Day and any applicable interest or fee shall continue to accrue until such following Business Day.

(b)      Application and Reversal of Payments.

(i) All payments shall be remitted to Lender and all such payments (other than payments received while no Default or Event of Default has occurred and is continuing and which relate to the payment of principal or interest of specific Obligations or which relate to the payment of specific fees), and , at the option of Lender, upon the occurrence and during the continuance of an Event of Default, all proceeds of Accounts or other Total Collateral received by Lender, shall be applied as follows:

(A) first, to pay any Lender Expenses then due to Lender under the Loan Documents, until paid in full,

(B) second, to pay any fees then due to Lender under the Loan Documents until paid in full,

(C) third, ratably to pay interest due in respect of the Advances until paid in full,

(D)      fourth, to pay the principal of all Advances until paid in full,

(E)      fifth, to pay any other Obligations until paid in full, and

(F) sixth, to Borrower (to be wired to the Designated Account)or such other Person entitled thereto under applicable law.

(ii) In each instance, so long as no Default or Event of Default has occurred and is continuing, Section 2.4(b) shall not be deemed to apply to any payment by Borrower specified by Borrower to be for the payment of specific Obligations then due and payable (or prepayable) under any provision of this Agreement.

(iii) For purposes of the foregoing, "paid in full" means payment of all amounts owing under the Loan Documents according to the terms thereof, including loan fees, service fees, professional fees, interest (and specifically including interest accrued after the commencement of any Insolvency Proceeding), default interest, interest on interest, and expense reimbursements, whether or not the same would be or is allowed or disallowed in whole or in part in any Insolvency Proceeding.

(iv) In the event of a direct conflict between the priority provisions of this
Section 2.4 and other provisions contained in any other Loan Document, it is the intention of the parties hereto that such priority provisions in such documents shall be read together and construed, to the fullest extent possible, to be in concert with each other. In the event of any actual, irreconcilable conflict that cannot be resolved as aforesaid, the terms and provisions of this Section
2.4 shall control and govern.

2.5. Overadvances. If, at any time or for any reason, the amount of Obligations owed by Borrower to Lender pursuant to Sections 2.1 is greater than either the Dollar or percentage limitations set forth in Sections 2.1, (an "Overadvance"), Borrower immediately shall pay to Lender, in cash, the amount of such excess, which amount shall be used by Lender to reduce the Obligations in accordance with the priorities set forth in Section 2.4(b). In addition, Borrower hereby promises to pay the Obligations (including principal, interest, fees, costs, and expenses) in Dollars in full to Lender as and when due and payable under the terms of this Agreement and the other Loan Documents.

2.6.     Interest Rates: Rates, Payments, and Calculations.

(a) Interest Rates. Except as provided in clauses (b) and (e) below, all Obligations that have been charged to the Loan Account pursuant to the terms hereof shall bear interest on the Daily Balance thereof as follows: (i) if the relevant Obligation is an Advance that is a LIBOR Rate Loan, at a per annum rate equal to the LIBOR Rate plus the LIBOR Rate Margin, and (ii) otherwise, at a per annum rate equal to the Base Rate plus the Base Rate Margin.

(b) Default Rate. Except as provided in clause (e) below, upon the occurrence and during the continuation of an Event of Default, all Obligations that have been charged to the Loan Account pursuant to the terms hereof shall bear interest on the Daily Balance thereof at a per annum rate equal to 1.875 percentage points above the per annum rate otherwise applicable hereunder.

(c) Payment. Interest, and all other fees payable hereunder shall be due and payable, in arrears, on the first day of each month at any time that Obligations or obligation to extend credit hereunder are outstanding. Borrower hereby authorizes Lender, from time to time without prior notice to Borrower, to charge such interest and fees, all Lender Expenses (as and when incurred), the fees and costs provided for in Section 2.11 (as and when accrued or incurred), and all other payments as and when due and payable under any Loan Document to Borrower's Loan Account, which amounts thereafter constitute Advances hereunder and shall accrue interest at the rate then applicable to Advances hereunder. Any interest not paid when due shall be compounded by being charged to Borrower's Loan Account and shall thereafter constitute Advances hereunder and shall accrue interest at the rate then applicable to Advances that are Base Rate Loans hereunder.

(d) Computation. All interest and fees chargeable under the Loan Documents shall be computed on the basis of a 360 day year for the actual number of days elapsed. In the event the Base Rate is changed from time to time hereafter, the rates of interest hereunder based upon the Base Rate automatically and immediately shall be increased or decreased by an amount equal to such change in the Base Rate.

(e) Intent to Limit Charges to Maximum Lawful Rate. In no event shall the interest rate or rates payable under this Agreement, plus any other amounts paid in connection herewith, exceed the highest rate permissible under any law that a court of competent jurisdiction shall, in a final determination, deem applicable. Borrower and Lender, in executing and delivering this Agreement, intend legally to agree upon the rate or rates of interest and manner of payment stated within it; provided, however, that, anything contained herein to the contrary notwithstanding, if said rate or rates of interest or manner of payment exceeds the maximum allowable under applicable law, then, ipso facto, as of the date of this Agreement, Borrower is and shall be liable only for the payment of such maximum as allowed by law, and payment received from Borrower in excess of such legal maximum, whenever received, shall be applied to reduce the principal balance of the Obligations to the extent of such excess.

2.7. Credit Card Assignment Agreements. All credit card payments from the Account Debtors of Borrower and its Subsidiaries (i) shall be processed through a Credit Card Processor and (ii) shall be subject to a Credit Card Assignment Agreement, provided that, so long as no Event of Default shall have occurred and be continuing, up to 15% of Collections of the Borrower and its Subsidiaries may be processed though a "private label" credit card issued by Borrower without being subject to a Credit Card Assignment Agreement. At no time shall (A) less than (x) if no Event of Default shall have occurred and be continuing, 70%, or
(y) if an Event of Default shall have occurred and be continuing, 85%, of the Collections of the Borrower and its Subsidiaries (excluding the accounts receivable of Collector's Edge of Tennessee, Inc.) be subject to a Credit Card Assignment Agreement, and (B) Borrower permit SAH Acquisition Corporation II, SAH Acquisition Corporation I or Partners-SATH, L.L.C. to process any credit card payments from its account debtors through a Credit Card Processor party to a Credit Card Assignment Agreement, or permit any other payment constituting Indenture Collateral to be processed through a Credit Card Processor party to a Credit Card Assignment Agreement.

2.8. Crediting Payments. The receipt of any payment item by Lender shall not be considered a payment on account unless such payment item is a wire transfer of immediately available federal funds made to the Lender's Account or unless and until such payment item is honored when presented for payment. Should any payment item not be honored when presented for payment, then Borrower shall be deemed not to have made such payment and interest shall be calculated accordingly. Anything to the contrary contained herein notwithstanding, any payment item shall be deemed received by Lender only if it is received into the Lender's Account on a Business Day on or before 11:00 a.m. (California time). If any payment item is received into the Lender's Account on a non-Business Day or after 11:00 a.m. (California time) on a Business Day, it shall be deemed to have been received by Lender as of the opening of business on the immediately following Business Day.

2.9. Designated Account. Lender is authorized to make the Advances under this Agreement based upon telephonic or other instructions received from anyone purporting to be an Authorized Person, or without instructions if pursuant to
Section 2.6(c). Borrower agrees to establish and maintain the Designated Account with the Designated Account Bank for the purpose of receiving the proceeds of the Advances requested by Borrower and made by Lender hereunder. Unless otherwise agreed by Lender and Borrower, any Advance requested by Borrower and made by Lender hereunder shall be made to the Designated Account.

2.10. Maintenance of Loan Account; Statements of Obligations. Lender shall maintain an account on its books in the name of Borrower (the "Loan Account") on which Borrower will be charged with all Advances made by Lender to Borrower or for Borrower's account, and with all other payment Obligations hereunder or under the other Loan Documents, including, accrued interest, fees and expenses, and Lender Expenses. In accordance with Section 2.8, the Loan Account will be credited with all payments received by Lender from Borrower or for Borrower's account. Lender shall render statements regarding the Loan Account to Borrower, including principal, interest, fees, and including an itemization of all charges and expenses constituting Lender Expenses owing, and such statements shall be conclusively presumed to be correct and accurate and constitute an account stated between Borrower and Lender unless, within 30 days after receipt thereof by Borrower, Borrower shall deliver to Lender written objection thereto describing the error or errors contained in any such statements.

2.11. Fees. Borrower shall pay to Lender the following fees and charges, which fees and charges shall be non-refundable when paid
(irrespective of whether this Agreement is terminated thereafter):

(a) Fee Letter Fees. As and when due and payable under the terms of the Fee Letter, Borrower shall pay to Lender the fees set forth in the Fee Letter.

(b) Audit, Appraisal, and Valuation Charges. Audit, appraisal, and valuation fees and charges as follows (i) a fee of $750 per day, per auditor, plus out-of-pocket expenses for each financial audit of Borrower performed by personnel employed by Lender, (ii) a fee of $1,500 per day per appraiser, plus out-of-pocket expenses, for each appraisal of any of the Total Collateral performed by personnel employed by Lender, and (iii) the actual charges paid or incurred by Lender if it elects to employ the services of one or more third Persons to perform financial audits of Borrower, to appraise the Total Collateral, or any portion thereof, or to assess Borrower's business valuation.

2.12.    Intentionally Omitted

2.13.    LIBOR Option.

(a) Interest and Interest Payment Dates. In lieu of having interest charged at the rate based upon the Base Rate, Borrower shall have the option (the "LIBOR Option") to have interest on all or a portion of the Advances be charged at the LIBOR Rate. Interest on LIBOR Rate Loans shall be payable on the earliest of (i) the last day of the Interest Period applicable thereto, (ii) the occurrence of an Event of Default in consequence of which Lender has elected to accelerate the maturity of the Obligations, (iii) termination of this Agreement pursuant to the terms hereof, or (iv) the first day of each month that such LIBOR Rate Loan is outstanding. On the last day of each applicable Interest Period, unless Borrower properly has exercised the LIBOR Option with respect thereto, the interest rate applicable to such LIBOR Rate Loan automatically shall convert to the rate of interest then applicable to Base Rate Loans of the same type hereunder. At any time that an Event of Default has occurred and is continuing, Borrower no longer shall have the option to request that Advances bear interest at the LIBOR Rate and Lender shall have the right to convert the interest rate on all outstanding LIBOR Rate Loans to the rate then applicable to Base Rate Loans hereunder.

(b)      LIBOR Election.

(i) Borrower may, at any time and from time to time, so long as no Event of Default has occurred and is continuing, elect to exercise the LIBOR Option by notifying Lender prior to 11:00 a.m. (California time) at least 3 Business Days prior to the commencement of the proposed Interest Period (the "LIBOR Deadline"). Notice of Borrower's election of the LIBOR Option for a permitted portion of the Advances and an Interest Period pursuant to this Section shall be made by delivery to Lender of a LIBOR Notice received by Lender before the LIBOR Deadline, or by telephonic notice received by Lender before the LIBOR Deadline (to be confirmed by delivery to Lender of a LIBOR Notice received by Lender prior to 5:00 p.m. (California time) on the same day.

(ii) Each LIBOR Notice shall be irrevocable and binding on Borrower. In connection with each LIBOR Rate Loan, Borrower shall indemnify, defend, and hold Lender harmless against any loss, cost, or expense incurred by Lender as a result of (a) the payment of any principal of any LIBOR Rate Loan other than on the last day of an Interest Period applicable thereto (including as a result of an Event of Default), (b) the conversion of any LIBOR Rate Loan other than on the last day of the Interest Period applicable thereto, or (c) the failure to borrow, convert, continue or prepay any LIBOR Rate Loan on the date specified in any LIBOR Notice delivered pursuant hereto (such losses, costs, and expenses, collectively, "Funding Losses"). Funding Losses shall be deemed to equal the amount determined by Lender to be the excess, if any, of (i) the amount of interest that would have accrued on the principal amount of such LIBOR Rate Loan had such event not occurred, at the LIBOR Rate that would have been applicable thereto, for the period from the date of such event to the last day of the then current Interest Period therefor (or, in the case of a failure to borrow, convert, or continue, for the period that would have been the Interest Period therefor), minus (ii) the amount of interest that would accrue on such principal amount for such period at the interest rate which Lender would be offered were it to be offered, at the commencement of such period, Dollar deposits of a comparable amount and period in the London interbank market. A certificate of Lender delivered to Borrower setting forth any amount or amounts that Lender is entitled to receive pursuant to this Section shall be conclusive absent manifest error.

(iii) Borrower shall have not more than 5 LIBOR Rate Loans in effect at any given time. Borrower only may exercise the LIBOR Option for LIBOR Rate Loans of at least $2,000,000 and integral multiples of $2,000,000 in excess thereof or, if Availability on the applicable Funding Date is in excess of, but not divisible by, $2,000,000, at the Borrower's option, in an amount equal to Availability.

(c) Prepayments. Borrower may prepay LIBOR Rate Loans at any time; provided, however, that in the event that LIBOR Rate Loans are prepaid on any date that is not the last day of the Interest Period applicable thereto, including as a result of any prepayment through the application by Lender of proceeds of Collections in accordance with Section 2.4(b) or for any other reason, including early termination of the term of this Agreement or acceleration of the Obligations pursuant to the terms hereof, Borrower shall indemnify, defend, and hold Lender and its Participants harmless against any and all Funding Losses in accordance with clause (b)(ii) above.

(d)      Special Provisions Applicable to LIBOR Rate.

(i) The LIBOR Rate may be adjusted by Lender on a prospective basis to take into account any additional or increased costs to Lender of maintaining or obtaining any eurodollar deposits or increased costs due to changes in applicable law occurring subsequent to the commencement of the then applicable Interest Period, including changes in tax laws (except changes of general applicability in corporate income tax laws) and changes in the reserve requirements imposed by the Board of Governors of the Federal Reserve System (or any successor), excluding the Reserve Percentage, which additional or increased costs would increase the cost of funding loans bearing interest at the LIBOR Rate. In any such event, Lender shall give Borrower notice of such a determination and adjustment and, upon its receipt of the notice from Lender, Borrower may, by notice to Lender (y) require Lender to furnish to Borrower a statement setting forth the basis for adjusting such LIBOR Rate and the method for determining the amount of such adjustment, or (z) repay the LIBOR Rate Loans with respect to which such adjustment is made (together with any amounts due under clause
(b)(ii) above).

(ii) In the event that any change in market conditions or any law, regulation, treaty, or directive, or any change therein or in the interpretation of application thereof, shall at any time after the date hereof, in the reasonable opinion of Lender, make it unlawful or impractical for Lender to fund or maintain LIBOR Advances or to continue such funding or maintaining, or to determine or charge interest rates at the LIBOR Rate, Lender shall give notice of such changed circumstances to Borrower and (y) in the case of any LIBOR Rate Loans that are outstanding, the date specified in Lender's notice shall be deemed to be the last day of the Interest Period of such LIBOR Rate Loans, and interest upon the LIBOR Rate Loans thereafter shall accrue interest at the rate then applicable to Base Rate Loans, and (z) Borrower shall not be entitled to elect the LIBOR Option until Lender determines that it would no longer be unlawful or impractical to do so.

(e) No Requirement of Matched Funding. Anything to the contrary contained herein notwithstanding, neither Lender, nor any of its Participants, is required actually to acquire eurodollar deposits to fund or otherwise match fund any Obligation as to which interest accrues at the LIBOR Rate. The provisions of this Section shall apply as if Lender or its Participants had match funded any Obligation as to which interest is accruing at the LIBOR Rate by acquiring eurodollar deposits for each Interest Period in the amount of the LIBOR Rate Loans.

2.14. Capital Requirements. If, after the date hereof, Lender determines that
(i) the adoption of or change in any law, rule, regulation or guideline regarding capital requirements for banks or bank holding companies, or any change in the interpretation or application thereof by any Governmental Authority charged with the administration thereof, or (ii) compliance by Lender or its parent bank holding company with any guideline, request, or directive of any such entity regarding capital adequacy (whether or not having the force of law), the effect of reducing the return on Lender's or such holding company's capital as a consequence of Lender's obligations hereunder to a level below that which Lender or such holding company could have achieved but for such adoption, change, or compliance (taking into consideration Lender's or such holding company's then existing policies with respect to capital adequacy and assuming the full utilization of such entity's capital) by any amount deemed by Lender to be material, then Lender may notify Borrower thereof. Following receipt of such notice, Borrower agrees to pay Lender on demand the amount of such reduction of return of capital as and when such reduction is determined, payable within 90 days after presentation by Lender of a statement in the amount and setting forth in reasonable detail Lender's calculation thereof and the assumptions upon which such calculation was based (which statement shall be deemed true and correct absent manifest error). In determining such amount, Lender may use any reasonable averaging and attribution methods.

3.       CONDITIONS; TERM OF AGREEMENT.

3.1. Conditions Precedent to the Initial Extension of Credit. The obligation of Lender to make the initial Advance (or otherwise to extend any credit provided for hereunder), is subject to the fulfillment, to the satisfaction of Lender, of each of the conditions precedent set forth below:

(a)      the Closing Date shall occur on or before August 2, 2001;

(b) Lender shall have received all financing statements required by Lender, which, if requested by Lender, shall be duly executed by Borrower and each Guarantor, and Lender shall have received searches reflecting the filing of all such financing statements;

(c) Lender shall have received each of the following documents, in form and substance satisfactory to Lender, duly executed, and each such document shall be in full force and effect:

(i)      Counterparts to this Agreement,

(ii)     the Disbursement Letter,

(iii)    the Due Diligence Letter,

(iv)     the Fee Letter,

(v)      the Guaranty,

(vi) a Credit Card Assignment Agreement executed by Paymentech, LLC, as Credit Card Processor,

(vii)    the Guarantor Security Agreement,

(viii)   the Officers' Certificate,

(ix) the Stock Pledge Agreement, together with all certificates representing the shares of Stock pledged thereunder, as well as Stock powers with respect thereto endorsed in blank,

(x)      the Trademark Security Agreement,

(xi)     each Control Agreement requested by the Lender, and

(xii)    the Intercreditor Agreement.

(d) Lender shall have received a certificate from the Secretary of Borrower attesting to the resolutions of Borrower's Board of Directors authorizing its execution, delivery, and performance of this Agreement and the other Loan Documents to which Borrower is a party and authorizing specific officers of Borrower to execute the same;

(e) Lender shall have received copies of Borrower's Governing Documents, as amended, modified, or supplemented to the Closing Date, certified by the Secretary of Borrower;

(f) Lender shall have received a certificate of status with respect to Borrower, dated within 10 days of the Closing Date, such certificate to be issued by the appropriate officer of the jurisdiction of organization of Borrower, which certificate shall indicate that Borrower is in good standing in such jurisdiction; (g) Lender shall have received certificates of status with respect to Borrower, each dated within 30 days of the Closing Date, such certificates to be issued by the appropriate officer of the jurisdictions (other than the jurisdiction of organization of Borrower) in which its failure to be duly qualified or licensed would constitute a Material Adverse Change, which certificates shall indicate that Borrower is in good standing in such jurisdictions;

(h) Lender shall have received a certificate from the Secretary of each Guarantor attesting to the resolutions of such Guarantor's Board of Directors authorizing its execution, delivery, and performance of the Loan Documents to which such Guarantor is a party and authorizing specific officers of such Guarantor to execute the same;

(i) Lender shall have received copies of each Guarantor's Governing Documents, as amended, modified, or supplemented to the Closing Date, certified by the Secretary of such Guarantor;

(j) Lender shall have received a certificate of status with respect to each Guarantor, dated within 10 days of the Closing Date, such certificate to be issued by the appropriate officer of the jurisdiction of organization of such Guarantor, which certificate shall indicate that such Guarantor is in good standing in such jurisdiction;

(k) Lender shall have received certificates of status with respect to each Guarantor, each dated within 30 days of the Closing Date, such certificates to be issued by the appropriate officer of the jurisdictions (other than the jurisdiction of organization of such Guarantor) in which its failure to be duly qualified or licensed would constitute a Material Adverse Change, which certificates shall indicate that such Guarantor is in good standing in such jurisdictions;

(l) Lender shall have received a certificate of insurance, together with the endorsements thereto, as are required by Section 6.8, the form and substance of which shall be satisfactory to Lender;

(m) Lender shall have received Collateral Access Agreements with respect to the Borrower's headquarters in Antioch, Tennessee;

(n) Lender shall have received an opinion (or opinions) of Borrower's and Guarantors' counsel in form and substance satisfactory to Lender;

(o) Lender shall have received satisfactory evidence (including a certificate of the chief financial officer of Borrower) that all tax returns required to be filed by Borrower have been timely filed and all taxes upon Borrower or Guarantors or their respective properties, assets, income, and franchises (including Real Property taxes and payroll taxes) have been paid prior to delinquency, except such taxes that are the subject of a Permitted Protest;

(p)      [Reserved];

(q) Lender shall have received the results of its UCC, tax and judgment lien searches with respect to Borrower and Guarantors, which results shall not disclose any Liens other than Permitted Liens;

(r) Lender shall have completed its business, legal, and collateral due diligence;

(s) Lender shall have received completed reference checks with respect to Borrower's senior management, the results of which are satisfactory to Lender in its sole discretion;

(t) Lender shall have received an Appraisal of the Eligible Assets, the results of which shall be satisfactory to Lender;

(u)      Lender shall have received Borrower's Closing Date Business Plan;

(v) Borrower shall pay all Lender Expenses incurred in connection with the transactions evidenced by this Agreement;

(w)      Borrower shall have Required Availability on the Closing Date;

(x) Lender shall have received copies of each of the Indenture and the Indenture Security Agreement, together with a certificate of the Secretary of Borrower certifying each such document as being a true, correct, and complete copy thereof;

(y) Borrower and Guarantors shall have received all licenses, approvals or evidence of other actions required by any Governmental Authority in connection with the execution and delivery by Borrower and Guarantors of this Agreement or any other Loan Document or with the consummation of the transactions contemplated hereby and thereby;

(z) Lender and its counsel shall have received a satisfactory report with respect to all material litigation in which Borrower or any of its Subsidiaries is named as a defendant, including, without limitation, all patent litigation.

(aa) all other documents and legal matters in connection with the transactions contemplated by this Agreement shall have been delivered, executed, or recorded and shall be in form and substance satisfactory to Lender; and

(bb) Lender shall have received copies of such documents as it may reasonably request evidencing the matters set forth in Section 5.21.

3.2. Conditions Subsequent to the Initial Extension of Credit. The obligation of Lender to continue to make Advances (or otherwise extend credit hereunder) is subject to the fulfillment, on or before the date applicable thereto, of each of the conditions subsequent set forth below (the failure by Borrower to so perform or cause to be performed constituting an Event of Default):

(a) within 30 days of the Closing Date, deliver to Lender certified copies of the policies of insurance, together with the endorsements thereto, as are required by Section 6.8, the form and substance of which shall be satisfactory to Lender and its counsel,

(b) prior to the date (i) which is 30 days from the Closing Date or (ii) on which outstanding Obligations exceed $10,000,000, whichever is earlier, deliver to Lender an update of the field audit of the Total Collateral performed by Arthur Anderson, LLP in October 2000, and

(c) within 30 days of the Closing Date, the Borrower will cause to have executed a new Credit Card Assignment Agreement and a new Control Agreement in form and substance satisfactory to the Lender, which agreements shall replace the Credit Card Assignment Agreement and the Control Agreement delivered on the Closing Date.

3.3. Conditions Precedent to all Extensions of Credit. The obligation of Lender to make all Advances (or to extend any other credit hereunder) shall be subject to the following conditions precedent:

(a) the representations and warranties contained in this Agreement and the other Loan Documents shall be true and correct in all material respects on and as of the date of such extension of credit, as though made on and as of such date (except to the extent that such representations and warranties relate solely to an earlier date),

(b) no Default or Event of Default shall have occurred and be continuing on the date of such extension of credit, nor shall either result from the making thereof,

(c) no injunction, writ, restraining order, or other order of any nature prohibiting, directly or indirectly, the extending of such credit shall have been issued and remain in force by any Governmental Authority against Borrower, Lender, or any of their Affiliates.

(d) no Material Adverse Change shall have occurred since August 31, 2000, other than the downgrade by Moody's Investors Services Inc. and Standard & Poor's Ratings Group, on September 7, 2000, with respect to the Senior Secured Notes.

3.4. Term. This Agreement shall become effective upon the execution and delivery hereof by Borrower and Lender and shall continue in full force and effect for a term ending on August 1, 2003 (the "Maturity Date"). The foregoing notwithstanding, Lender shall have the right to terminate its obligations under this Agreement, whereupon the Maximum Revolver Amount shall be reduced to zero, immediately and without notice upon the occurrence and during the continuation of an Event of Default.

3.5. Effect of Termination. On the date of termination of this Agreement, all Obligations (including, without limitation, any prepayment fee which may become payable to Lender under the Fee Letter as a result of such termination) immediately shall become due and payable without notice or demand. No termination of this Agreement, however, shall relieve or discharge Borrower of its duties, Obligations, or covenants hereunder and the Lender's Liens in the Total Collateral shall remain in effect until all Obligations have been fully and finally discharged and Lender's obligations to provide additional credit hereunder have been terminated. When this Agreement has been terminated and all of the Obligations have been fully and finally discharged and Lender's obligations to provide additional credit under the Loan Documents have been terminated irrevocably, Lender will, at Borrower's sole expense, execute and deliver any UCC termination statements, lien releases, mortgage releases, re-assignments of trademarks, discharges of security interests, and other similar discharge or release documents (and, if applicable, in recordable form) as are reasonably necessary to release, as of record, the Lender's Liens and all notices of security interests and liens previously filed by Lender with respect to the Obligations.

3.6.     Early Termination by Borrower.

(a) Borrower has the option, at any time upon 90 days prior written notice to Lender, to terminate this Agreement by paying to Lender, in cash, the Obligations, in full (including, without limitation, any prepayment fee which may become payable to Lender under the Fee Letter as a result of such termination). If Borrower has sent a notice of termination pursuant to the provisions of this Section, then Lender's obligations to extend credit hereunder shall terminate and Borrower shall be obligated to repay the Obligations on the date set forth as the date of termination of this Agreement in such notice.

(b) Anything to the contrary notwithstanding, if at any time and from time to time Borrower or any of its Subsidiaries or Affiliates shall receive proceeds from (i) the sale or other disposition of any other property or assets of a Loan Party (other than a Permitted Disposition), (ii) sale or other disposition of the Indenture Collateral, to the extent exceeding the amount required to be paid to the Indenture Trustee under the terms of the Indenture, (iii) any settlement of or payment in respect of any property or casualty insurance claim or any condemnation proceeding ("Casualty Proceeds") relating to any property or asset of the Borrower or any of its Subsidiaries other than Indenture Collateral, or
(iv) any Casualty Proceeds relating to Indenture Collateral to the extent exceeding the amount required to be paid to the Indenture Trustee under the terms of the Indenture, then Borrower shall cause such proceeds (up to the amount of the Obligations outstanding at such time) to be paid immediately and directly to the Lender Account for application to the Obligations in accordance with Section 2.4(b), and if received by Borrower, any of its Subsidiaries or Affiliates, Borrower shall immediately prepay the Obligations outstanding by an amount equal to such proceeds. The Maximum Revolver Amount shall be automatically and immediately reduced permanently by the amount of such proceeds and if such proceeds are sufficient to repay all Obligations outstanding at such time, this Agreement shall terminate on the date of such payment (plus the amount of any prepayment fee which may become payable to Lender under the Fee Letter as a result of such termination) and the balance of such proceeds shall be refunded to Borrower's Designated Account. Borrower shall give Lender 10 Business Days notice prior to the closing of any such sale or the anticipated payment of any amount referred to in this Section 3.6(b). Nothing in this
Section 3.6(b) shall be deemed to imply consent by Lender under this Agreement to any sale, disposition or other event described in clauses (i), (ii) and (iii) above.

4.       CREATION OF SECURITY INTEREST.

4.1. Grant of Security Interest. Borrower hereby grants to Lender a continuing security interest in all of its right, title, and interest in all currently existing and hereafter acquired or arising Collateral in order to secure prompt repayment of any and all of the Obligations in accordance with the terms and conditions of the Loan Documents and in order to secure prompt performance by Borrower of each of its covenants and duties under the Loan Documents. The Lender's Liens in and to the Collateral shall attach to all Collateral without further act on the part of Lender or Borrower. Anything contained in this Agreement or any other Loan Document to the contrary notwithstanding, except for Permitted Dispositions, Borrower has no authority, express or implied, to dispose of any item or portion of the Collateral.

4.2. Negotiable Collateral. In the event that any Collateral, including proceeds, is evidenced by or consists of Negotiable Collateral, and if and to the extent that perfection of priority of Lender's security interest is dependent on or enhanced by possession, Borrower, immediately upon the request of Lender, shall endorse and deliver physical possession of such Negotiable Collateral to Lender.

4.3. Collection of Accounts, General Intangibles, and Negotiable Collateral. At any time after the occurrence and during the continuation of an Event of Default, Lender or Lender's designee may (a) notify Account Debtors of Borrower that the Accounts, chattel paper, or General Intangibles have been assigned to Lender or that Lender has a security interest therein, or (b) collect the Accounts, chattel paper, or General Intangibles directly and charge the collection costs and expenses to the Loan Account. Borrower agrees that it will hold in trust for Lender, as Lender's trustee, any Collections that it receives and immediately will deliver said Collections to Lender in their original form as received by Borrower.

4.4. Filing of Financing Statements; Commercial Tort Claims; Delivery of Additional Documentation Required.

(a) Borrower authorizes Lender to file any financing statement required hereunder, and any continuation statement or amendment with respect thereto, in any appropriate filing office without the signature of Borrower where permitted by applicable law. The Borrower hereby ratifies the filing of any financing statement, and any continuation statement or amendment with respect thereto, filed without the signature of Borrower prior to the date hereof.

(b) If Borrower acquires any commercial tort claims after the date hereof, Borrower shall immediately deliver to Lender a written description of such commercial tort claim and shall deliver a written agreement, in form and substance satisfactory to Lender, pursuant to which Borrower shall pledge and collaterally assign all of its right, title and interest in and to such commercial tort claim to Lender as security for the Obligations (a "Commercial Tort Claim Assignment").

(c) At any time upon the request of Lender, Borrower shall execute and deliver to Lender, and cause its Subsidiaries to execute and deliver to Lender, any and all financing statements, original financing statements in lieu of continuation statements, amendments to financing statements, fixture filings, security agreements, pledges, assignments, Commercial Tort Claim Assignments, endorsements of certificates of title, and all other documents (collectively, the "Additional Documents") that Lender may request in its Permitted Discretion, in form and substance satisfactory to Lender, to create and perfect and continue perfected or better perfect the Lender's Liens in the Total Collateral (whether now owned or hereafter arising or acquired, including, without limitation, all accounts, general intangibles and inventory of Borrower, all stock now or hereafter issued by the License Subsidiary, all accounts, general intangibles, chattel paper, documents, inventory, machinery, equipment, Real Property, deposit accounts and all other properties and assets of the Guarantors, whether now owned or hereafter acquired, tangible or intangible, real or personal), and in order to fully consummate all of the transactions contemplated hereby and under the other Loan Documents, including any Mortgages.

(d) To the maximum extent permitted by applicable law, Borrower authorizes Lender to execute any such Additional Documents in Borrower's name and authorizes Lender to file such executed Additional Documents in any appropriate filing office. In addition, on such periodic basis as Lender shall require, Borrower shall (i) provide Lender with a report of all new patentable, copyrightable, or trademarkable materials acquired or generated by Borrower during the prior period, (ii) cause all patents, copyrights, and trademarks acquired or generated by Borrower that are not already the subject of a registration with the appropriate filing office (or an application therefor diligently prosecuted) to be registered with such appropriate filing office in a manner sufficient to impart constructive notice of Borrower's ownership thereof, and (c) cause to be prepared, executed, and delivered to Lender supplemental schedules to the applicable Loan Documents to identify such patents, copyrights, and trademarks as being subject to the security interests created thereunder.

4.5. Power of Attorney. Borrower hereby irrevocably makes, constitutes, and appoints Lender (and any of Lender's officers, employees, or agents designated by Lender) as Borrower's true and lawful attorney, with power to (a) sign the name of Borrower on any of the documents described in Section 4.4, (b) at any time that an Event of Default has occurred and is continuing, sign Borrower's name on any invoice or bill of lading relating to the Collateral, drafts against Account Debtors, or notices to Account Debtors, (c) send requests for verification of Accounts, (d) endorse Borrower's name on any Collection item that may come into Lender's possession, (e) at any time that an Event of Default has occurred and is continuing, make, settle, and adjust all claims under Borrower's policies of insurance and make all determinations and decisions with respect to such policies of insurance, and (f) at any time that an Event of Default has occurred and is continuing, settle and adjust disputes and claims respecting the Accounts, chattel paper, or General Intangibles directly with Account Debtors, for amounts and upon terms that Lender determines to be reasonable, and Lender may cause to be executed and delivered any documents and releases that Lender determines to be necessary. The appointment of Lender as Borrower's attorney, and each and every one of its rights and powers, being coupled with an interest, is irrevocable until all of the Obligations have been fully and finally repaid and performed and Lender's obligations to extend credit hereunder are terminated.

4.6. Right to Inspect. Lender and its officers, employees, or agents shall have the right, from time to time hereafter to inspect the Books and to check, test, and appraise the Collateral in order to verify Borrower's financial condition or the amount, quality, value, condition of, or any other matter relating to, the Collateral.

4.7. Control Agreements. Borrower agrees that it will not transfer Collateral out of any Securities Accounts other than as permitted under Section 7.19 and, if to another securities intermediary, unless each of Borrower, Lender, and the substitute securities intermediary have entered into a Control Agreement. Upon the occurrence and during the continuance of a Default or Event of Default, Lender may notify any securities intermediary to liquidate the applicable Securities Account or any related Investment Property maintained or held thereby, to the extent constituting Collateral, and remit the proceeds thereof to the Lender's Account. Borrower hereby agrees to take any or all action that Lender requests in order for Lender to obtain control in accordance with Sections 9-104, 9-105, 9-106 and 9-107 of the Code with respect to any Collateral constituting deposit accounts, electronic chattel paper, Investment Property and letter-of-credit rights. No arrangement contemplated hereby or by any Control Agreement in respect of any Securities Accounts or other Investment Property, or any deposit accounts, electronic chattel paper or letter-of-credit rights, shall be modified by Borrower without the prior written consent of Lender.

5.       REPRESENTATIONS AND WARRANTIES.

                  In order to induce Lender to enter into this Agreement, Borrower makes the following representations and warranties to Lender which shall be true, correct, and complete, in all material respects, as of the date hereof, and shall be true, correct, and complete, in all material respects, as of the Closing Date, and at and as of the date of the making of each Advance (or other extension of credit) made thereafter, as though made on and as of the date of such Advance (or other extension of credit) (except to the extent that such representations and warranties relate solely to an earlier date) and such representations and warranties shall survive the execution and delivery of this
Agreement:

5.1. No Encumbrances. Borrower has good and indefeasible title to the Collateral and the Real Property, free and clear of Liens except for Permitted Liens.

5.2. Commercial Tort Claims. None of the Borrower or any Guarantor holds any commercial tort claims as of the date hereof, except as set forth in Schedule 5.2.

5.3.     Intentionally Omitted.

5.4. Equipment. All of the Equipment is used or held for use in Borrower's business and is fit for such purposes.

5.5. Location of Inventory and Equipment. The Inventory and Equipment are not stored with a bailee, warehouseman, or similar party and are located only at the locations identified on Schedule 5.5.

5.6. Inventory Records. Borrower keeps correct and accurate records itemizing and describing the type, quality, and quantity of its Inventory and the book value thereof.

5.7. State of Incorporation; Location of Chief Executive Office; FEIN; Organizational ID Number. The state of incorporation of Borrower and each Guarantor is set forth in Schedule 5.7. The chief executive office of Borrower and each Guarantor is located at the address indicated in Schedule 5.7. Borrower's and each Guarantor's FEIN and organizational identification number are identified in Schedule 5.7.

5.8.     Due Organization and Qualification; Subsidiaries.

(a) Borrower is duly organized and existing and in good standing under the laws of the jurisdiction of its organization and qualified to do business in any state where the failure to be so qualified reasonably could be expected to have a Material Adverse Change.

(b) Set forth on Schedule 5.8(b), is a complete and accurate description of the authorized capital Stock of Borrower, by class, and, as of the Closing Date, a description of the number of shares of each such class that are issued and outstanding, together with an organizational chart with respect to Borrower and its Subsidiaries as of the Closing Date. Other than as described on Schedule 5.8(b), as of the Closing Date, there are no subscriptions, options, warrants, or calls relating to any shares of Borrower's capital Stock, including any right of conversion or exchange under any outstanding security or other instrument. Borrower is not subject to any obligation (contingent or otherwise) to repurchase or otherwise acquire or retire any shares of its capital Stock or any security convertible into or exchangeable for any of its capital Stock, except as described on Schedule 5.8(b).

(c) Set forth on Schedule 5.8(c), is a complete and accurate list of Borrower's direct and indirect Subsidiaries, showing: (i) the jurisdiction of their organization, (ii) the number of shares of each class of common and preferred Stock authorized for each of such Subsidiaries, and (iii) the number and the percentage of the outstanding shares of each such class owned directly or indirectly by Borrower. All of the outstanding capital Stock of each such Subsidiary has been validly issued and is fully paid and non-assessable.

(d) Except as set forth on Schedule 5.8(c), there are no subscriptions, options, warrants, or calls relating to any shares of Borrower's Subsidiaries' capital Stock, including any right of conversion or exchange under any outstanding security or other instrument. Neither Borrower nor any of its Subsidiaries is subject to any obligation (contingent or otherwise) to repurchase or otherwise acquire or retire any shares of Borrowers' Subsidiaries' capital Stock or any security convertible into or exchangeable for any such capital Stock.

5.9.     Due Authorization; No Conflict.

(a) The execution, delivery, and performance by Borrower of this Agreement and the Loan Documents to which it is a party have been duly authorized by all necessary action on the part of Borrower.

(b) The execution, delivery, and performance by Borrower of this Agreement and the Loan Documents to which it is a party do not and will not (i) violate any provision of federal, state, or local law or regulation applicable to Borrower, the Governing Documents of Borrower, or any order, judgment, or decree of any court or other Governmental Authority binding on Borrower, (ii) conflict with, result in a breach of, or constitute (with due notice or lapse of time or both) a default under any material contractual obligation of Borrower, including, without limitation, the Indenture or the Indenture Security Agreement, (iii) result in or require the creation or imposition of any Lien of any nature whatsoever upon any properties or assets of Borrower, other than Permitted Liens, or (iv) require any approval of Borrower's equity or interest holders or any approval or consent of any Person under any material contractual obligation of Borrower, other than the execution by the Indenture Trustee of the Intercreditor Agreement.

(c) Other than the filing of financing statements and the execution by the Indenture Trustee of the Intercreditor Agreement, the execution, delivery, and performance by Borrower of this Agreement and the Loan Documents to which Borrower is a party do not and will not require any registration with, consent, or approval of, or notice to, or other action with or by, any Governmental Authority or other Person.

(d) This Agreement and the other Loan Documents to which Borrower is a party, and all other documents contemplated hereby and thereby, when executed and delivered by Borrower will be the legally valid and binding obligations of Borrower, enforceable against Borrower in accordance with their respective terms, except as enforcement may be limited by equitable principles or by bankruptcy, insolvency, reorganization, moratorium, or similar laws relating to or limiting creditors' rights generally.

(e) The Lender's Liens are validly created, perfected, and first priority Liens, subject only to Permitted Liens.

(f) The execution, delivery, and performance by each Guarantor of the Loan Documents to which it is a party have been duly authorized by all necessary action on the part of such Guarantor.

(g) The execution, delivery, and performance by each Guarantor of the Loan Documents to which it is a party do not and will not (i) violate any provision of federal, state, or local law or regulation applicable to such Guarantor, the Governing Documents of such Guarantor, or any order, judgment, or decree of any court or other Governmental Authority binding on such Guarantor, (ii) conflict with, result in a breach of, or constitute (with due notice or lapse of time or both) a default under any material contractual obligation of such Guarantor,
(iii) result in or require the creation or imposition of any Lien of any nature whatsoever upon any properties or assets of such Guarantor, other than Permitted Liens, or (iv) require any approval of such Guarantor's interestholders or any approval or consent of any Person under any material contractual obligation of such Guarantor, other than the execution by the Indenture Trustee of the Intercreditor Agreement.

(h) Other than the filing of financing statements and the execution by the Indenture Trustee of the Intercreditor Agreement, the execution, delivery, and performance by each Guarantor of the Loan Documents to which such Guarantor is a party do not and will not require any registration with, consent, or approval of, or notice to, or other action with or by, any Governmental Authority or other Person.

(i) The Loan Documents to which each Guarantor is a party, and all other documents contemplated hereby and thereby, when executed and delivered by such Guarantor will be the legally valid and binding obligations of such Guarantor, enforceable against such Guarantor in accordance with their respective terms, except as enforcement may be limited by equitable principles or by bankruptcy, insolvency, reorganization, moratorium, or similar laws relating to or limiting creditors' rights generally.

5.10. Litigation. Other than those matters disclosed on Schedule 5.10, there are no actions, suits, or proceedings pending or, to the best knowledge of Borrower, threatened against Borrower, or any of its Subsidiaries, as applicable, except for (a) matters that are fully covered by insurance (subject to customary deductibles), and (b) matters arising after the Closing Date that reasonably could not be expected to result in a Material Adverse Change.

5.11. No Material Adverse Change. All financial statements relating to Borrower and its Subsidiaries that have been delivered by Borrower to Lender have been prepared in accordance with GAAP (except, in the case of unaudited financial statements, for the lack of footnotes and being subject to year-end audit adjustments) and present fairly in all material respects, Borrower's and its Subsidiaries financial condition as of the date thereof and results of operations for the period then ended. There has not been a Material Adverse Change with respect to either Borrower and its Subsidiaries taken as a whole or the Loan Parties taken as a whole since the date of the latest financial statements submitted to Lender on or before the Closing Date, except as expressly set forth in Section 3.3(d).

5.12.    Fraudulent Transfer.

(a)      Borrower and each Guarantor is Solvent.

(b) No transfer of property is being made by Borrower or any Guarantor and no obligation is being incurred by Borrower or any Guarantor in connection with the transactions contemplated by this Agreement or the other Loan Documents with the intent to hinder, delay, or defraud either present or future creditors of Borrower or any Guarantor.

5.13. Employee Benefits. None of Borrower, any of its Subsidiaries, or any of their ERISA Affiliates (i) maintains or contributes to any Benefit Plan or Multiemployer Plan, (ii) has maintained or contributed to any Benefit Plan or Multiemployer Plan during the prior six years, (iii) except as required by
Section 4980B of the IRC, maintains an employee welfare benefit plan (as defined in Section 3(1) of ERISA) which provides health or welfare benefits (through the purchase of insurance or otherwise) for any retired or former employee of Borrower or any of its ERISA Affiliates or coverage after a participant's termination of employment, or (iv) has incurred any liability or obligation under the Worker Adjustment and Retraining Notification Act ("WARN") or similar state law, which remains unpaid or unsatisfied.

5.14. Environmental Condition. Except as set forth on Schedule 5.14, (a) to Borrower's knowledge, none of Borrower's or its Subsidiaries assets has ever been used by Borrower or its Subsidiaries or by previous owners or operators in the disposal of, or to produce, store, handle, treat, release, or transport, any Hazardous Materials, where such production, storage, handling, treatment, release or transport was in violation, in any material respect, of applicable Environmental Law, (b) to Borrower's knowledge, none of Borrower's or its Subsidiaries properties or assets has ever been designated or identified in any manner pursuant to any environmental protection statute as a Hazardous Materials disposal site, (c) neither Borrower nor its Subsidiaries has received notice that a Lien arising under any Environmental Law has attached to any revenues or to any Real Property owned or operated by Borrower or its Subsidiaries, and (d) neither Borrower nor its Subsidiaries has received a summons, citation, notice, or directive from the Environmental Protection Agency or any other federal or state governmental agency concerning any action or omission by Borrower or its Subsidiaries resulting in the releasing or disposing of Hazardous Materials into the environment.

5.15. Brokerage Fees. Borrower has not utilized the services of any broker or finder in connection with Borrower's obtaining financing from Lender under this Agreement, and no brokerage commission or finders fee is payable by Borrower in connection herewith.

5.16. Intellectual Property. Borrower and Guarantors own, or hold licenses in, all trademarks, trade names, copyrights, patents, patent rights, and licenses that are necessary to the conduct of their business as currently conducted. Attached hereto as Schedule 5.16 is a true, correct, and complete listing of all material patents, patent applications, registered trademarks, trademark applications, and copyright registrations as to which Borrower or any Guarantor is the owner or is an exclusive licensee.

5.17. Leases. Borrower and Guarantors enjoy peaceful and undisturbed possession under all leases material to the business of Borrower and Guarantors and to which Borrower or any Guarantor is a party or under which it is operating. All of such leases are valid and subsisting and no material default by Borrower or any Guarantor exists under any of them.

5.18. DDAs. Set forth on Schedule 5.18 are all of Borrower's and the Guarantors' DDAs as of the Closing Date, including, with respect to each depository (i) the name and address of such depository, and (ii) the account numbers of the accounts maintained with such depository.

5.19. Complete Disclosure. All factual information (taken as a whole) furnished by or on behalf of Borrower or any Guarantor in writing to Lender (including all information contained in the Schedules hereto or in the other Loan Documents) for purposes of or in connection with this Agreement, the other Loan Documents, or any transaction contemplated herein or therein is, and all other such factual information (taken as a whole) hereafter furnished by or on behalf of Borrower or any Guarantor in writing to Lender will be, true and accurate, in all material respects, on the date as of which such information is dated or certified and not incomplete by omitting to state any fact necessary to make such information (taken as a whole) not misleading in any material respect at such time in light of the circumstances under which such information was provided. On the Closing Date, the Closing Date Projections set forth in the Closing Date Business Plan represent, and as of the date on which any other Projections are delivered to Lender, such additional Projections represent Borrower's good faith best estimate of its future performance for the periods covered thereby.

5.20. Indebtedness. Set forth on Schedule 5.20 is a true and complete list of all Indebtedness of Borrower and its Subsidiaries outstanding immediately prior to the Closing Date that is to remain outstanding after the Closing Date and such Schedule accurately reflects the aggregate principal amount of such Indebtedness. Prior to the date hereof, no Net Cash Proceeds from Asset Sales have been applied to permanently reduce Indebtedness under any Senior Credit Facility pursuant to the terms of Section 1016 of the Indenture (each capitalized term in this sentence having the meaning assigned to it in the Indenture).

5.21. FCC Matters. Borrower and each of its Subsidiaries has duly and timely filed all filings which are required to be filed by it under the Communications Act, and is in all respects in compliance with the Communications Act, including, without limitation, Section 310 thereof, and the rules and regulations of the FCC relating thereto (the "FCC Rules"). SAH-Northeast is qualified to control, and each of the License Subsidiary and SAH Acquisition is qualified to be, a broadcast licensee under the Communications Act and the FCC Rules. Schedule 5.21 lists all of the FCC Licenses and all other permits, authorizations and licenses of any Governmental Authorities granted or assigned, or to be granted or assigned, to Borrower and its Subsidiaries in connection with the operation of the television stations owned by Borrower and its Subsidiaries (collectively, the "Licenses"), and such Licenses are the only authorizations, licenses and permits necessary for or used in the conduct of the businesses of Borrower and its Subsidiaries as of the Closing Date. All of such Licenses are issued in the name of, or have been validly assigned to, the License Subsidiary or SAH Acquisition, as the case may be, and are validly issued and in full force and effect, and Borrower and its Subsidiaries have fulfilled and performed all of their obligations with respect thereto and have full power and authority to operate thereunder, and all consents to the assignment of the Licenses or the transfer of control of the television stations which are owned by Borrower and its Subsidiaries on the Closing Date, have been approved by the FCC.

5.22. Digital Television. The FCC Licenses include construction permits and other authorizations necessary to permit the construction of a DTV station in each of the markets where Borrower or any of its Subsidiaries currently operate television stations (the "Digital Facilities"). Borrower has disclosed its construction plans and budgets for the Digital Facilities to Lender, and to Borrower's knowledge there is no fact or circumstance that might prevent construction and operation of the Digital Facilities in accordance with the deadlines established by the FCC or that may cause the conversion of Borrower's television stations to DTV operation to result in a Material Adverse Change.

6.       AFFIRMATIVE COVENANTS.

                  Borrower covenants and agrees that, so long as any credit hereunder shall be available and until full and final payment of the Obligations, Borrower shall and shall cause each of its Subsidiaries to do all of the following:

6.1. Accounting System. Maintain a system of accounting that enables Borrower to produce financial statements in accordance with GAAP and maintain records pertaining to the Collateral that contain information as from time to time reasonably may be requested by Lender. Borrower and its Subsidiaries also shall keep an inventory reporting system that shows all additions, sales, claims, returns, and allowances with respect to the Inventory.

6.2.     Collateral Reporting.  Provide Lender with the following documents at the following times in form satisfactory to Lender: Monthly (not later than the 10th day of each

(a) a detailed  calculation of the Borrowing Base, month)

(b) a detailed "stretch pay report" with respect to the Accounts,

(c) a summary aging, by vendor, of Borrower's and its Subsidiaries' accounts payable and any book overdraft,

(d) a summary, by category, of Borrower's Inventory specifying Borrower's cost and the wholesale market value of such Inventory,

Quarterly

(e) a report regarding Borrower's and its Subsidiaries' accrued, but unpaid, ad valorem taxes,

Upon request by Lender

(f) copies of invoices in connection with the Accounts, credit memos, remittance advices, deposit slips, shipping and delivery documents in connection with the Accounts and, for Inventory and Equipment acquired by Borrower and its Subsidiaries, purchase orders and invoices,

(g) a report regarding Borrower's and its Subsidiaries' accrued, but unpaid, ad valorem taxes, and

(h) such other reports as to any of the Total Collateral or the financial condition of Borrower or any of its Subsidiaries, as Lender may request.

6.3.     Financial Statements, Reports, Certificates.  Deliver to Lender:

(a) as soon as available, but in any event within 30 days (45 days in the case of a month that is the end of one of the first 3 fiscal quarters in a fiscal year) after the end of each month during each of Borrower's fiscal years,

(i) a company prepared consolidated balance sheet and income statement covering Borrower's and its Subsidiaries' operations during such period,

(ii) a certificate signed by the chief financial officer of Borrower to the effect that:

(A) the financial statements delivered hereunder have been prepared in accordance with GAAP (except for the lack of footnotes and being subject to year-end audit adjustments) and fairly present in all material respects the financial condition of Borrower and its Subsidiaries,

(B) the representations and warranties of Borrower contained in this Agreement and the other Loan Documents are true and correct in all material respects on and as of the date of such certificate, as though made on and as of such date (except to the extent that such representations and warranties relate solely to an earlier date), and

(C) there does not exist any condition or event that constitutes a Default or Event of Default (or, to the extent of any non-compliance, describing such non-compliance as to which he or she may have knowledge and what action Borrower has taken, is taking, or proposes to take with respect thereto), and

(iii) a Compliance Certificate demonstrating, in reasonable detail, compliance at the end of such period with the financial covenant contained in Section 7.20, and

(b) as soon as available, but in any event within 120 days after the end of each of Borrower's fiscal years,

(i) financial statements of Borrower and its Subsidiaries for each such fiscal year, audited by independent certified public accountants reasonably acceptable to Lender and certified, without any qualifications, by such accountants to have been prepared in accordance with GAAP (such audited financial statements to include a balance sheet, income statement, and statement of cash flow and, if prepared, such accountants' letter to management),

(ii) a certificate of such accountants addressed to Lender stating that such accountants do not have knowledge of the existence of any Default or Event of Default under Section 7.20,

(c) as soon as available, but in any event within 45 days after the start of each of Borrower's fiscal years,

(i) copies of Borrower's Projections, in form and substance (including as to scope and underlying assumptions) satisfactory to Lender, in its sole discretion, for the forthcoming fiscal year, month by month, certified by the chief financial officer of Borrower as being such officer's good faith best estimate of the financial performance of Borrower during the period covered thereby,

(d)      if and when filed by Borrower,

(i) Form 10-Q quarterly reports, Form 10-K annual reports, and Form 8-K current reports,

(ii)     any other filings made by Borrower with the SEC,

(iii) copies of Borrower's federal income tax returns, and any amendments thereto, filed with the Internal Revenue Service, and

(iv) any other information that is provided by Borrower to its shareholders generally,

(e) if and when filed by Borrower or any of its Subsidiaries and as requested by Lender, satisfactory evidence of payment of applicable excise taxes in each jurisdictions in which (i) Borrower or any of its Subsidiaries conducts business or is required to pay any such excise tax, (ii) where Borrower's or such Subsidiary's failure to pay any such applicable excise tax would result in a Lien on the properties or assets of Borrower or any of its Subsidiaries, or
(iii) where Borrower's or such Subsidiary's failure to pay any such applicable excise tax reasonably could be expected to result in a Material Adverse Change,

(f) as soon as Borrower has knowledge of any event or condition that constitutes a Default or an Event of Default or a Material Adverse Change, notice thereof and a statement of the curative action that Borrower proposes to take with respect thereto,

(g) upon the request of Lender, an updated Schedule of all of Borrower's DDAs pursuant to Section 5.18.

(h) as soon as available, but in any event within 45 days after the end of each fiscal quarter during each of Borrower's fiscal years, a statement of cash flow covering Borrower's and its Subsidiaries' operations during such period, and

(i) upon the request of Lender, any other report reasonably requested relating to the financial condition of Borrower.

                  In addition to the financial statements referred to above, Borrower agrees to deliver financial statements prepared on both a consolidated and consolidating basis and agrees that no Subsidiary of Borrower will have a fiscal year different from that of Borrower. Borrower agrees that its independent certified public accountants are authorized to communicate with Lender and to release to Lender whatever financial information concerning Borrower Lender reasonably may request. Borrower waives the right to assert a confidential relationship, if any, it may have with any accounting firm or service bureau in connection with any information requested by Lender pursuant to or in accordance with this Agreement, and agrees that Lender may contact directly any such accounting firm or service bureau in order to obtain such information.

6.4. Commercial Tort Claims; Organizational ID Number. Immediately upon obtaining any commercial tort claim, deliver an updated Schedule 5.2 and the other documents required under Section 4.4. Immediately upon obtaining an organizational identification number (to the extent the Borrower has not been issued such number on or prior to the Closing Date), notify Lender in writing and deliver an updated Schedule 5.7.

6.5. Return. Cause returns and allowances, as between Borrower and its Account Debtors, to be on the same basis and in accordance with the usual customary practices of Borrower.

6.6. Maintenance of Properties. Maintain and preserve all of its properties which are necessary and useful to its business in good working order and condition, ordinary wear and tear excepted, and comply at all times with the provisions of all leases to which it is a party as lessee so as to prevent any loss or forfeiture thereof or thereunder, except to the extent that such losses or forfeitures would not result in a Material Adverse Change.

6.7. Taxes. Cause all assessments and taxes, whether real, personal, or otherwise, due or payable by, or imposed, levied, or assessed against Borrower, any Subsidiary of Borrower or any of the assets of Borrower or any of its Subsidiaries to be paid in full, before delinquency or before the expiration of any extension period, except to the extent that the validity of such assessment or tax shall be the subject of a Permitted Protest. Borrower and its Subsidiaries will make timely payment or deposit of all tax payments and withholding taxes required of it by applicable laws, including those laws concerning F.I.C.A., F.U.T.A., state disability, and local, state, and federal income taxes, except to the extent subject to a Permitted Protest, and will, upon request, furnish Lender with proof satisfactory to Lender indicating that Borrower and its Subsidiaries have made such payments or deposits. Borrower shall deliver satisfactory evidence of payment of applicable excise taxes in each jurisdictions in which Borrower or any of its Subsidiaries is required to pay any such excise tax.

6.8.     Insurance.

(a) At Borrower's or its Subsidiaries' expense, maintain insurance respecting its assets wherever located, covering loss or damage by fire, theft, explosion, and all other hazards and risks as ordinarily are insured against by other Persons engaged in the same or similar businesses. Borrower and its Subsidiaries also shall maintain business interruption, public liability, and product liability insurance, as well as insurance against larceny, embezzlement, and criminal misappropriation. All such policies of insurance shall be in such amounts and with such insurance companies as are reasonably satisfactory to Lender. Borrower shall deliver copies of all such policies to Lender with a satisfactory lender's loss payable endorsement naming Lender as sole loss payee or additional insured, as appropriate. Each policy of insurance or endorsement shall contain a clause requiring the insurer to give not less than 30 days prior written notice to Lender in the event of cancellation of the policy for any reason whatsoever.

(b) Borrower shall give Lender prompt notice of any loss covered by such insurance. Any monies received as payment for any loss under any insurance policy mentioned above (other than liability insurance policies) or as payment of any award or compensation for condemnation or taking by eminent domain, shall be paid over to Lender to be applied at the option of Lender either to the prepayment of the Obligations or shall be disbursed to Borrower or the applicable Subsidiary of the Borrower under staged payment terms reasonably satisfactory to Lender for application to the cost of repairs, replacements, or restorations. Any such repairs, replacements, or restorations shall be effected with reasonable promptness and shall be of a value at least equal to the value of the items of property destroyed prior to such damage or destruction.

(c) Neither Borrower nor any of its Subsidiaries will take out separate insurance concurrent in form or contributing in the event of loss with that required to be maintained under this Section 6.8, unless Lender is included thereon as named insured with the loss payable to Lender under a lender's loss payable endorsement or its equivalent. Borrower immediately shall notify Lender whenever such separate insurance is taken out, specifying the insurer thereunder and full particulars as to the policies evidencing the same, and copies of such policies promptly shall be provided to Lender.

6.9. Location of Inventory and Equipment. Keep the Inventory and Equipment only at the locations identified on Schedule 5.5; provided, however, that Borrower may amend Schedule 5.5 so long as such amendment occurs by written notice to Lender not less than 15 days prior to the date on which Inventory or Equipment is moved to such new location, so long as such new location is within the continental United States, and so long as, at the time of such written notification, Borrower provides any financing statements or fixture filings necessary to perfect and continue perfected the Lender's Liens on such assets and also provides to Lender a Collateral Access Agreement.

6.10. Compliance with Laws. Comply with the requirements of all applicable laws, rules, regulations, and orders of any Governmental Authority, including the Fair Labor Standards Act and the Americans With Disabilities Act, other than laws, rules, regulations, and orders the non-compliance with which, individually or in the aggregate, would not result in and reasonably could not be expected to result in a Material Adverse Change.

6.11. Leases. Pay when due all rents and other amounts payable under any leases to which Borrower or any of Borrower's
Subsidiaries is a party or by which Borrower's or any of its Subsidiary's properties and assets are bound, unless such payments are the subject of a Permitted Protest.

6.12. Brokerage Commissions. Pay any and all brokerage commission or finders fees incurred in connection with or as a result of Borrower's obtaining financing from Lender under this Agreement. Borrower agrees and acknowledges that payment of all such brokerage commissions or finders fees shall be the sole responsibility of Borrower, and Borrower agrees to indemnify, defend, and hold Lender harmless from and against any claim of any broker or finder arising out of Borrower's obtaining financing from Lender under this Agreement.

6.13. Existence. At all times preserve and keep in full force and effect Borrower's and each of its Subsidiaries' valid existence and good standing and any rights and franchises material to Borrower's and its Subsidiaries' businesses.

6.14.    Environmental.

(a) Comply in all material respects with, and ensure compliance in all material respects by all tenants and subtenants, if any, with, all applicable Environmental Laws, and obtain and comply in all material respects with and maintain, and ensure that all tenants and subtenants obtain and comply in all material respects with and maintain, any and all licenses, approvals, notifications, registrations or permits required by applicable Environmental Laws.

(b) Conduct and complete all investigations, studies, sampling and testing, and all remedial, removal and other actions required under Environmental Laws and promptly comply in all material respects with all lawful orders and directives of all Governmental Authorities regarding Environmental Laws.

(c) At the request of the Lender, as soon as practicable, but in any event not later than 60 days after any such request, deliver to the Lender an environmental audit with respect to the properties of the Borrower and its Subsidiaries specified by the Lender.

6.15. Disclosure Updates. Promptly and in no event later than 5 Business Days after obtaining knowledge thereof, (a) notify Lender if any written information, exhibit, or report furnished to Lender contained any untrue statement of a material fact or omitted to state any material fact necessary to make the statements contained therein not misleading in light of the circumstances in which made, and (b) correct any defect or error that may be discovered therein or in any Loan Document or in the execution, acknowledgement, filing, or recordation thereof.

6.16. FCC Licenses. (a) With respect to any FCC License acquired after the Closing Date by Borrower or any Guarantor (other than the License Subsidiary), promptly transfer such FCC License to the License Subsidiary.

(b) Provide Lender promptly upon their becoming available, and in any event within five (5) days after the receipt of filing thereof by the Borrower, with copies of (i) any periodic or special reports filed by the Borrower with the FCC, if such reports indicate any Material Adverse Change or if copies thereof are requested by the Lender and (ii) any material notices and other material communications from the FCC which specifically relate to the Borrower or any FCC License.

7.       NEGATIVE COVENANTS.

                  Borrower covenants and agrees that, so long as any credit hereunder shall be available and until full and final payment of the Obligations, Borrower will not and will not permit any of its Subsidiaries to do any of the following:

7.1. Indebtedness. Create, incur, assume, permit, guarantee, or otherwise become or remain, directly or indirectly, liable with respect to any Indebtedness, except:

(a) Indebtedness evidenced by this Agreement and the other Loan Documents,

(b) Indebtedness evidenced by the Senior Secured Notes and the other Indebtedness set forth on Schedule 5.20,

(c) Permitted Purchase Money Indebtedness,

(d) refinancings, renewals, or extensions of Indebtedness permitted under clauses (b) and (c) of this Section 7.1 (and continuance or renewal of any Permitted Liens associated therewith) so long as: (i) the terms and conditions of such refinancings, renewals, or extensions do not, in Lender's judgment, materially impair the prospects of repayment of the Obligations by Borrower or any of its Subsidiaries or materially impair Borrower's or such Subsidiary's creditworthiness, (ii) such refinancings, renewals, or extensions do not result in an increase in the principal amount of, or interest rate with respect to, the Indebtedness so refinanced, renewed, or extended, (iii) such refinancings, renewals, or extensions do not result in a shortening of the average weighted maturity of the Indebtedness so refinanced, renewed, or extended, nor are they on terms or conditions that, taken as a whole, are materially more burdensome or restrictive to Borrower or any of its Subsidiaries, and (iv) if the Indebtedness that is refinanced, renewed, or extended was subordinated in right of payment to the Obligations, then the terms and conditions of the refinancing, renewal, or extension Indebtedness must include subordination terms and conditions that are at least as favorable to Lender as those that were applicable to the refinanced, renewed, or extended Indebtedness,

(e) Indebtedness between Borrower and any wholly-owned Guarantor if evidenced by a promissory note that is immediately delivered to the Lender, and

(f) Guaranties permitted under Section 7.6.

7.2. Liens. Create, incur, assume, or permit to exist, directly or indirectly, any Lien on or with respect to any of its assets, of any kind, whether now owned or hereafter acquired, or any income or profits therefrom, except for Permitted Liens (including Liens that are replacements of Permitted Liens to the extent that the original Indebtedness is refinanced, renewed, or extended under Section 7.1(d) and so long as the replacement Liens only encumber those assets that secured the refinanced, renewed, or extended Indebtedness).

7.3.     Restrictions on Fundamental Changes.

(a) Enter into any merger, consolidation, reorganization, or recapitalization, or reclassify its Stock. Notwithstanding the foregoing, during the absence of a continuing Event of Default, the Lender agrees that it shall not unreasonably withhold its consent to a merger or consolidation of SAH License II, Inc., SAH-Houston or Collector's Edge of Tennessee, Inc. with or into another Loan Party so long as such other Loan Party is the surviving entity of such merger or consolidation and the Lender is satisfied that no Material Adverse Change will result therefrom.

(b) Liquidate, wind up, or dissolve itself (or suffer any liquidation or dissolution).

(c) Other than Permitted Dispositions described in clause (e) of the definition thereof, convey, sell, lease, license, assign, transfer, or otherwise dispose of, in one transaction or a series of transactions, all or any substantial part of its assets.

7.4. Disposal of Assets. Other than Permitted Dispositions, convey, sell, lease, license, assign, transfer, or otherwise dispose of any of the assets of the Borrower or any of its Subsidiaries.

7.5. Change Name. Change Borrower's or any of its Subsidiaries' name, FEIN, organizational identification number, state of incorporation, corporate structure, or identity, or add any new fictitious name; provided, however, that Borrower or such Subsidiary may change its name upon at least 15 days prior written notice to Lender of such change and so long as, at the time of such written notification, Borrower or such Subsidiary provides any financing statements or fixture filings necessary to perfect and continue perfected the Lender's Liens.

7.6. Guarantee. Guarantee or otherwise become in any way liable with respect to the obligations of any third Person except by endorsement of instruments or items of payment for deposit to the account of Borrower or any of its Subsidiaries or which are transmitted or turned over to Lender.

7.7.     Nature of Business.

(a) Make any change in the principal nature of its business.


(b) With respect to the License Subsidiary, other than pursuant to the Loan Documents, incur any Indebtedness or material obligation or liability or engage in any business or activity other than owning the FCC Licenses owned or to be owned by the License Subsidiary.

7.8.     Prepayments and Amendments.

(a) Except in connection with a refinancing permitted by Section 7.1(d), prepay, redeem, defease, purchase, or otherwise acquire any Indebtedness of Borrower or of any Subsidiary of the Borrower, other than (i) the Obligations in accordance with this Agreement, and (ii) the Indebtedness evidenced by the Senior Secured Notes but solely with the proceeds of the sale of any assets in which the Indenture Trustee has a first priority Lien and only to the extent such Lien constitutes a Permitted Lien.

(b) Except in connection with a refinancing permitted by Section 7.1(d), directly or indirectly, amend, modify, alter, increase, or change any of the terms or conditions of any agreement, instrument, document, indenture, or other writing evidencing or concerning Indebtedness permitted under Sections 7.1(b), including, without limitation, the Indenture.

7.9. Change of Control. Cause, permit, or suffer, directly or indirectly, any Change of Control.

7.10. Consignments. Consign any Inventory or sell any Inventory on bill and hold, sale or return, sale on approval, or other conditional terms of sale.

7.11. Distributions. Make any distribution or declare or pay any dividends (in cash or other property, other than common Stock) on, or purchase, acquire, redeem, or retire any of Borrower's Stock, of any class, whether now or hereafter outstanding (collectively, "Distributions"), other than (a) Distributions not exceeding $10,000 in the aggregate in any fiscal year, and (b) during the absence of a continuing Event of Default, and solely for the purpose of redeeming shares of Borrower's Class A Preferred Stock, distributions not exceeding $175,000 in the aggregate.

7.12. Accounting Methods. Modify or change its method of accounting (other than as may be required to conform to GAAP) or enter into, modify, or terminate any agreement currently existing, or at any time hereafter entered into with any third party accounting firm or service bureau for the preparation or storage of Borrower's or any of its Subsidiaries' accounting records without said accounting firm or service bureau agreeing to provide Lender information regarding the Collateral or Borrower's or such Subsidiaries' financial condition.

7.13. Investments. Directly or indirectly make or acquire any Investment or incur any liabilities (including contingent obligations) for or in connection with any Investment (including, without limitation, by forming, organizing or acquiring any Subsidiary), except for Permitted Investments; provided, however, that Borrower and its Subsidiaries shall not have Permitted Investments described in clauses (a) of the definition thereof in excess of $250,000 outstanding at any one time unless Borrower or such Subsidiary and the applicable securities intermediary or bank have entered into Control Agreements governing such Permitted Investments, as Lender shall determine in its Permitted Discretion, to perfect (and further establish) the Lender's Liens in such Permitted Investments.

7.14. Transactions with Affiliates. Directly or indirectly enter into or permit to exist any transaction with any Affiliate of Borrower or any of its Subsidiaries except for transactions that are in the ordinary course of Borrower's or such Subsidiary's business, upon fair and reasonable terms, that are fully disclosed to Lender, and that are no less favorable to Borrower or such Subsidiary than would be obtained in an arm's length transaction with a non-Affiliate.

7.15. Suspension. Without the prior written consent of Lender, suspend or go out of a substantial portion of its business.

7.16. Intentionally Omitted

7.17. Use of Proceeds. Use the proceeds of the Advances for any purpose other than (a) on the Closing Date to pay transactional fees, costs, and expenses incurred in connection with this Agreement, the other Loan Documents, and the transactions contemplated hereby and thereby, and (b) thereafter, consistent with the terms and conditions hereof, for its lawful and permitted purposes, provided that in no event shall the proceeds of the Advances be (i) paid to, or used for the benefit of, any Subsidiary of the Borrower other than a Guarantor or (ii) used to acquire, protect or improve any assets other than Collateral.

7.18. Change in Location of Chief Executive Office; Inventory and Equipment with Bailees. Relocate its chief executive office to a new location without providing 15 days prior written notification thereof to Lender and so long as, at the time of such written notification, Borrower or such Subsidiary provides any financing statements or fixture filings necessary to perfect and continue perfected the Lender's Liens and also provides to Lender a Collateral Access Agreement with respect to such new location. The Inventory and, to the extent constituting Collateral, Equipment shall not at any time now or hereafter be stored with a bailee, warehouseman, or similar party without Lender's prior written consent.

7.19. Securities Accounts. Establish or maintain any Securities Account unless Lender shall have received a Control Agreement in respect of such Securities Account. Borrower shall not transfer assets out of any Securities Account; provided, however, that, so long as no Event of Default has occurred and is continuing or would result therefrom, Borrower and its Subsidiaries may use such assets (and the proceeds thereof) to the extent not prohibited by this Agreement.

7.20. Financial Covenant. (a) Fail to maintain Cash Equivalents constituting proceeds of the Loans or proceeds of Collateral with a market value of at least $3,000,000 in a Securities Account subject to a Control Agreement with the Lender at any time that the outstanding obligations exceed $10,000,000.

(b) Permit more than two weeks' operating cash (consistent with historical practice) to remain on deposit in any bank account or other account other than a Securities Account subject to a Control Agreement with Lender.

(c) Fail to maintain an EBITDA, measured on a fiscal quarter-end basis, of at least the required amount set forth in the table below for the applicable period set forth opposite thereto;

  Required Amount                             Applicable Period

   ($3,000,000)                 For the fiscal quarter ending September 30, 2001

    $3,450,000                  For the fiscal quarter ending December 31, 2001

    $2,000,000                  For the fiscal quarter ending March 31, 2002

    $3,250,000                  For the fiscal quarter ending June 30, 2002

For each fiscal quarter ending after June 30, 2002, as follows: Upon receipt of the Projections required to be delivered to Lender pursuant to Section 6.3(c) for such period, Borrower and Lender shall negotiate in good faith to determine the minimum EBITDA as of the end of each fiscal quarter covered by such Projections and, in the event that (x) Borrower and Lender are unable to agree upon the amount of such minimum EBITDA on or before the date that is 30 days after the date that Lender has received such Projections, or (y) Borrower has failed to deliver the Projections in accordance with Section 6.3(c), EBITDA for each fiscal quarter covered by such Projections shall not be less than $3,250,000.

8.       EVENTS OF DEFAULT.

                  Any one or more of the following events shall constitute an event of default (each, an "Event of Default") under this Agreement:

                  8.1. If Borrower fails to pay when due and payable, or when declared due and payable, all or any portion of the Obligations (whether of principal, interest (including any interest which, but for the provisions of the Bankruptcy Code, would have accrued on such amounts), fees and charges due Lender, reimbursement of Lender Expenses, or other amounts constituting Obligations);

                  8.2. If (a) Borrower fails to perform, keep, or observe, or fails to cause any of its Subsidiaries to perform, keep or observe, any term, provision, condition, covenant, or agreement contained in Section 6.1, 6.9, 6.10, 6.11 or 6.15 of this Agreement and such failure continues unremedied for 10 days, (b) Borrower fails to perform, keep or observe, or fails to cause any of its Subsidiaries to perform, keep or observe, any term, provision, condition, covenant, or agreement contained in Section 6.2 or 6.3 of this Agreement and such failure continues for 5 days, provided, that, in the case of any such failure with respect to Section 6.2, such 5-day grace period shall apply (i) only up to three times during any 12-month period (it being understood and agreed that after three defaults under Section 6.2 during any 12-month period, any further default during such period shall constitute an immediate Event of Default, without any grace period), and (ii) only in relation to Defaults directly caused by the failure of third Persons to provide required information or reporting, and not in relation to Defaults caused by Borrower or its Subsidiaries, or (c) if any Loan Party fails to perform, keep, or observe any other term, provision, condition, covenant, or agreement contained in this Agreement or in any of the other Loan Documents;

                  8.3. If any material portion of Borrower's or any of its Subsidiaries' assets is attached, seized, subjected to a writ or distress warrant, levied upon, or comes into the possession of any third Person (other than pursuant to a Permitted Disposition);

                  8.4. If an Insolvency Proceeding is commenced by Borrower or any of its Subsidiaries;

                  8.5. If an Insolvency Proceeding is commenced against Borrower, or any of its Subsidiaries, and any of the following events occur: (a) Borrower or the Subsidiary consents to the institution of such Insolvency Proceeding against it, (b) the petition commencing the Insolvency Proceeding is not timely controverted, (c) the petition commencing the Insolvency Proceeding is not dismissed within 45 calendar days of the date of the filing thereof; provided, however, that, during the pendency of such period, Lender shall be relieved of its obligations to extend credit hereunder, (d) an interim trustee is appointed to take possession of all or any substantial portion of the properties or assets of, or to operate all or any substantial portion of the business of, Borrower or any of its Subsidiaries, or (e) an order for relief shall have been entered therein;

                  8.6. If Borrower or any of its Subsidiaries is enjoined, restrained, or in any way prevented by court order from continuing to conduct all or any material part of its business affairs;

                  8.7. If a notice of Lien, levy, or assessment is filed of record with respect to any of Borrower's or any of its Subsidiaries' assets by the United States, or any department, agency, or instrumentality thereof, or by any state, county, municipal, or governmental agency, or other Governmental Authority, or if any taxes or debts owing at any time hereafter to any one or more of such entities becomes a Lien, whether choate or otherwise, upon any of Borrower's or any of its Subsidiaries' assets, in each case in excess of $100,000, and the same is not paid before such payment is delinquent or subject to a Permitted Protest;

                  8.8. If a judgment or other claim in excess of $100,000 becomes a Lien or encumbrance upon any material portion of Borrower's or any of its Subsidiaries' assets;

                  8.9. If there is a default by Borrower or any of its Subsidiaries in any material agreement (including, without limitation, the Indenture, the Indenture Security Agreement and the Senior Secured Notes) to which Borrower or any of its Subsidiaries is a party and such default (a) occurs at the final maturity of the obligations thereunder, or (b) results in a right by the other party thereto, irrespective of whether exercised, to accelerate the maturity of Borrower's or its Subsidiaries' obligations thereunder, to terminate such agreement, or to refuse to renew such agreement pursuant to an automatic renewal right therein;

                  8.10. If Borrower or any of its Subsidiaries makes any payment on account of Indebtedness that has been contractually subordinated in right of payment to the payment of the Obligations, except to the extent such payment is permitted by the terms of the subordination provisions applicable to such Indebtedness;

                  8.11. If any misstatement or misrepresentation exists in any warranty, representation, statement, or Record made to Lender by Borrower, its Subsidiaries, or any officer, employee, agent, or director of Borrower or any of its Subsidiaries at the time made or deemed made, and Lender, in its reasonable but sole discretion, deems such misstatement or misrepresentation to be material;

                  8.12. If the obligation of any Guarantor under any Guaranty is limited or terminated by operation of law or by any Guarantor thereunder; or

                  8.13. If this Agreement or any other Loan Document that purports to create a Lien, shall, for any reason, fail or cease to create a valid and perfected and, except to the extent permitted by the terms hereof or thereof, first priority Lien on or security interest in any of the Total Collateral covered hereby or thereby; or

                  8.14. Any provision of any Loan Document shall at any time for any reason be declared to be null and void, or the validity or enforceability thereof shall be contested by Borrower or any of its Subsidiaries, or a proceeding shall be commenced by Borrower or any of its Subsidiaries, or by any Governmental Authority having jurisdiction over Borrower or any of its Subsidiaries, seeking to establish the invalidity or unenforceability thereof, or Borrower or any of its Subsidiaries shall deny that Borrower or such Subsidiary has any liability or obligation purported to be created under any Loan Document; or

                  8.15. Any Loan Party shall lose, fail to keep in force, suffer the termination or revocation or nonrenewal of, or terminate, forfeit or suffer a material adverse amendment to, any FCC License owned by it and used in connection with a television station, or any proceeding is commenced against a Loan Party which is reasonably likely to result in such loss, termination, revocation or nonrenewal; provided, however, that no Default shall be deemed to exist under this Section 8.15 due to the nonrenewal of an FCC License if on or prior to such expiration, such FCC License shall have been replaced by another FCC License authorizing substantially the same operations as the expired FCC License.

9.       LENDER'S RIGHTS AND REMEDIES.

9.1. Rights and Remedies. Upon the occurrence, and during the continuation, of an Event of Default, Lender (at its election but without notice of its election and without demand) may do any one or more of the following, all of which are authorized by Borrower:

(a) Declare all Obligations, whether evidenced by this Agreement, by any of the other Loan Documents, or otherwise, immediately due and payable;

(b) Cease advancing money or extending credit to or for the benefit of Borrower under this Agreement, under any of the Loan Documents, or under any other agreement between Borrower and Lender;

(c) Terminate this Agreement and any of the other Loan Documents as to any future liability or obligation of Lender, but without affecting any of the Lender's Liens in the Collateral and without affecting the Obligations;

(d) Settle or adjust disputes and claims directly with Account Debtors for amounts and upon terms which Lender considers advisable, and in such cases, Lender will credit Borrower's Loan Account with only the net amounts received by Lender in payment of such disputed Accounts after deducting all Lender Expenses incurred or expended in connection therewith;

(e) Cause Borrower to hold all returned Inventory in trust for Lender, segregate all returned Inventory from all other assets of Borrower or in Borrower's possession and conspicuously label said returned Inventory as the property of Lender;

(f) Without notice to or demand upon Borrower or any Guarantor, make such payments and do such acts as Lender considers necessary or reasonable to protect its security interests in the Collateral. Borrower agrees to assemble the Collateral if Lender so requires, and to make the Collateral available to Lender at a place that Lender may designate which is reasonably convenient to both parties. Borrower authorizes Lender to enter the premises where the Collateral is located, to take and maintain possession of the Collateral, or any part of it, and to pay, purchase, contest, or compromise any Lien that in Lender's determination appears to conflict with the Lender's Liens and to pay all expenses incurred in connection therewith and to charge Borrower's Loan Account therefor. With respect to any of Borrower's owned or leased premises, Borrower hereby grants Lender a license to enter into possession of such premises and to occupy the same, without charge, in order to exercise any of Lender's rights or remedies provided herein, at law, in equity, or otherwise;

(g) Without notice to Borrower (such notice being expressly waived), and without constituting a retention of any collateral in satisfaction of an obligation (within the meaning of the Code), direct the Credit Card Processor to send to Lender all payments, distributions and other amounts that would otherwise be sent to Borrower, and set off and apply to the Obligations any and all (i) balances and deposits of Borrower held by Lender, or (ii) Indebtedness at any time owing to or for the credit or the account of Borrower held by Lender;

(h) Without notice to Borrower (such notice being expressly waived), and without constituting a retention of any collateral in satisfaction of an obligation (within the meaning of the Code), direct each securities intermediary with respect to a Securities Account to place such Securities Account and all Investment Property credited thereto under the sole dominion and control of Lender and/or to sell all such Investment Property and to send the proceeds thereof, and all other amounts credited to such Securities Account, to Lender;

(i) Hold, as cash collateral, any and all balances and deposits of Borrower held by Lender, to secure the full and final repayment of all of the Obligations;

(j) Ship, reclaim, recover, store, finish, maintain, repair, prepare for sale, advertise for sale, and sell (in the manner provided for herein) the Collateral. Borrower hereby grants to Lender a license or other right to use, without charge, Borrower's labels, patents, copyrights, trade secrets, trade names, trademarks, service marks, and advertising matter, or any property of a similar nature, as it pertains to the Collateral, in completing production of, advertising for sale, and selling any Collateral and Borrower's rights under all licenses and all franchise agreements shall inure to Lender's benefit;

(k) Sell the Collateral at either a public or private sale, or both, by way of one or more contracts or transactions, for cash or on terms, in such manner and at such places (including Borrower's premises) as Lender determines is commercially reasonable. It is not necessary that the Collateral be present at any such sale;

(l) Lender shall give notice of the disposition of the Collateral as follows:

(i) Lender shall give Borrower a notice in writing of the time and place of public sale, or, if the sale is a private sale or some other disposition other than a public sale is to be made of the Collateral, then the time on or after which the private sale or other disposition is to be made; and

(ii) The notice shall be personally delivered or mailed, postage prepaid, to Borrower as provided in Section 12, at least 10 days before the earliest time of disposition set forth in the notice; no notice needs to be given prior to the disposition of any portion of the Collateral that is perishable or threatens to decline speedily in value or that is of a type customarily sold on a recognized market;

(m) Lender may credit bid and purchase at any public sale; and

(n) Lender may seek the appointment of a receiver or keeper to take possession of all or any portion of the Collateral or to operate same and, to the maximum extent permitted by law, may seek the appointment of such a receiver without the requirement of prior notice or a hearing. Borrower further agrees to consent to the appointment of a receiver (selected by Lender) by any court of competent jurisdiction. Such receiver may be instructed to seek from the FCC consent to an involuntary assignment or transfer of control of the FCC Licenses for the purposes of seeking a bona fide purchaser or purchasers of the Specified Stations. Borrower hereby agrees to authorize such involuntary transfer of control upon the request of the receiver so appointed and, if Borrower shall refuse to authorize the transfer, Borrower's approval may be required by the court. The receiver shall have the power to dispose of any or all of the Specified Stations in any manner lawful in the jurisdiction in which such receiver's appointment is confirmed, including the power to conduct a public or private sale of any or all of such Specified Stations; provided, however, that the successful bidder at any such public or private sale shall not acquire any FCC License unless and until the FCC shall first have granted its consent to such acquisition;

(o) Lender shall have all other rights and remedies available at law or in equity or pursuant to any other Loan Document; and

(p) Any deficiency that exists after disposition of the Collateral as provided above will be paid immediately by Borrower. Any excess will be returned, without interest and subject to the rights of third Persons, by Lender to Borrower.

9.2. Remedies Cumulative. The rights and remedies of Lender under this Agreement, the other Loan Documents, and all other agreements shall be cumulative. Lender shall have all other rights and remedies not inconsistent herewith as provided under the Code, by law, or in equity. No exercise by Lender of one right or remedy shall be deemed an election, and no waiver by Lender of any Event of Default shall be deemed a continuing waiver. No delay by Lender shall constitute a waiver, election, or acquiescence by it.

9.3. FCC Matters. Notwithstanding anything herein to the contrary, to the extent this Agreement or any other Loan Document purports to require any Loan Party to grant to Lender a security interest in the FCC Licenses of any Loan Party now owned or hereafter acquired, as the case may be, Lender shall only have a security interest in such FCC Licenses at such times and to the extent that a security interest in such licenses is permitted under applicable law. Notwithstanding anything to the contrary contained herein or in the other Loan Documents, the Lender will not take any action pursuant to this Agreement or any other Loan Document that would constitute or result in any assignment of any FCC License or any change of control of any Loan Party without first obtaining the prior approval of the FCC or any other Governmental Authority, if, under the then existing law, such assignment of any FCC License or change of control would require the prior approval of the FCC or such other Governmental Authority. Prior to the exercise by Lender of any power, right, privilege or remedy pursuant to this Agreement which requires any consent, approval, recording, qualification or authorization of the FCC or any other Governmental Authority, Borrower will execute and deliver, or will cause the execution and delivery of, all applications, certificates, instruments and other documents and papers that Lender reasonably determines may be required to obtain for such consent, approval, recording, qualification or authorization. Without limiting the generality of the foregoing, Borrower will, and will cause its Subsidiaries to, use its good faith efforts upon the reasonable request of Lender to assist in obtaining from the FCC or such other Governmental Authority the necessary consents and approvals, if any, for the assignment or transfer of such authorizations, licenses and permits to Lender or its designee upon or following acceleration of the payment of the Advances in accordance with the provisions hereof.

10.      TAXES AND EXPENSES.
                  If Borrower fails to pay any monies (whether taxes, assessments, insurance premiums, or, in the case of leased properties or assets, rents or other amounts payable under such leases) due to third Persons, or fails to make any deposits or furnish any required proof of payment or deposit, all as required under the terms of this Agreement, then, Lender, in its sole discretion and without prior notice to Borrower, may do any or all of the following: (a) make payment of the same or any part thereof, (b) set up such reserves in Borrower's Loan Account as Lender deems necessary to protect Lender from the exposure created by such failure, or (c) in the case of the failure to comply with Section 6.8 hereof, obtain and maintain insurance policies of the type described in Section 6.8 and take any action with respect to such policies as Lender deems prudent. Any such amounts paid by Lender shall constitute Lender Expenses and any such payments shall not constitute an agreement by Lender to make similar payments in the future or a waiver by Lender of any Event of Default under this Agreement. Lender need not inquire as to, or contest the validity of, any such expense, tax, or Lien and the receipt of the usual official notice for the payment thereof shall be conclusive evidence that the same was validly due and owing.

11.      WAIVERS; INDEMNIFICATION.

11.1. Demand; Protest. Borrower waives demand, protest, notice of protest, notice of default or dishonor, notice of payment and nonpayment, nonpayment at maturity, release, compromise, settlement, extension, or renewal of documents, instruments, chattel paper, and guarantees at any time held by Lender on which Borrower may in any way be liable.

11.2. Lender's Liability for Collateral. Borrower hereby agrees that: (a) so long as Lender complies with its obligations, if any, under the Code, Lender shall not in any way or manner be liable or responsible for: (i) the safekeeping of the Collateral, (ii) any loss or damage thereto occurring or arising in any manner or fashion from any cause, (iii) any diminution in the value thereof, or
(iv) any act or default of any carrier, warehouseman, bailee, forwarding agency, or other Person, and (b) all risk of loss, damage, or destruction of the Collateral shall be borne by Borrower.

11.3. Indemnification. Borrower shall pay, indemnify, defend, and hold the Lender-Related Persons, each Participant, and each of their respective officers, directors, employees, agents, and attorneys-in-fact (each, an "Indemnified Person") harmless (to the fullest extent permitted by law) from and against any and all claims, demands, suits, actions, investigations, proceedings, and damages, and all reasonable attorneys fees and disbursements and other costs and expenses actually incurred in connection therewith (as and when they are incurred and irrespective of whether suit is brought), at any time asserted against, imposed upon, or incurred by any of them (a) in connection with or as a result of or related to the execution, delivery, enforcement, performance, or administration of this Agreement, any of the other Loan Documents, or the transactions contemplated hereby or thereby, and (b) with respect to any investigation, litigation, or proceeding related to this Agreement, any other Loan Document, or the use of the proceeds of the credit provided hereunder (irrespective of whether any Indemnified Person is a party thereto), or any act, omission, event, or circumstance in any manner related thereto (all the foregoing, collectively, the "Indemnified Liabilities"). The foregoing to the contrary notwithstanding, Borrower shall have no obligation to any Indemnified Person under this Section 11.3 with respect to any Indemnified Liability that a court of competent jurisdiction finally determines to have resulted from the gross negligence or willful misconduct of such Indemnified Person. This provision shall survive the termination of this Agreement and the repayment of the Obligations. If any Indemnified Person makes any payment to any other Indemnified Person with respect to an Indemnified Liability as to which Borrower was required to indemnify the Indemnified Person receiving such payment, the Indemnified Person making such payment is entitled to be indemnified and reimbursed by Borrower with respect thereto. WITHOUT LIMITATION, THE FOREGOING INDEMNITY SHALL APPLY TO EACH INDEMNIFIED PERSON WITH RESPECT TO INDEMNIFIED LIABILITIES WHICH IN WHOLE OR IN PART CAUSED BY OR ARISE OUT OF ANY NEGLIGENT ACT OR OMISSION OF SUCH INDEMNIFIED PERSON OR OF ANY OTHER PERSON.

12.      NOTICES.

                  Unless otherwise provided in this Agreement, all notices or demands by Borrower or Lender to the other relating to this Agreement or any other Loan Document shall be in writing and (except for financial statements and other informational documents which may be sent by first-class mail, postage prepaid) shall be personally delivered or sent by registered or certified mail (postage prepaid, return receipt requested), overnight courier, electronic mail (at such email addresses as Borrower or Lender, as applicable, may designate to each other in accordance herewith), or telefacsimile to Borrower or Lender, as the case may be, at its address set forth below:


If to Borrower:           SHOP AT HOME, INC.
                          5388 Hickory Hollow Parkway
                          Antioch, Tennessee 37013-3128
                          Attn:  Arthur D. Tek, Executive Vice President and CFO
                          Fax No. 615-263-8911

with copies to:           WYATT, TARRANT AND COMBS
                          2525 West End Avenue
                          Suite 1500
                          Nashville, Tennessee  37203-1423
                          Attn:  C. Michael Norton, Esq.
                          Fax No.  615-256-1726

If to Lender:             FOOTHILL CAPITAL CORPORATION
                          2450 Colorado Avenue
                          Suite 3000 West
                          Santa Monica, California  90404
                          Attn:  Business Finance Manager
                          Fax No.  310-453-7444

with copies to:           Schulte Roth & Zabel LLP
                          919 Third Avenue
                          New York, NY  10022
                          Attn:  Lawrence S. Goldberg, Esq.
                          Fax No.  212-593-5955

                  Lender and Borrower may change the address at which they are to receive notices hereunder, by notice in writing in the foregoing manner given to the other party. All notices or demands sent in accordance with this Section 12, other than notices by Lender in connection with enforcement rights against the Collateral under the provisions of the Code, shall be deemed received on the earlier of the date of actual receipt or 3 Business Days after the deposit thereof in the mail. Borrower acknowledges and agrees that notices sent by Lender in connection with the exercise of enforcement rights against Collateral under the provisions of the Code shall be deemed sent when deposited in the mail or personally delivered, or, where permitted by law, transmitted by telefacsimile or any other method set forth above.

13.      CHOICE OF LAW AND VENUE; JURY TRIAL WAIVER.

(a) THE VALIDITY OF THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS (UNLESS EXPRESSLY PROVIDED TO THE CONTRARY IN ANOTHER LOAN DOCUMENT IN RESPECT OF SUCH OTHER LOAN DOCUMENT), THE CONSTRUCTION, INTERPRETATION, AND ENFORCEMENT HEREOF AND THEREOF, AND THE RIGHTS OF THE PARTIES HERETO AND THERETO WITH RESPECT TO ALL MATTERS ARISING HEREUNDER OR THEREUNDER OR RELATED HERETO OR THERETO SHALL BE DETERMINED UNDER, GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, EXCEPT AS REQUIRED BY MANDATORY PROVISIONS OF LAW AND EXCEPT TO THE EXTENT THAT THE VALIDITY AND PERFECTION OR THE PERFECTION AND EFFECT OF PERFECTION OR NON-PERFECTION OF THE SECURITY INTEREST CREATED HEREBY OR REMEDIES HEREUNDER, IN RESPECT OF ANY PARTICULAR COLLATERAL ARE GOVERNED BY THE LAW OF A JURISDICTION OTHER THAN THE STATE OF NEW YORK.

(b) THE PARTIES AGREE THAT ALL ACTIONS OR PROCEEDINGS ARISING IN CONNECTION WITH THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS SHALL BE TRIED AND LITIGATED ONLY IN THE STATE AND FEDERAL COURTS LOCATED IN THE COUNTY OF NEW YORK, STATE OF NEW YORK, PROVIDED, HOWEVER, THAT ANY SUIT SEEKING ENFORCEMENT AGAINST ANY COLLATERAL OR OTHER PROPERTY MAY BE BROUGHT, AT LENDER'S OPTION, IN THE COURTS OF ANY JURISDICTION WHERE LENDER ELECTS TO BRING SUCH ACTION OR WHERE SUCH COLLATERAL OR OTHER PROPERTY MAY BE FOUND. BORROWER AND LENDER WAIVE, TO THE EXTENT PERMITTED UNDER APPLICABLE LAW, ANY RIGHT EACH MAY HAVE TO ASSERT THE DOCTRINE OF FORUM NON CONVENIENS OR TO OBJECT TO VENUE TO THE EXTENT ANY PROCEEDING IS BROUGHT IN ACCORDANCE WITH THIS SECTION 13(b).

(c) BORROWER AND LENDER HEREBY WAIVE THEIR RESPECTIVE RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF ANY OF THE LOAN DOCUMENTS OR ANY OF THE TRANSACTIONS CONTEMPLATED THEREIN, INCLUDING CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW OR STATUTORY CLAIMS. BORROWER AND LENDER REPRESENT THAT EACH HAS REVIEWED THIS WAIVER AND EACH KNOWINGLY AND VOLUNTARILY WAIVES ITS JURY TRIAL RIGHTS FOLLOWING CONSULTATION WITH LEGAL COUNSEL. IN THE EVENT OF LITIGATION, A COPY OF THIS AGREEMENT MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.

14.      ASSIGNMENTS AND PARTICIPATIONS; SUCCESSORS.

14.1.    Assignments and Participations.

(a) Lender may assign and delegate to one or more assignees (each an "Assignee") all, or any ratable part of all, of the Obligations and the other rights and obligations of Lender hereunder and under the other Loan Documents; provided, however, that Borrower may continue to deal solely and directly with Lender in connection with the interest so assigned to an Assignee until (i) written notice of such assignment, together with payment instructions, addresses, and related information with respect to the Assignee, have been given to Borrower by Lender and the Assignee, and (ii) Lender and its Assignee have delivered to Borrower an appropriate assignment and acceptance agreement.

(b) From and after the date that Lender provides Borrower with such written notice and executed assignment and acceptance agreement, (i) the Assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such assignment and acceptance agreement, shall have the assigned and delegated rights and obligations of Lender under the Loan Documents, and (ii) Lender shall, to the extent that rights and obligations hereunder and under the other Loan Documents have been assigned and delegated by it pursuant to such assignment and acceptance agreement, relinquish its rights (except with respect to Section 11.3 hereof) and be released from its obligations under this Agreement (and in the case of an assignment and acceptance covering all or the remaining portion of Lender's rights and obligations under this Agreement and the other Loan Documents, Lender shall cease to be a party hereto and thereto), and such assignment shall affect a novation between Borrower and the Assignee.

(c) Immediately upon Borrower's receipt of such fully executed assignment and acceptance agreement, this Agreement shall be deemed to be amended to the extent, but only to the extent, necessary to reflect the addition of the Assignee and the resulting adjustment of the rights and duties of Lender arising therefrom.

(d) Lender may at any time sell to one or more commercial banks, financial institutions, or other Persons (a "Participant") participating interests in the Obligations and the other rights and interests of Lender hereunder and under the other Loan Documents; provided, however, that (i) Lender shall remain the "Lender" for all purposes of this Agreement and the other Loan Documents and the Participant receiving the participating interest in the Obligations and the other rights and interests of Lender shall not constitute a "Lender" hereunder or under the other Loan Documents and Lender's obligations under this Agreement shall remain unchanged, (ii) Lender shall remain solely responsible for the performance of such obligations, (iii) Borrower and Lender shall continue to deal solely and directly with each other in connection with Lender's rights and obligations under this Agreement and the other Loan Documents, (iv) Lender shall not transfer or grant any participating interest under which the Participant has the right to approve any amendment to, or any consent or waiver with respect to, this Agreement or any other Loan Document, except to the extent such amendment to, or consent or waiver with respect to this Agreement or of any other Loan Document would (A) extend the final maturity date of the Obligations hereunder in which such Participant is participating, (B) reduce the interest rate applicable to the Obligations hereunder in which such Participant is participating, (C) release all or a material portion of the Total Collateral or guaranties (except to the extent expressly provided herein or in any of the Loan Documents) supporting the Obligations hereunder in which such Participant is participating, (D) postpone the payment of, or reduce the amount of, the interest or fees payable to such Participant through Lender, or (E) change the amount or due dates of scheduled principal repayments or prepayments or premiums, and (v) all amounts payable by Borrower hereunder shall be determined as if Lender had not sold such participation, except that, if amounts outstanding under this Agreement are due and unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall be deemed to have the right of set-off in respect of its participating interest in amounts owing under this Agreement to the same extent as if the amount of its participating interest were owing directly to it as Lender under this Agreement. The rights of any Participant only shall be derivative through Lender and no Participant shall have any rights under this Agreement or the other Loan Documents or any direct rights as to Borrower, the Collections, the Total Collateral, or otherwise in respect of the Obligations. No Participant shall have the right to participate directly in the making of decisions by Lender.

(e) In connection with any such assignment or participation or proposed assignment or participation, subject to Section 16.6 a Lender may disclose all documents and information which it now or hereafter may have relating to Borrower or Borrower's business.

(f) Any other provision in this Agreement notwithstanding, Lender may at any time create a security interest in, or pledge, all or any portion of its rights under and interest in this Agreement in favor of any Federal Reserve Bank in accordance with Regulation A of the Federal Reserve Bank or U.S. Treasury Regulation 31 CFR ss.203.14, and such Federal Reserve Bank may enforce such pledge or security interest in any manner permitted under applicable law.

14.2. Successors. This Agreement shall bind and inure to the benefit of the respective successors and assigns of each of the parties; provided, however, that Borrower may not assign this Agreement or any rights or duties hereunder without Lender's prior written consent and any prohibited assignment shall be absolutely void ab initio. No consent to assignment by Lender shall release Borrower from its Obligations. Lender may assign this Agreement and the other Loan Documents and its rights and duties hereunder and thereunder pursuant to
Section 14.1 hereof and, except as expressly required pursuant to Section 14.1 hereof, no consent or approval by Borrower is required in connection with any such assignment.

15.      AMENDMENTS; WAIVERS.

15.1. Amendments and Waivers. No amendment or waiver of any provision of this Agreement or any other Loan Document, and no consent with respect to any departure by Borrower therefrom, shall be effective unless the same shall be in writing and signed by Lenders holding a majority of the Advances and Borrower and then any such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

15.2. No Waivers; Cumulative Remedies. No failure by Lender to exercise any right, remedy, or option under this Agreement or any other Loan Document, or delay by Lender in exercising the same, will operate as a waiver thereof. No waiver by Lender will be effective unless it is in writing, and then only to the extent specifically stated. No waiver by Lender on any occasion shall affect or diminish Lender's rights thereafter to require strict performance by Borrower of any provision of this Agreement. Lender's rights under this Agreement and the other Loan Documents will be cumulative and not exclusive of any other right or remedy that Lender may have.

16.      GENERAL PROVISIONS.

16.1. Effectiveness. This Agreement shall be binding and deemed effective when executed by Borrower and Lender.

16.2. Section Headings. Headings and numbers have been set forth herein for convenience only. Unless the contrary is compelled by the context, everything contained in each Section applies equally to this entire Agreement.

16.3. Interpretation. Neither this Agreement nor any uncertainty or ambiguity herein shall be construed against Lender or Borrower, whether under any rule of construction or otherwise. On the contrary, this Agreement has been reviewed by all parties and shall be construed and interpreted according to the ordinary meaning of the words used so as to accomplish fairly the purposes and intentions of all parties hereto.

16.4. Severability of Provisions. Each provision of this Agreement shall be severable from every other provision of this Agreement for the purpose of determining the legal enforceability of any specific provision.

16.5. Withholding Taxes. All payments made by Borrower hereunder or under any note will be made without setoff, counterclaim, or other defense, except as required by applicable law other than for Taxes (as defined below). All such payments will be made free and clear of, and without deduction or withholding for, any present or future taxes, levies, imposts, duties, fees, assessments or other charges of whatever nature now or hereafter imposed by any jurisdiction (other than the United States) or by any political subdivision or taxing authority thereof or therein (other than of the United States) with respect to such payments (but excluding, any tax imposed by any jurisdiction or by any political subdivision or taxing authority thereof or therein (i) measured by or based on the net income or net profits of Lender, or (ii) to the extent that such tax results from a change in the circumstances of Lender, including a change in the residence, place of organization, or principal place of business of Lender, or a change in the branch or lending office of Lender participating in the transactions set forth herein) and all interest, penalties or similar liabilities with respect thereto (all such non-excluded taxes, levies, imposts, duties, fees, assessments or other charges being referred to collectively as "Taxes"). If any Taxes are so levied or imposed, Borrower agrees to pay the full amount of such Taxes, and such additional amounts as may be necessary so that every payment of all amounts due under this Agreement or under any note, including any amount paid pursuant to this Section 16.5 after withholding or deduction for or on account of any Taxes, will not be less than the amount provided for herein; provided, however, that Borrower shall not be required to increase any such amounts payable to Lender if the increase in such amount payable results from the transfer to an Assignee or from Lender's own willful misconduct or gross negligence. Borrower will furnish to Lender as promptly as possible after the date the payment of any Taxes is due pursuant to applicable law certified copies of tax receipts evidencing such payment by Borrower.

16.6. Confidentiality. Lender understands that some of the information furnished to it pursuant to this Agreement may be received by it prior to the time that such information shall have been made public, and Lender hereby agrees that in accordance with Lender's customary procedures it will keep all the information received by it in connection with this Agreement confidential, to the extent designated as such by the Borrower, except that Lender shall be permitted to disclose information (i) to such of its officers, directors, employees, agents, representatives, auditors, consultants, advisors, trustees, investment advisors, lawyers and Affiliates as need to know such information in connection with this Agreement or any other Loan Document; (ii) to a proposed Assignee or Participant who agrees to be bound by the provisions of this Section 16.6; (iii) to the extent required by applicable law and regulations or by any subpoena or other legal process (in any which event Lender shall promptly notify the Borrower, unless such notice is legally prohibited); (iv) to the extent requested by any bank regulatory authority or other Governmental Authority; (v) to the extent such information (A) becomes publicly available other than as a result of a breach of this Agreement, (B) becomes available to Lender on a nonconfidential basis from a source other than the Borrower or any of its Affiliates, which source is not known to Lender to be prohibited from transmitting the information to Lender by any contractual or other obligation to the Borrower or (C) was available to Lender on a nonconfidential basis prior to its disclosure to Lender; (vi) to the extent the Borrower shall have consented to such disclosure in writing; or (vii) in connection with the servicing of the Obligations hereunder, in protecting or enforcing any rights and/or remedies in connection with any Loan Document or in any proceeding in connection with any Loan Document or any of the transactions contemplated thereby.

16.7. Counterparts; Telefacsimile Execution. This Agreement may be executed in any number of counterparts and by different parties on separate counterparts, each of which, when executed and delivered, shall be deemed to be an original, and all of which, when taken together, shall constitute but one and the same Agreement. Delivery of an executed counterpart of this Agreement by telefacsimile shall be equally as effective as delivery of an original executed counterpart of this Agreement. Any party delivering an executed counterpart of this Agreement by telefacsimile also shall deliver an original executed counterpart of this Agreement but the failure to deliver an original executed counterpart shall not affect the validity, enforceability, and binding effect of this Agreement. The foregoing shall apply to each other Loan Document mutatis mutandis.

16.8. Revival and Reinstatement of Obligations. If the incurrence or payment of the Obligations by Borrower or any Guarantor or the transfer to Lender of any property should for any reason subsequently be declared to be void or voidable under any state or federal law relating to creditors' rights, including provisions of the Bankruptcy Code relating to fraudulent conveyances, preferences, or other voidable or recoverable payments of money or transfers of property (collectively, a "Voidable Transfer"), and if Lender is required to repay or restore, in whole or in part, any such Voidable Transfer, or elects to do so upon the reasonable advice of its counsel, then, as to any such Voidable Transfer, or the amount thereof that Lender is required or elects to repay or restore, and as to all reasonable costs, expenses, and attorneys fees of Lender related thereto, the liability of Borrower or such Guarantor automatically shall be revived, reinstated, and restored and shall exist as though such Voidable Transfer had never been made.

16.9. Integration. This Agreement, together with the other Loan Documents, reflects the entire understanding of the parties with respect to the transactions contemplated hereby and shall not be contradicted or qualified by any other agreement, oral or written, before the date hereof.

16.10. Releases. If any portion of the Total Collateral is to be sold or otherwise disposed of pursuant to a Permitted Disposition or otherwise with the consent of the Lender, the Lender shall release its Lien on such portion of Total Collateral upon receipt of the proceeds of such disposition and subject to other reasonable terms and conditions and shall execute such release instruments and such other documents as the Borrower may reasonably request (but without recourse or representation and at the sole cost and expense of the Borrower) to evidence such release.

                   [Loan & Security Agreement Signature Page]

                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered as of the date first above written.


                  SHOP AT HOME, INC.,
                  a Tennessee Corporation

                 By: /s/ Arthur D. Tek
                 Title:     Executive Vice President and
                            Chief Financial Officer

                 FOOTHILL CAPITAL CORPORATION, a California corporation


                 By: /s/ Xavier Gannon
                 Title: Vice President

                                  Schedule G-1

                                   Guarantors

SAH-Northeast Corporation, a Tennessee corporation
SAH-Houston Corporation, a Tennessee corporation
Collector's Edge of Tennessee, Inc., a Tennessee corporation
SAH License, Inc., a Nevada corporation
SAH License II, Inc., a Nevada corporation

                                TABLE OF CONTENTS


                                                                            Page


1.       DEFINITIONS AND CONSTRUCTION........................................1
     1.1.         Definitions................................................1
     1.2.         Accounting Terms...........................................17
     1.3.         Code17
     1.4.         Construction...............................................17
     1.5.         Schedules and Exhibits.....................................18

2.       LOAN AND TERMS OF PAYMENT...........................................18
     2.1.         Revolver Advances..........................................18
     2.2.         Intentionally Omitted......................................19
     2.3.         Borrowing Procedures and Settlements.......................19
     2.4.         Payments...................................................20
     2.5.         Overadvances...............................................21
     2.6.         Interest Rates: Rates, Payments, and Calculations..........21
     2.7.         Credit Card Assignment Agreements..........................22
     2.8.         Crediting Payments.........................................22
     2.9.         Designated Account.........................................22
     2.10.        Maintenance of Loan Account; Statements of Obligations.....23
     2.11.        Fees23
     2.12.        Intentionally Omitted......................................23
     2.13.        LIBOR Option...............................................23
     2.14.        Capital Requirements.......................................25

3.       CONDITIONS; TERM OF AGREEMENT.......................................26
     3.1.         Conditions Precedent to the Initial Extension of Credit....26
     3.2.         Conditions Subsequent to the Initial Extension of Credit...29
     3.3.         Conditions Precedent to all Extensions of Credit...........29
     3.4.         Term30
     3.5.         Effect of Termination......................................30
     3.6.         Early Termination by Borrower..............................30

4.       CREATION OF SECURITY INTEREST.......................................31
     4.1.         Grant of Security Interest.................................31
     4.2.         Negotiable Collateral......................................31
     4.3.         Collection of Accounts, General Intangibles, and Negotiable
                  Collateral.................................................31
     4.4.         Filing of Financing Statements; Delivery of Additional
                  Documentation Required.....................................32
     4.5.         Power of Attorney..........................................33
     4.6.         Right to Inspect...........................................33
     4.7.         Control Agreements.........................................33

5.       REPRESENTATIONS AND WARRANTIES......................................33
     5.1.         No Encumbrances............................................34
     5.2.         Intentionally Omitted......................................34
     5.3.         Intentionally Omitted......................................34
     5.4.         Equipment..................................................34
     5.5.         Location of Inventory and Equipment........................34
     5.6.         Inventory Records..........................................34
     5.7.         Location of Chief Executive Office; FEIN...................34
     5.8.         Due Organization and Qualification; Subsidiaries...........34
     5.9.         Due Authorization; No Conflict.............................35
     5.10.        Litigation.................................................36
     5.11.        No Material Adverse Change.................................36
     5.12.        Fraudulent Transfer........................................37
     5.13.        Employee Benefits..........................................37
     5.14.        Environmental Condition....................................37
     5.15.        Brokerage Fees.............................................37
     5.16.        Intellectual Property......................................37
     5.17.        Leases.....................................................37
     5.18.        DDAs38
     5.19.        Complete Disclosure........................................38
     5.20.        Indebtedness...............................................38
     5.21.        FCC Matters................................................38
     5.22.        Digital Television.........................................39

6.       AFFIRMATIVE COVENANTS...............................................39
     6.1.         Accounting System..........................................39
     6.2.         Collateral Reporting.......................................39
     6.3.         Financial Statements, Reports, Certificates................40
     6.4.         Intentionally Omitted......................................42
     6.5.         Return.....................................................42
     6.6.         Maintenance of Properties..................................42
     6.7.         Taxes......................................................42
     6.8.         Insurance..................................................43
     6.9.         Location of Inventory and Equipment........................43
     6.10.        Compliance with Laws.......................................43
     6.11.        Leases.....................................................44
     6.12.        Brokerage Commissions......................................44
     6.13.        Existence..................................................44
     6.14.        Environmental..............................................44
     6.15.        Disclosure Updates.........................................44
     6.16.        FCC Licenses...............................................44

7.       NEGATIVE COVENANTS..................................................45
     7.1.         Indebtedness...............................................45
     7.2.         Liens......................................................45
     7.3.         Restrictions on Fundamental Changes........................46
     7.4.         Disposal of Assets.........................................46
     7.5.         Change Name................................................46
     7.6.         Guarantee..................................................46
     7.7.         Nature of Business.........................................46
     7.8.         Prepayments and Amendments.................................47
     7.9.         Change of Control..........................................47
     7.10.        Consignments...............................................47
     7.11.        Distributions..............................................47
     7.12.        Accounting Methods.........................................47
     7.13.        Investments................................................47
     7.14.        Transactions with Affiliates...............................47
     7.15.        Suspension.................................................48
     7.16.        Intentionally Omitted......................................48
     7.17.        Use of Proceeds............................................48
     7.18.        Change in Location of Chief Executive Office; Inventory
                  and Equipment with Bailees.................................48
     7.19.        Securities Accounts........................................48
     7.20.        Financial Covenant.........................................48

8.       EVENTS OF DEFAULT...................................................49

9.       LENDER'S RIGHTS AND REMEDIES........................................51
     9.1.         Rights and Remedies........................................51
     9.2.         Remedies Cumulative........................................53
     9.3.         FCC Matters................................................54

10.      TAXES AND EXPENSES..................................................54

11.      WAIVERS; INDEMNIFICATION............................................55
     11.1.        Demand; Protest............................................55
     11.2.        Lender's Liability for Collateral..........................55
     11.3.        Indemnification............................................55

12.      NOTICES. 55

13.      CHOICE OF LAW AND VENUE; JURY TRIAL WAIVER..........................57

14.      ASSIGNMENTS AND PARTICIPATIONS; SUCCESSORS..........................58
     14.1.        Assignments and Participations.............................58
     14.2.        Successors.................................................59

15.      AMENDMENTS; WAIVERS.................................................59
     15.1.        Amendments and Waivers.....................................59
     15.2.        No Waivers; Cumulative Remedies............................59

16.      GENERAL PROVISIONS..................................................60
     16.1.        Effectiveness..............................................60
     16.2.        Section Headings...........................................60
     16.3.        Interpretation.............................................60
     16.4.        Severability of Provisions.................................60
     16.5.        Withholding Taxes..........................................60
     16.6.        Confidentiality............................................61
     16.7.        Counterparts; Telefacsimile Execution......................61
     16.8.        Revival and Reinstatement of Obligations...................61
     16.9.        Integration................................................62
     16.10.       Releases...................................................62



                             EXHIBITS AND SCHEDULES

Exhibit B-1           Form of Borrowing Base Certificate

Exhibit C-1           Form of Compliance Certificate

Exhibit C-2           Form of Credit Card Assignment Agreement

Exhibit L-1           Form of LIBOR Notice

Schedule G-1          Guarantors

Schedule P-1          Permitted Liens

Schedule S-1          Specified Stations

Schedule 5.2          Commercial Tort Claims

Schedule 5.5          Locations of Inventory and Equipment

Schedule 5.7          Chief Executive Office; FEIN

Schedule 5.8(b)       Capitalization of Borrower

Schedule 5.8(c)       Capitalization of Borrower's Subsidiaries

Schedule 5.10         Litigation

Schedule 5.14         Environmental Matters

Schedule 5.16         Intellectual Property

Schedule 5.18         Demand Deposit Accounts

Schedule 5.20         Permitted Indebtedness

Schedule 5.21         FCC Matters

                               FIRST AMENDMENT TO
                           LOAN AND SECURITY AGREEMENT


                  FIRST AMENDMENT, dated as of August 31, 2001 (this "Amendment"), to the Loan and Security Agreement dated as of August 1, 2000 (the "Loan Agreement"), by and among SHOP AT HOME, INC., a Tennessee corporation (the "Borrower"), and FOOTHILL CAPITAL CORPORATION, a California corporation (the "Lender").

                  WHEREAS, the Borrower and the Lender are parties to the Loan Agreement, pursuant to which the Lender has agreed to make certain advances to the Borrower and the Borrower has granted the Lender a lien on, and a security interest in, the Collateral (as defined in the Loan Agreement);

                  WHEREAS, the Borrower has requested that the Lender consent to an amendment to Section 7.20 of the Loan Agreement as hereinafter set forth; and

                  WHEREAS, the Lender is willing to consent to such amendment on and subject to the terms set forth herein;

                  NOW THEREFORE, in consideration of the premises and other good and valuable consideration, the parties hereto hereby agree as follows:

         1. Definitions. Any capitalized term used herein and not defined shall have the meaning assigned to it in the Loan Agreement.

         2. Amendment. Subject to Section 4 hereof, Section 7.20(c) of the Loan Agreement is hereby amended in its entirety to read as follows:

             "(c)    Fail to maintain an EBITDA, measured on a cumulative basis as of the end of each fiscal quarter of the Borrower, of at least the required amount set forth in the table below for the applicable period set forth opposite thereto;

Required Amount                             Applicable Period


  ($3,000,000)             For the three month period ending September 30, 2001

     $450,000              For the six month period ending December 31, 2001

   $2,450,000              For the nine month period ending March 31, 2002

   $5,700,000              For the twelve month period ending June 30, 2002

         For each period ending after June 30, 2002, as follows: Upon receipt of the Projections required to be delivered to Lender pursuant to Section 6.3(c) for such period, Borrower and Lender shall negotiate in good faith to determine the minimum EBITDA, on a cumulative basis, as of the end of each fiscal quarter covered by such Projections and, in the event that (x) Borrower and Lender are unable to agree upon the amount of such minimum EBITDA on or before the date that is 30 days after the date that Lender has received such Projections, or (y) Borrower has failed to deliver the Projections in accordance with Section 6.3(c), the EBITDA, on a cumulative basis, for each period covered by such Projections shall not be less than $5,700,000."

         3. Amendment Fee. The Borrower hereby agrees that, in consideration of the Lender's willingness to enter into this Amendment, the Borrower shall pay to the Lender a fee in the amount of $25,000 in immediately available funds (the "Amendment Fee"). The Amendment Fee shall be fully earned by the Lender, and shall be due and payable, upon the execution by the Borrower of this Amendment and shall be non-refundable.

         4. Conditions to Effectiveness. The effectiveness of this Amendment is subject to the fulfillment, in a manner satisfactory to the Lender, of each of the following conditions precedent (the date such conditions are fulfilled or waived by the Lender is hereinafter referred to as the "Amendment Effective Date"):

                  (a) Representations and Warranties; No Event of Default. The representations and warranties herein, in Section 5 of the Loan Agreement and in each other Loan Document and certificate or other writing delivered to the Lender pursuant hereto on or prior to the Amendment Effective Date shall be correct and accurate on and as of the Amendment Effective Date as though made on and as of such date (except to the extent such representations and warranties expressly relate to an earlier date in which case such representations and warranties shall be correct and accurate as of such earlier date); and no Default or Event of Default shall have occurred and be continuing on the Amendment Effective Date or would result from this Amendment becoming effective in accordance with its terms.

                  (b) Execution of Amendment. The Lender shall have executed this Amendment and shall have received a counterpart to this Amendment, duly executed by the Borrower.

                  (c) Amendment Fee. The Lender shall have received the Amendment Fee in immediately available funds.

         5. Representations and Warranties. The Borrower represents and warrants as follows:

                  (a) The execution, delivery and performance by the Borrower of this Amendment and the performance by the Borrower of the Loan Agreement, as amended hereby, have been duly authorized by all necessary action, and the Borrower has all requisite power, authority and legal right to execute, deliver and perform this Amendment and to perform the Loan Agreement, as amended hereby.

                  (b) This Amendment and the Loan Agreement, as amended hereby, is a legal, valid and binding obligation of the Borrower, enforceable against the Borrower in accordance with the terms thereof.

                  (c) The representations and warranties contained in Section 5 of the Loan Agreement are correct on and as of the Amendment Effective Date as though made on and as of the Amendment Effective Date (except to the extent such representations and warranties expressly relate to an earlier date in which case such representations and warranties shall be true and correct as of such earlier date), and no Event of Default or Default has occurred and is continuing on and as of the Amendment Effective Date.

         6.       Miscellaneous.

                  (a) Continued Effectiveness of the Loan Agreement. Except as otherwise expressly provided herein, the Loan Agreement and the other Loan Documents are, and shall continue to be, in full force and effect and are hereby ratified and confirmed in all respects, except that on and after the Amendment Effective Date (i) all references in the Loan Agreement to "this Agreement", "hereto", "hereof", "hereunder" or words of like import referring to the Loan Agreement shall mean the Loan Agreement as amended by this Amendment, and (ii) all references in the other Loan Documents to the "Loan Agreement", "thereto", "thereof", "thereunder" or words of like import referring to the Loan Agreement shall mean the Loan Agreement as amended by this Amendment. Except as expressly provided herein, the execution, delivery and effectiveness of this Amendment shall not operate as an amendment of any right, power or remedy of the Lender under the Loan Agreement or any other Loan Document, nor constitute an amendment of any provision of the Loan Agreement or any other Loan Document.

                  (b) Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which shall be deemed to be an original, but all of which taken together shall constitute one and the same agreement.

                  (c) Headings. Section headings herein are included for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

                  (d) Costs and Expenses. The Borrower agrees to pay on demand all fees, costs and expenses of the Lender in connection with the preparation, execution and delivery of this Amendment.

                  (e) Amendment as Loan Document. The Borrower hereby acknowledges and agrees that this Amendment constitutes a "Loan Document" under the Loan Agreement. Accordingly, it shall be an Event of Default under the Loan Agreement if (i) any representation or warranty made by the Borrower under or in connection with this Amendment shall have been untrue, false or misleading in any material respect when made, or (ii) the Borrower shall fail to perform or observe any term, covenant or agreement contained in this Amendment.

                  (f) Governing Law. This Amendment shall be governed by the laws of the State of New York.

                  IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed and delivered as of the date first above written.

                     Borrower:


                     SHOP AT HOME, INC.,
                     a Tennessee corporation


                     By:  /s/ Arthur D. Tek

                     Title: Executive Vice President and Chief Financial Officer




                     Lender:


                     FOOTHILL CAPITAL CORPORATION,
                     a California corporation


                     By: /s/ Xavier Gannnon

                     Title:  Vice President