Form 10-Q
period 2001-09-30
SHOP AT HOME INC /TN/
filed 2001-10-25
CIK 810029

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


       For the Quarter Ended                    Commission File Number
        September 30, 2001                             0-25596
    --------------------------       ----------------------------------------


                               SHOP AT HOME, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


          TENNESSEE                                    62-1282758
          ---------                                    ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock $.0025 par value                            41,816,831
------------------------------               -----------------------------------
         (Title of class)                          (Shares outstanding at
                                                      October 16, 2001)

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                                      Index
                 Three Months Ended September 30, 2001 and 2000
   --------------------------------------------------------------------------





Part     I        FINANCIAL INFORMATION


         Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets                            3

         Condensed Consolidated Statements of Operations                  4

         Condensed Consolidated Statements of  Cash Flows                 5-6

         Notes to Condensed Consolidated Financial Statements             7-11


         Item 2 -  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        12-14

         Item 3 -  Quantitative and Qualitative Disclosure About
                     Market Risk                                          14-15

Part     II       OTHER INFORMATION

         Item 1 - Legal Proceedings                                       16

         Item 6 - Exhibits and Reports on Form 8-K                        16





                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------
                                                                              September 30,                     June 30,
                                                                                   2001                           2001
                                                                           ---------------------           -------------------
                                                                               (Unaudited)


Cash and cash equivalents                                                                25,671                        19,557
Accounts receivable - trade, net                                                          6,029                         3,103
Inventories - net                                                                        12,407                         9,953
Prepaid expenses                                                                          1,281                           884
Deferred tax assets                                                                       3,107                         3,177
Notes receivable                                                                              -                           380
Income tax receivable                                                                       310                           310
                                                                           ---------------------           -------------------

     Total current assets                                                                48,805                        37,364

Property & equipment - net                                                               36,976                        39,171
Deferred tax asset                                                                       11,977                         9,418
Intangibles                                                                              89,784                        89,784
Other assets                                                                              4,227                         4,280
                                                                           ---------------------           -------------------
     Total assets                                                                       191,769                       180,017
                                                                           =====================           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                    25,703                        25,784
Current portion - capital leases and long term debt                                         855                           877
Deferred revenue                                                                          1,477                         2,124
                                                                           ---------------------           -------------------
     Total current liabilities                                                           28,035                        28,785

Capital leases                                                                              295                           484
Long-term debt                                                                           92,500                        75,000
Redeemable preferred stock:
   Series A:
   Redeemable at $10 per share,
   $10 par value, 1,000,000 shares authorized;
   16,088 and 16,088 shares issued and outstanding at
   September 30, 2001 and June 30, 2001, respectively                                       161                           161

Stockholders' equity:
Common stock - $.0025 par value, 100,000,000 shares authorized; September 30,
  2001 and June 30, 2001 and 41,816,831 and 41,815,931 shares issued at
  September 30, 2001
  and June 30, 2001, respectively                                                           105                           105
Additional paid in capital                                                              110,927                       110,904
Note receivable related party                                                           (3,602)                       (3,602)
Accumulated deficit                                                                    (36,652)                      (31,820)
                                                                           ---------------------           -------------------
     Total liabilities and stockholders' equity                                         191,769                       180,017
                                                                           =====================           ===================




          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                             (Thousands of Dollars)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                  ----------------------------------------------------------
                                                                         2001                                   2000
                                                                  -------------------                     ------------------
                                                                     (Unaudited)                             (Unaudited)

Net revenues                                                                 $43,410                                $40,779
Operating expenses:
     Cost of goods sold (excluding items
        listed below)                                                         28,413                                 27,851
     Salaries and wages                                                        4,310                                  4,640
     Transponder and affiliate charges                                         8,215                                  9,331
     General and administrative                                                4,405                                  4,889
     Depreciation and amortization                                             2,921                                  2,916
                                                                  -------------------                     ------------------
          Total operating expenses                                            48,264                                 49,627
                                                                  -------------------                     ------------------

Loss from operations                                                         (4,854)                                (8,848)

Interest income                                                                  182                                    265
Interest expense                                                             (2,645)                                (2,807)
Other income (expense)                                                           (4)                                      4
                                                                  -------------------                     ------------------
Net loss before taxes                                                        (7,321)                               (11,386)

Income tax benefit                                                             2,489                                  4,329
                                                                  -------------------                     ------------------

          Net loss from continuing operations                               $(4,832)                               $(7,057)
Loss from discontinued operations of CET, plus
     applicable income tax benefit of $0 and $244,
     respectively                                                                  -                                  (398)
                                                                  -------------------                     ------------------

Net loss before cumulative effect of accounting
     change                                                                  (4,832)                                (7,455)
Cumulative effect of accounting change plus applicable
     income tax benefit of $832 (see note 8)                                       -                                (1,359)
                                                                  -------------------                     ------------------

          Net loss                                                           (4,832)                                (8,814)

Preferred stock accretion and dividends                                            -                                (1,207)
                                                                  -------------------                     ------------------
Net loss available for shareholders                                         $(4,832)                              $(10,021)
                                                                  ===================                     ==================
Basic earnings (loss) per common share:
Loss from continuing operations                                                    -                                 (0.27)
Earnings (loss) from discontinued operations                                       -                                 (0.01)
Cumulative effect of accounting change                                             -                                 (0.04)
                                                                  -------------------                     -------------------
Basic loss per share                                                         $(0.12)                                $(0.32)
                                                                  ===================                     ==================

Diluted earnings (loss) per common share:
Loss from continuing operations                                                    -                                 (0.27)

Loss from discontinued operations                                                  -                                 (0.01)
Cumulative effect of accounting change                                             -                                 (0.04)
                                                                  -------------------                     ------------------
Diluted loss per share                                                       $(0.12)                                $(0.32)
                                                                  ===================                     ==================


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2001 and 2000
                             (Thousands of Dollars)
                                                                                      2001                        2000
                                                                                  (Unaudited)                 (Unaudited)
                                                                               -------------------         -------------------

CASH FLOW FROM OPERATING ACTIVITIES:

   Net loss                                                                              $(4,832)                    $(8,814)
   Non-cash expenses/(income) included in net loss:
     Depreciation and amortization                                                          2,921                       2,965
     Cumulative effect of accounting change                                                     -                       1,359
     Gain on disposal of assets                                                                 -                        (19)
     Deferred tax benefit                                                                 (2,489)                     (4,497)
     Deferred interest                                                                        283                         135
     Provision for bad debt                                                                   347                         107
     Provision for inventory obsolescence                                                       -                         533
   Changes in current and non-current items:
     Accounts receivable                                                                  (2,893)                       4,298
     Inventories                                                                          (2,454)                       1,569
     Prepaid expenses and other assets                                                      (397)                         166
     Accounts payable and accrued expenses                                                  (330)                     (6,078)
     Deferred revenue                                                                       (647)                           5
                                                                               -------------------         -------------------
       Net cash used by operations                                                       (10,491)                     (8,271)
                                                                               ===================         ===================

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of equipment                                                                  (680)                       (430)
     Net change in restricted cash                                                              -                       (353)
     Other assets                                                                             (7)                        (50)
                                                                               -------------------         -------------------
       Net cash used in investing activities                                                (687)                       (833)
                                                                               ===================         ===================

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayments of debt and capitalized leases                                              (211)                     (6,202)
     Proceeds from debt                                                                    17,500                           -
     Exercise of stock options and warrants                                                     3                           6
                                                                               -------------------         -------------------
        Net cash provided (used) by financing activities                                   17,292                     (6,196)
                                                                               ===================         ===================

NET INCREASE/(DECREASE) IN CASH                                                             6,114                    (15,300)

     Cash beginning of period                                                              19,557                      27,515
                                                                               -------------------         -------------------
     Cash end of period                                                                   $25,671                     $12,215
                                                                               ===================         ===================






          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                       SHOP AT HOME, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                 Three Months Ended September 30, 2001 and 2000
                             (Thousands of Dollars)

--------------------------------------------------------------------------------------------------------------------------------

                                                                            2001                                2000
                                                                  --------------------------          --------------------------
                                                                         (Unaudited)                         (Unaudited)


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                                        $         222                       $         586
                                                                  ==========================          ==========================


SCHEDULE OF NONCASH FINANCING ACTIVITIES

Accrued Series A preferred stock dividends                                    $           -                        $          6
                                                                  ==========================          ==========================



Dividend on Series B preferred stock paid in
     common stock                                                             $           -                       $         307
                                                                  ==========================          ==========================



Accretion and loss on repurchase of Series B
     preferred stock                                                          $           -                       $         894
                                                                  ==========================          ==========================























          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2001 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All dollar values have been expressed in thousands (000s) unless otherwise noted except for per share data. The financial information included herein is unaudited for the quarter ended September 30, 2001 and 2000; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company, necessary for a fair presentation of financial condition and results of operations of the interim periods. The condensed consolidated balance sheet data for the fiscal year ended June 30, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accounting policies followed by the Company are set forth in the Company's financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

Certain amounts in the prior periods' condensed consolidated financial statements have been reclassified for comparative purposes to conform to the current year presentation.
NOTE 2 -- INVENTORY

        The components of inventory at September 30, 2001 and June 30, 2001 are as follows:

                                                                     September 30,             June 30,
                                                                         2001                    2001
                                                                         ----                    ----

           Products purchased for resale                                   $   13,481              $  11,670

           Valuation allowance                                                (1,074)                (1,717)
                                                                  --------------------
                                                                                           ------------------
           Total                                                           $   12,407              $   9,953
                                                                  ====================     ==================


NOTE 3 - REVOLVING CREDIT AGREEMENT

On August 1, 2001, the Company obtained a $17.5 million revolving line of credit from a financial institution. The new facility matures on August 1, 2003. No principal payments are due before then except as required as certain assets are sold. The facility requires that interest be paid at least quarterly at a variable rate (8.625% currently) based on LIBOR or prime rate. The facility contains covenants restricting the sale of assets, mergers and investments and requiring that cash on hand exceed $3.0 million at all times. This credit facility restricts the Company from issuing dividends on its common stock and has annual requirements for earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement.

NOTE 4 - NET LOSS PER SHARE

The following table sets forth for the periods indicated the calculation of net earnings (loss) per share included in the Company's Consolidated Statements of
Operations:



                                                                        Three Months Ending September 30,
                                                                      2001                            2000
                                                                      ----                            ----

Numerator:
     Net income (loss)                                                   $  (4,832)                      $  (8,814)
     Preferred stock accretion and dividends                                      -                         (1,207)
                                                              ----------------------          ----------------------
     Numerator for basic earnings per
          share-income (loss) available to
          common stockholders                                            $  (4,832)                      $ (10,021)
                                                              ======================          ======================
Denominator:
     Denominator for basic earnings per
          share-weighted-average shares                                      41,816                          31,265
     Effect of dilutive securities:
      a)  Employee stock options                                                  -                               -
      b)  Non employee options                                                    -                               -
      c)  Warrants                                                                -                               -
      d)  Convertible preferred stock                                             -                               -
      e)  Convertible debt                                                        -                               -
                                                              ----------------------          ----------------------
Denominator for diluted earnings per
     Share-adjusted weighted-average
     Shares and assumed conversions                                          41,816                          31,265
                                                              ======================          ======================
Basic earnings (loss) per share                                          $   (0.12)                       $  (0.32)
                                                              ======================          ======================
Diluted earnings (loss) per share                                        $   (0.12)                       $  (0.32)
                                                              ======================          ======================

Although the amounts are excluded from the computations in loss years because their inclusion would be anti-dilutive they are shown here for informational and comparative purposes only:

     a)   Employee stock options                                              3,276                           2,821
     b)   Warrants                                                            2,000                           4,205
     c)   Convertible preferred stock                                            16                           8,464

NOTE 5 - SEGMENT DISCLOSURE

The segment disclosures for prior years have been restated to conform with the current year presentation due to the discontinuation of the Collector's Edge segment. The Company operates principally in two segments: Shop At Home Network and shopathometv.com. The Company operates almost exclusively in the United States.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are accounted for as if the sales or transfers were with third parties, that is, at current market prices.




                             OPERATING SEGMENT DATA
                                                            Three Months Ended September 30,
                                                           2001                           2000
                                                           ----                           ----
         Revenue:
              Network                                          $   39,345                     $  36,939
              shopathometv.com                                      4,065                         4,463
              Intersegment eliminations                                 -                         (623)
                                                 -------------------------       -----------------------
                                                               $   43,410                     $  40,779
                                                 =========================       =======================
         Operating loss:
              Network                                          $  (4,385)                     $ (7,091)
              shopathometv.com                                      (469)                       (1,757)
                                                 -------------------------       -----------------------
                                                               $  (4,854)                     $ (8,848)
                                                 =========================       =======================
         Depreciation and amortization:
              Network                                          $    2,353                     $   2,563
              shopathometv.com                                        568                           353
                                                 -------------------------       -----------------------
                                                               $    2,921                     $   2,916
                                                 =========================       =======================
         Interest income:
              Network                                          $      182                     $     265
              shopathometv.com                                          -                             -
                                                 -------------------------       -----------------------
                                                               $      182                     $     265
                                                 =========================       =======================
         Interest expense:
              Network                                          $    2,645                     $   2,807
              shopathometv.com                                          -                             -
                                                 -------------------------       -----------------------
                                                               $    2,645                     $   2,807
                                                 =========================       =======================
         Loss before taxes:
              Network                                          $  (6,852)                     $ (9,629)
              shopathometv.com                                      (469)                       (1,757)
                                                 -------------------------       -----------------------
                                                               $  (7,321)                     $(11,386)
                                                 =========================       =======================
         Income tax benefit:
              Network                                          $  (2,330)                     $ (3,661)
              shopathometv.com                                      (159)                         (668)
                                                 -------------------------       -----------------------
                                                               $  (2,489)                     $ (4,329)
                                                 =========================       =======================

         Total assets:                              September 30, 2001               June 30, 2001
              Network                                          $  181,785                     $ 169,624
              shopathometv.com                                      9,984                        10,393
                                                 -------------------------       -----------------------
                                                               $  191,769                     $ 180,017
                                                 =========================       =======================

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

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

         The most significant changes made by FAS 142 are:

  Goodwill and indefinite-life intangible assets will no longer be amortized and will be tested for impairment at least annually.
  Goodwill will be tested at least annually at the reporting unit level.
  The amortization period of intangible assets with finite lives is no longer limited to forty years.

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

         The Company adopted these statements July 1, 2001. The effect of such adoption was to discontinue amortization of the Company's television station license costs. Amortization of these assets totaled $2.9 million for the year ended June 30, 2001.

         The television station licenses are granted by the Federal Communications Commission, stipulating each station's operating parameters as defined by channels, effective radiated power and antenna height. In the past, these licenses have become valuable intangible assets, appreciating in value. The Company believes these intangible assets have an indefinite useful life because they are expected to generate cash flow indefinitely. Thus, the Company ceased to amortize these licenses on July 1, 2001. As of September 30, 2001, the carrying value of the FCC licenses was $89.7 million.


                      Goodwill and Other Intangible Assets

                                                              Adoption of Statement 142 for the Period Ended
                                                          September 30, 2001                  September 30, 2000
                                                          ------------------                  ------------------
                                                                                                  (Pro forma)
         Reported net income                                             (4,832)                            (10,021)
            Add back FCC license amortization,
                net of tax                                                     -                                 402
                                                       --------------------------          --------------------------
              Adjusted net income                                        (4,832)                             (9,619)
                                                       --------------------------          --------------------------

         Basic earnings per share
            Reported net income                                           (0.12)                              (0.32)
            FCC license amortization                                           -                                0.01
                                                       --------------------------          --------------------------
              Adjusted net income                                         (0.12)                              (0.31)
                                                       --------------------------          --------------------------

         Diluted earnings per share
            Reported net income                                           (0.12)                              (0.32)
            FCC license amortization                                           -                                0.01
                                                       --------------------------          --------------------------
              Adjusted net income                                         (0.12)                              (0.31)
                                                       --------------------------          --------------------------


NOTE 7 - DISCONTINUANCE OF COLLECTOR'S EDGE

         In December 2000, the Company discontinued the operations of its subsidiary and segment, Collector's Edge of Tennessee, Inc. (CET), which formerly manufactured and distributed football trading cards. The Company sold CET's assets on February 19, 2001, for $1,500, consisting of $500 in cash and a note for $1,000 due in six equal installments which was paid in full on August 15, 2001.

NOTE 8 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         Pursuant to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101), the Company changed its method of recognizing revenue on products it ships to its customers. Prior to the adoption of SAB101 the Company recognized revenue when the products were shipped to the customers, as the products were shipped FOB shipping point. Pursuant to the new guidance in SAB101 the Company now recognizes the revenue from shipments once the product is received by the customer. This change was necessitated since the Company routinely maintains risk of loss, covered by insurance, while the products are in transit. In accordance with SAB101, the Company has reduced revenue for the products which were shipped at the end of the period but not received by the customer by recording a cumulative effect of an accounting change of $1,359 (net of a tax benefit of $832) for the effects through June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Company's consolidated financial statements and related notes included elsewhere herein.

General

         The Company, founded in 1986, sells a variety of consumer products through interactive electronic media including broadcast, cable and satellite television and the Internet. The Company's products fall into three principal categories: collectibles; jewelry, beauty and fitness; and electronics. The Company produces programming in a digital format at its facilities in Nashville, Tennessee. The programming is transmitted by satellite to cable television systems, direct broadcast satellite (DBS) systems and television broadcasting stations across the country. The Company also operates a website, shopathometv.com.

Overview of Results of Operations

         The following table sets forth for the periods indicated the percentage relationship to net revenues of certain items included in the Company's Statements of Operations:

                                                                                Three Months Ended
                                                                                  September 30,

                                                                           2001               2000
                                                                           ----               ----

Net revenues                                                              100.0 %            100.0   %

Cost of goods sold (excluding items listed below)                          65.5               68.3

Salaries and wages                                                          9.9               11.4
Transponder and affiliate charges                                          18.9               20.8
Advertising                                                                 0.2                2.1
General and administrative                                                 10.0               11.9
Depreciation and amortization                                               6.7                7.2
     Total operating expenses                                             111.2              121.7

Interest income                                                             0.4                0.7
Interest expense                                                            6.1                6.9
Other income                                                                  -                  -

Net loss before income taxes                                             (16.9)             (27.9)
Income tax expense (benefit)                                              (5.8)             (10.6)

Net loss before discontinued operations                                  (11.1)             (17.3)

Discontinued operations, net of tax                                           -              (1.0)

Net loss before cumulative effect of
     accounting change                                                   (11.1)             (18.3)

Cumulative effect of accounting change                                        -              (3.3)

Net loss                                                                 (11.1)             (21.6)

Three months ended September 30, 2001 vs. three months ended September 30, 2000

         Net Revenues. The Company's net revenues for the quarter ended September 30, 2001, were $43.4 million, an increase of 6.5% from $40.8 million for the same quarter in 2000. Returns for the first quarter decreased from $15.2 million or 27.6% of sales last year to $9.3 million or 18.7% of sales this year. Chargebacks decreased from $1.3 million or 2.4% of sales last year to $0.2 million or 0.5% of sales this year. The core business of sales through the television network accounted for 90.6% of total net revenues; shopathometv.com represented 9.4% of the Company's total net revenues or $4.1 million. The increase in net revenues was primarily due to a greater number of homes reached by the television network and a reduction in returns. The improvement in returns was primarily due to lower merchandise price points and better on-air presentation.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and freight. For the quarter ended September 30, 2001, the cost of goods sold decreased as a percentage of net revenues to 65.5% from 68.3% in the comparable 2000 period. The improvement in cost of goods in relation to net revenues was due primarily to better merchandise planning and price negotiation.

         Salaries and Wages. Salaries and wages for the quarter ended September 30, 2001 were $4.3 million, a decrease of $0.3 million over the comparable 2000 quarter. Salaries and wages, as a percent of revenues, decreased to 9.9% in the 2001 period compared to 11.4% in the 2000 period. The decrease in salaries is due primarily to reduced headcount.

         Transponder and Affiliate Charges. Transponder, and affiliate charges for the quarter ended September 30, 2001 were $8.2 million, a decrease of $1.1 million or 12.0% over the comparable 2000 quarter. During the same period, FTE Cable Households grew 13.6%. The cost reduction was primarily due to renegotiation of affiliate agreements.

         General and Administrative. General and administrative expenses for the quarter ended September 30, 2001 were $4.4 million, a decrease of $0.5 million or 9.9% over the comparable 2000 quarter. The decrease was due to a variety of cost containment efforts.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended September 30, 2001 was $2.9 million, compared to $2.9 million in September 2000. (See Note 6 regarding amortization). Depreciation increased primarily due to the reduction of the useful life of certain computer hardware and software from five years to three years to better reflect the expected utility of these assets.

         Interest. Interest expense of $2.6 million decreased by $0.2 or 5.7% over the comparable period in 2000. The decrease was primarily due to a lower amount of debt outstanding.

         Liquidity and Capital Resources

         During the quarter, the Company invested in accounts receivable and inventory. Accounts receivable increased as the Company, in an effort to improve sales, expanded its use of extended payment terms for its customers. Merchandise inventory also increased as the Company reduced its reliance on drop-shipping to improve the quality and timeliness of delivery to its customers.

         The Company had $25.6 million of cash on hand at September 30, 2001. During August 2001, the Company executed and drew down a $17.5 million senior bank credit facility. This credit facility restricts the Company from issuing dividends on its common stock and has annual EBITDA requirements. Management believes that the facility, when combined with its cash position at September 30, 2001, is sufficient to fund the Company's operations during its turnaround period.

         Nevertheless, the Company has continued to experience a loss from operations. If the Company is unable to eliminate its operating losses during the balance of fiscal 2002 and beyond, additional financing or asset sales may be required. However, there can be no assurance that the Company could obtain additional financing or that asset sales could be consummated. Also, some or all of the proceeds generated by asset sales could be required to repay the Company's indebtedness.

         The Company may be required to seek to amend certain operating performance covenants in its senior credit facility if its financial performance does not meet established targets. If the Company were unable to obtain waivers or amend its senior credit facility, then the lender could require repayment of the $17.5 million as well as put the Company in default, pursuant to cross default provisions, under its $75.0 million of Senior Secured Notes. The Company believes that it would be able to either obtain waivers or amendments to its senior bank facility or obtain additional sources of funding. However, there can be no assurance that the Company will be able to obtain waivers or amendments or obtain additional funding.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may affect the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates, related to its investment of its current cash and cash equivalents of approximately $25.6 million as of September 30, 2001. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, the Company is exposed to changes in market interest rates. This risk is not considered material and the Company manages such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

         The Company is not exposed to market risk through potential interest rate fluctuation on its $75.0 million Senior Secured Notes, because interest accrues on this debt at a fixed rate. The Company does incur some market risk on its $17.5 million senior bank facility, which accrues interest at a floating rate based on LIBOR (London Interbank Offered Rate) or the lender's prime rate at the Company's option. The Company has chosen not to incur hedging expense related to this facility at this time.

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

        general economic and business conditions, both nationally and in the
                Company's markets;
        the Company's expectations and estimates concerning future financial performance and financing plans;
        anticipated trends in the Company's business;
        existing and future regulations affecting the Company's business;
        the Company's successful implementation of its business strategy; fluctuations in the Company's operating results;
        technological changes in the television and Internet industries; restrictions imposed by the terms of the Company's indebtedness; significant competition in the sale of consumer products through electronic media;
        the Company's dependence on exclusive arrangements with vendors;
        the Company's ability to achieve broad recognition of its brand names; continued employment of key personnel and the ability to hire qualified personnel; and
        legal uncertainties and possible security breaches associated with the Internet.

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

                          PART II -- OTHER INFORMATION



Item 1.  Legal Proceedings

         A lawsuit was filed against the Company in January 2000 by a former vendor, Classic Collectibles, LLC, in state Chancery Court in Chattanooga, Tennessee. The vendor alleges that the Company improperly canceled certain orders and that certain amounts it paid to the Company under a written agreement should be refunded. The vendor is claiming entitlement to alleged lost profits asserting the Company did not provide an amount of broadcast network time in 1999 that the vendor alleges was orally promised in connection with the written agreement. The Company has filed its answer and has vigorously pursued its defense of this action which is set for trial in February 2002.

         The Company is subject to routine litigation arising from the normal and ordinary operation of its business. The Company believes that such litigation is not likely to have a material adverse effect on its business.



Item 6.          Reports On Form 8-K.
                 Form 8-K Reports

                 The Company filed one report on Form 8-K during the quarter ending September 30, 2001, reporting the following:

                 Form 8-K filed July 5, 2001, reporting that on July 3, 2001, the Company sent notice to HFTP Investments L.L.C., the holder of the Warrant to Purchase Common Stock, Warrant No.: 2001-001, issued June 30, 2000, for 1,000,000 shares, and to Leonardo, L.P., the holder of the Warrant to Purchase Common Stock, Warrant No.: 2000-002, issued June 30, 2000 for 1,000,000 shares, that the exercise price for such warrants had been reset to $2.82 a share from $5.00 a share pursuant to Section to Section 2 of the Warrant Agreements.


                 Exhibits

                        Exhibit 10.69 Employment Agreement between Thomas N. Merrihew and Shop At Home, Inc., dated July 20, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOP AT HOME, INC.

By:         /s/  Frank A. Woods                      Date:   10/25/01
         -----------------------------------
         Frank A. Woods
         Co-CEO, Chairman of the Executive Committee

By:         /s/  Arthur D. Tek                       Date:   10/25/01
         -----------------------------------
         Arthur D. Tek
         Executive Vice President and Chief Financial Officer

EXHIBIT 10.69



                               THOMAS N. MERRIHEW
                              EMPLOYMENT AGREEMENT

         This Employment Agreement, dated as of July 20, 2001, is between Shop at Home, Inc., a Tennessee corporation (herein "Corporation"), and Thomas
N. Merrihew (herein "Employee").

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

         WHEREAS, the Corporation is employing the Employee to serve as its Executive Vice President for Merchandising and Sales;

         WHEREAS, the Corporation recognizes that the Employee will be a valuable employee of the Corporation who will be directly responsible for the Corporation's growth and financial success; and

         WHEREAS, the parties hereto desire to enter into a negotiated agreement for the Corporation's employment of Employee on the terms and conditions hereinafter stated, with the intention to replace all previous employment agreements, if any, written or oral, in their entirety.

         NOW, THEREFORE, for and in consideration of the premises and the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

         1. Employment and Term. The Corporation hereby employs Employee as its Executive Vice President for Merchandising and Sales and to perform such services and duties as the Shop At Home, Inc. President and Chief Executive Officer and/or the Board of Directors of the Corporation may from time to time designate during the term hereof, and Employee accepts such employment, all subject to the terms and conditions of this Agreement. Employee's employment under the terms of this Agreement shall commence on August 13, 2001, (herein "Commencement Date") and shall be for a term of two (2) years (the "Term"). Employee's employment under this Agreement shall be extended automatically for additional two (2) year terms after the initial term unless either party gives written notice to the contrary to the other at least ninety (90) days prior to commencement of the renewal term.

         2. Termination. The Corporation may terminate Employee's employment under this Agreement at any time (a) for Cause (as hereinafter defined) or (b) if Employee becomes Completely Disabled (as hereinafter defined), or (c) for convenience (without cause) as long as it complies with its obligations under
Section 4(c), 4(d) and 4(e). This Agreement shall terminate automatically upon the death of the Employee. Upon proper termination of the Employee, except as provided in subsections 4(c), 4(d) and 4(e), Employee shall not be entitled to receive any further compensation or benefits from the Corporation.

         3. Duties. Employee, during the term of this Agreement, will devote his full-time attention and energies to the diligent performance of his duties as an employee of the Corporation. During the term of this Agreement, Employee will not accept employment with any other Person, or engage in any venture for profit which the Corporation may consider to be in conflict with its best interest or to be in competition with its business or which may interfere with Employee's performance of his duties hereunder. Additionally, the Employee agrees to comply with the Corporation's policies that are generally applicable to the Corporation's employees, many of these policies being included in the Corporation's handbook, a copy of which is attached hereto as Exhibit A. These policies shall be binding on the Employee as long as the Employee is given written notice of such policies and the Employee hereby agrees to abide by such policies unless the terms of this Agreement specifically contradict the terms of the applicable policy (i.e. the Handbook says all employees are terminable at will but with the Employee herein the Corporation is subject to the terms of this Agreement), then the terms of this Agreement shall control. The Employee agrees, however, that his violation of the Corporation's generally applicable policies set out in the Corporation's handbook or otherwise distributed to the Employee in writing, including but not limited to the Corporation's policies concerning nondiscrimination, nonharrassment, the restrictions on the sell or purchase of the Corporation's stock and limitations on gifts can result in discipline up to and including termination and that termination for the violation of these policies would constitute a Termination for Cause under the terms of this Agreement.

4.       Compensation.

                  (a) Base Salary and Stock Options. The Corporation will pay to Employee as compensation for the services to be performed by him hereunder an annual salary of One Hundred and Seventy Five Thousand Dollars ($175,000) (the "Base Salary"), payable in equal installments, subject to increase from time to time by the mutual agreement of the parties hereto. Additionally, the Corporation agrees to grant the Employee as of the date this Agreement is executed one hundred twenty five thousand (125,000) stock options under its 1999 Stock Option Plan pursuant to the standard stock option agreement for Executive Vice Presidents, except that twenty five thousand (25,000) of such options shall vest immediately (the Form of the Corporation's standard stock option agreement for Executive Vice Presidents is attached hereto as Exhibit B.)

(b) Performance Incentive Compensation. Unless the Employee is terminated for Cause or resigns, the Corporation shall pay the employee Performance Incentive Compensation if certain performance goals are met as set out in the Plan that is attached to this Agreement as Exhibit C (herein "Performance Incentive Compensation Plan").

                  (c) Termination Without Cause. Contingent upon the Employee executing a release as set out in Section 11 of this Agreement, if the Corporation terminates the Employee for any reason other than Cause, Employee shall be entitled to be paid (i) his Base Salary set out herein; (ii) the pro rata share of the Performance Incentive Compensation paid in the prior Performance Incentive Compensation period for the current period, if any, and
(iii) if Employee is terminated within the first year of employment the additional lump sum payment provided for in Section 4(e) (herein collectively the "Severance'). Such Severance (except as may be provided in Section 4(e)) shall be paid over the twelve (12) month period in equal installments as paid during the Employee's regular employment with the appropriate deductions for taxes and, at the Employee's option, health and life insurance premiums as were deducted during the Employee's regular employment (the post-employment covenants set out in Section 6 hereof shall commence from the date of termination, not from the date of the pay-out of the Severance). If the Employee is terminated for Cause or resigns, the Corporation is not required to pay the Employee any additional compensation or the Severance.

                  (d) Termination Following Change of Control. Contingent upon the Employee executing a release as set out in Section 11 of this Agreement, if within twenty-four (24) months following the occurrence of a Change of Control, the Corporation elects to terminate Employee's employment hereunder for any reason other than for Cause, the Corporation shall pay Employee the Severance set out above (and in Section 4(e), if applicable). This Severance shall be paid in a lump sum payment within thirty (30) days after the date of the Employee's termination. In such a situation the Corporation shall have no duty to continue any other benefits or pay any other compensation past the date of the lump sum payment of the Severance. Again, if the Employee is terminated for Cause or resigns following a Change of Control, the Corporation is not required to pay the Employee any additional compensation or the Severance.

                  (e) Moving  Expenses.   The  Corporation  agrees  to  pay
the reasonable expense of the following items representing Employee's reasonable moving expenses in relocating to the Nashville ("Moving Expenses"):

                           [1] Packaging and  transportation  of the Employee's
                               household  items to Tennessee
                               from Southern California, including the
                               transportation costs for two vehicles;
                           [2] Temporary Corporate Housing in Tennessee to allow
                               Employee to find a house;
                           [3] Travel Expenses for Employee and his family to
                               travel twice from California;
                           [4] If necessary, storage for the Employee's
                               household items in Nashville for a maximum of three (3) months;
                           [5] The reasonable  realtor fees and closing costs
                               attributable to the Seller for selling the Employee's house in Southern California;
                           [6] Any origination fee for the Employee's new
                               mortgage up to 1 point of the Employee's new mortgage not to exceed Five Thousand Dollars ($5,000) and the reasonable closing costs attributable to the Buyer; and
                           [7] Any other reasonable moving expenses up to a
                               maximum of Six Thousand Dollars ($6,000), as long as the Employee submits the receipts for such expenses and such expenses are directly related to the Employee's move to Nashville.

         The Employee agrees to pre-clear the costs or estimated costs set out in Sections 2, 5 and 6 with Charles W. Bone and agrees to otherwise to reasonably coordinate these expenses with and to submit any requests for the payment of these expenses to the Corporation's Executive Vice President of Human Resources.

         In addition, contingent upon the Employee executing a release as set out in Section 11, should the Corporation terminate the Employee without Cause during the first year of employment, the Corporation agrees to pay the Employee as part of his severance up to the amount of the moving expenses that was paid to Employee when he moved to Nashville, not to exceed Fifty Thousand Dollars ($50,000). If the Employee is terminated for Cause or resigns he shall not be entitled to this compensation.

         5. Definitions. For purposes of this Agreement the following terms shall have the meanings specified below:

                   (a)  "Cause" shall mean any one of the following:

                           [1] The Employee commits an act of dishonesty, embezzlement or fraud against the Corporation.
                           [2] The Employee competes, in a manner prohibited by this Agreement, with the Corporation.
                           [3]      If the Employee breaches any of his
                                    obligations under this Agreement and fails or refuses to comply with the provisions of this Agreement within five (5) days after receipt of written notice from the Corporation by Employee detailing such failure or refusal and the steps necessary to remedy that failure.
                           [4] Employee is convicted of a misdemeanor involving dishonesty, breach of trust or moral turpitude, or is convicted of any felony.
                           [5] Employee engages in the use of any illegal drug.
                           [6] Any state or federal regulatory agency or court of competent jurisdiction issues an order requiring the Employee's removal from any duties or responsibilities for the Corporation.

                  (b) A "Change of Control" shall be defined as (a) the sale, lease, exchange or other transfer of all or substantially all of the assets of the Corporation (in one transaction or in a series of related transactions) to a person that is not controlled by the Corporation, (b) the approval by the Corporation's shareholders of any plan or proposal for the liquidation or dissolution of the Corporation, or (c) a change in control of the Corporation of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item I (a) of the Current Report on Form 8-K, as in effect on the effective date of this Agreement, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, whether or not the Corporation is then subject to such reporting requirements; provided, however, that, without limitation, such a Change in Control shall be deemed to have occurred at such time as (i) any Person becomes after the date of this Agreement the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of thirty (30%) or more of the combined voting power of the Corporation's outstanding securities ordinarily having the right to vote at elections of Directors or (ii) individuals who constitute the Board of Directors of the Corporation on the date of this Agreement cease for any reason to constitute at least a majority thereof, provided that any person becoming a Director subsequent to such date whose election, or nomination for election by the Corporation's shareholders, was approved by a vote of at least a majority of the Directors comprising or deemed pursuant hereto to comprise the Board on the date of this Agreement shall be, for purposes of this clause (ii), considered as though such person were a member of the Board on the date of this Agreement.

                  (d) "Corporation Business" - shall mean the business of retail sales of merchandise by sales presentations broadcast directly to potential customers over broadcast stations, by cable and by satellite television transmissions, commonly known as the "shop at home business," and shall also include but is not limited to QVC, HSN (Home Shopping Network), ShopNBC (ValueVision) and ACN (America's Collectible Network).

                  (e) The "Corporation's Territory" - shall be deemed to be North America.

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

         6.       Covenants Against Unfair Post-Termination Competition.

                  (a) Covenant Against Disclosure or Use of Confidential Information. In consideration of his employment hereunder, Employee agrees that, for a period of one (1) year immediately after the termination or expiration of his employment hereunder, for any reason, he will not:

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

                  (c) Covenant Against Post-Termination Competition. In consideration of Employee's employment by the Corporation, Employee agrees that, for a period of one (1) year immediately after the termination or expiration of his employment hereunder, for any reason, he will not, directly or indirectly, individually or on behalf of any Person:

                           [1] solicit any Account for the purpose of selling or providing to the Account products or services of the same kind as provided by the Corporation during Employee's employment by the Corporation; or
                           [2] provide services of the type provided by Employee to the Corporation to any Person which is then engaged in the Corporation Business; or
                           [3] enter into the employ of or render any service to or act in concert with any person, partnership, corporation or other entity engaged in the Corporation Business within the Corporation's Territory; or
                           [4] specifically work for any person or entity engaged in the Corporation; or
                           [5] become interested in the Corporation Business as a proprietor, partner, shareholder, director, officer, principal, agent, employee, consultant or in any other relationship or capacity; provided, that Employee may own up to five percent (5%) of the outstanding shares of any company which is a reporting company with the U.S. Securities and Exchange Commission.

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

         11. Release for Severance. Employee agrees that the Severance that the Corporation is agreeing to pay under Sections 4(c), 4(d) and 4(e) is contingent upon the Employee executing a release at that time in which the Employee will agree for himself, his heirs, personal representatives, successors and assigns for the consideration set out herein, to hereby release and forever discharge the Corporation and its subsidiaries and the Corporation's and its subsidiaries' successors, subsidiaries, assigns, affiliates, agents, representatives, employees, officers, directors, trustees and shareholders, from any causes of action or claims, demands and judgments whatsoever in law on equity, known or unknown, anticipated or unanticipated, in any federal or state court or before any federal or state commission, agency, or board, including, or asserting any claim of age, race, religion, national origin, handicap and/or sex discrimination, and/or breach of contract, and/or claim of wrongful discharge, and/or any claim arising under the Family and Medical Leave Act (other than for any claim that the Corporation has not paid the Severance owed under this Agreement, the Employee agrees that such claims, however, shall be extinguished upon the payment of such sums). The Employee agrees that the Corporation's obligations under this Agreement are contingent upon him signing a separate Release upon his termination reflecting the waivers set out above in this section, however, should the Employee not execute a release at that time, he agrees that if he accepts the compensation provided by this Agreement in Sections 4(c), 4(d) and 4(e), that he also is waiving the specific claims set out above in this Section. The Employee agrees, to the extent not prohibited by law, to refund any Severance that was paid to him as a condition precedent to bringing any actions waived as set out above. If such refund is prohibited by law from being a condition precedent to bringing any such action, Employee agrees that any compensation paid as Severance shall be a valid set off against any award or settlement of such claim, including allowing the Corporation an affirmative recovery against the Employee should such award or settlement not exceed the amount of such Severance. The Employee, if the Corporation is willing to pay the full Severance owed under this agreement, agrees to consider signing a fuller and complete release of all claims of any type against the Corporation at that time. Should the Employee not agree to sign the fuller release, he agrees, upon the Corporation's request, to detail the basis of any claim that he is aware of or should be reasonably aware of that he wishes to preserve in writing to the Corporation's General Counsel in advance of being paid the Severance. The Employee agrees that his failure to provide the Corporation's General Counsel such claims in writing if requested, or the failure to incorporate any specific claim in such submission, shall constitute an affirmative waiver of any unenumerated claims of which Employee is aware of or should be reasonably aware of at that time.

         12. Contract Nonassignable. The parties acknowledge that this Agreement has been entered into due to, among other things, the special skills of Employee, and agree that this Agreement may not be assigned or transferred by Employee, in whole or in part, without the prior written consent of the Corporation. This Agreement shall be binding and shall inure to the benefit of the Corporation and its successors and assigns.

         13. Notices. All notices, requests, demands and other communications required or permitted hereunder shall be in writing and shall be deemed to have been duly given if delivered or mailed, first class, certified mail, postage prepaid to the following addresses (Employee agrees to update the Corporation with any changes in his addresses:

                  To Corporation:  Shop At Home, Inc.
                                   5388 Hickory Hollow Parkway
                                   Antioch, Tennessee  37013
                                   Attention:  General Counsel
                                   Telephone:        (615) 263-8090
                                   Internet Address: gphillips@sath.com
                                                     ------------------

                  To Employee:     Mr. Thomas N. Merrihew
                                   29 Belcrest
                                   Laguna Niguel, California 92677
                                   Telephone:                 (949) 240-8929
                                   Internet Address: thomasmerrihew@aol.com

                   With a copy to:  Boult, Cummings & Berry, LLC
                                    414 Union Street, Suite 1600
                                    P.O. Box 198062
                                    Nashville, Tennessee 37219
                                    Attention:        Samuel D. Lipshie, Esq.
                                    Telephone:        (615) 244-2582
                                    Internet Address: slipshie@boultcummings.com
                                                      --------------------------

         14. Cumulative and Severable Nature of Rights and Agreements. Employee acknowledges and agrees that the Corporation's various rights and remedies in this Agreement are cumulative and nonexclusive of one another and that Employee's several undertakings and agreements contained herein, including, without limitation, those contained in Sections 6, 7 and 8 of this Agreement, are severable covenants independent of one another and of any other provision or covenant of this Agreement. Employee agrees that the existence of any claim by him against the Corporation, whether predicated on this Agreement or otherwise, shall not constitute a defense to enforcement by the Corporation of any or all of such provisions or covenants. If any provision or covenant, or any part thereof, of this Agreement should be held by any court to be invalid, illegal or unenforceable, either in whole or in part, such invalidity, illegality or unenforceability of the remaining provisions or covenants, or any part thereof, of this Agreement, all of which shall remain in full force and effect.

         15. Waiver. Failure of either party to insist, in one or more instances, on performance by the other in strict accordance with the terms and conditions of this Agreement shall not be deemed a waiver or relinquishment of any right granted in this Agreement or of the future performance of any such condition or of any other term or condition of this Agreement, unless such waiver is contained in a writing signed by the party making the waiver.

         16. Amendments and Modifications. This Agreement may be amended or modified only by a writing signed by both parties hereto.

         17. Execution in Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same instrument.

         18. Headings. The headings set out in this Agreement are for convenience of reference and shall not be deemed a part of this Agreement and shall not affect the meaning or construction of any of the provisions her

         19. Entire Agreement (Except Stock Option Agreements). This
Agreement (including the documents referred to herein) constitutes the entire agreement among the parties and supersedes any prior understandings, agreements, or representations by or among the parties, written or oral, to the extent they related in any way to the subject matter hereof. The Employee's Stock Option Agreements, however, are separate and apart from this Agreement and are to be governed by the terms of such Stock Option Agreements without reference to this Agreement except as specifically provided in Section 4(a) of this Agreement.

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

         21. Venue and Jurisdiction. Employee hereby agrees for himself and his properties that the courts sitting in Davidson County, Tennessee, shall have proper jurisdiction and venue over any matter arising out of this Agreement and hereby submits himself and his property to the venue and jurisdiction of such courts. Each Party waives any objection that it may now or hereafter have to the laying of venue of any such proceeding in any court located in Davidson County, Tennessee, and any claim that it may now or hereafter have that any such proceeding in such court has been brought in an inconvenient forum. Employee expressly agrees as to any action brought by him that such Davidson County courts shall herein be the exclusive and sole jurisdiction and venue for any such action and Employee agrees to waive its rights to oppose any motion to dismiss if he files a lawsuit in any court located outside of Davidson County, Tennessee.

         22. NO JURY TRIAL. EACH PARTY WAIVES ITS RIGHT TO A TRIAL BY JURY IN ANY PROCEEDING BETWEEN THE PARTIES.

         23. INJUNCTIVE RELIEF. The Employee acknowledges that any breach or violation of the Agreement, specifically the Employee covenants set our in Sections 6, 7 and 8 will result in immediate, irreparable and continuing injury to Corporation for which there will be no adequate remedy at law. Therefore, the Employee agrees that in the event of any such breach or violation or any threatened or intended breach or violation of the Agreement, Corporation and its successors and assigns shall be entitled to injunctive relief (temporary, preliminary, and permanent) to restrain such breach or violation or such threatened or intended breach or violation in addition to whatever and further legal and equitable remedies available to the Corporation. Employee specifically waives any request that the Corporation has to post any bond or security before seeking such relief.

         24. ATTORNEY FEES. If either party must bring an action against the other for any breach of this Agreement, the prevailing party in such action, as long as such party has brought such action in compliance with Sections 20, 21 and 22 of this Agreement, shall be entitled to its reasonable attorney fees and costs.

         25. Limitation of Damages. Notwithstanding any other provision of this Agreement to the contrary, CORPORATION SHALL NOT BE LIABLE TO THE EMPLOYEE UNDER THIS AGREEMENT OR OTHERWISE FOR EMPLOYEE'S SPECIAL, INDIRECT, INCIDENTAL, PERSONAL, PUNITIVE AND CONSEQUENTIAL DAMAGES ARISING FROM A BREACH OR ALLEGED BREACH OF THIS AGREEMENT, INCLUDING EMPLOYEE'S DAMAGES FOR LOST PROFITS OR INTERRUPTION OF BUSINESS, EVEN IF CORPORATION HAS BEEN INFORMED OF THE POSSIBILITY OF SUCH DAMAGES. EMPLOYEE'S ONLY REMEDY FOR A BREACH OF THIS AGREEMENT IS THE PAYMENT OF THE SUMS OWED HEREUNDER.

         26. Interpretation. The Employee acknowledges that he has received the advice of his own independent legal counsel, Mr. Sam Lipshie with the Nashville law firm Boult Cummings, in connection to the review, revision and execution of this Agreement. The parties agree that this Agreement has been fully negotiated and revised based on requests from the Employee and his counsel, therefore the parties agree that no provision of this Agreement shall be construed against or interpreted to the disadvantage of any Party by any court or other governmental or judicial authority by reason of such Party having or being deemed to have structured or drafted such provision.

         27. Informed Agreement. EMPLOYEE ACKNOWLEDGES THAT HE HAS HAD AN OPPORTUNITY TO READ AND REVIEW THIS AGREEMENT AND BY SIGNING ACKNOWLEDGES THAT HE FULLY UNDERSTANDS IT. EMPLOYEE AGREES TO THE TERMS SET OUT HEREIN FREELY, VOLUNTARILY AND WITHOUT COERCION.

   IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

EMPLOYER:                               EMPLOYEE:

SHOP AT HOME, INC.


By:  /s/                               /s/
     ------------------------------    -------------------------------
     J.D. Clinton                      Thomas N. Merrihew
     Chairman, Board of Directors      Executive Vice President for
                                       Merchandising and Sales

                                    EXHIBIT A

                         CORPORATION'S EMPLOYEE HANDBOOK

                                    EXHIBIT B

                         FORM OF STOCK OPTION AGREEMENT
                          FOR EXECUTIVE VICE PRESIDENTS

                                    EXHIBIT C

                     PERFORMANCE INCENTIVE COMPENSATION PLAN

         For the Corporation's fiscal year 2002 (July 1, 2001 through June 30,
2002), the Corporation agrees to pay the Employee a guaranteed Performance Incentive Compensation of Twenty-five Thousand ($25,000).

         Additionally, the Corporation agrees to pay the Employee additional Performance Incentive Compensation of Ten Thousand Dollars ($10,000) for every Million Dollars over Sixty Million Dollars in Gross Profits that the Corporation achieves in fiscal 2002. Gross Profits is defined consistent with the Corporation's internal definition that gross profits equals the Corporation's net revenues minus the cost of goods sold as reported in the Corporation's SEC filings.

         The parties agree to reasonably negotiate in good faith an adjustment to the Performance Incentive Compensation Plan set out above to account for a material change in the Corporation's carriage as measured by the Corporation's internal measurement of full time equivalent households ("FTE's").

         If the Employee is terminated without Cause before the payment of such Performance Incentive Compensation, then the Employee shall only be entitled to the pro rata share of the Performance Incentive Compensation set out above based on the length of time that the Employee is employed by the Corporation in fiscal 2002.

         The Performance Incentive Bonus shall be paid by the Corporation within two (2) weeks of the date on which the Corporation files its Annual Report on the Form 10K with the SEC.

         The parties agree to reasonably negotiate in good faith the Performance Incentive Compensation Plan for later years and to reduce such agreement to writing, to sign such Plan and to attach such Plan to this Agreement.