Form 10-Q
period 2001-12-31
SHOP AT HOME INC /TN/
filed 2002-02-14
CIK 810029

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


     For the Quarter Ended                    Commission File Number
       December 31, 2001                              0-25596
    -----------------------           ----------------------------------------


                               SHOP AT HOME, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


           TENNESSEE                                    62-1282758
           ---------                                    ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock $.0025 par value                        41,861,581
------------------------------            ----------------------------------
         (Title of class)                       (Shares outstanding at
                                                  February 13, 2002)

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                                      Index
              Three and Six Months Ended December 31, 2001 and 2000
   --------------------------------------------------------------------------





Part     I        FINANCIAL INFORMATION


         Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets                            3

         Condensed Consolidated Statements of Operations                  4

         Condensed Consolidated Statements of  Cash Flows                 5-6

         Notes to Condensed Consolidated Financial Statements             7-15


         Item 2 -  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        16-19

         Item 3 -  Quantitative  and  Qualitative  Disclosure
                     About  Market Risk                                   19-20

Part     II       OTHER INFORMATION

         Item 1 - Legal Proceedings                                       21

         Item 6 - Exhibits and Reports on Form 8-K                        21




                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------
                                                                               December 31,                     June 30,
                                                                                   2001                           2001
                                                                           ---------------------           -------------------
                                                                               (Unaudited)


Cash and cash equivalents                                                          $     19,924                   $    19,557
Restricted cash                                                                             357                             -
Accounts receivable - trade, net                                                          7,481                         3,103
Inventories - net                                                                        12,642                         9,953
Prepaid expenses                                                                            952                           884
Deferred tax assets                                                                       3,643                         3,177
Notes receivable                                                                              -                           380
Income tax receivable                                                                        59                           310
                                                                           ---------------------           -------------------
     Total current assets                                                                45,058                        37,364

Property and equipment - net                                                             34,779                        39,171
Deferred tax asset                                                                       14,318                         9,418
Television station licenses                                                              89,251                        89,251
Goodwill                                                                                    533                           533
Other assets                                                                              3,896                         4,280
                                                                           ---------------------           -------------------
     Total assets                                                                  $    187,835                   $   180,017
                                                                           =====================           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                              $     26,807                   $    25,784
Current portion - capital leases and long-term debt                                         741                           877
Deferred revenue                                                                          2,178                         2,124
                                                                           ---------------------           -------------------
     Total current liabilities                                                           29,726                        28,785

Capital leases                                                                              205                           484
Long-term debt                                                                           92,500                        75,000
Series A redeemable preferred stock:
   Redeemable at $10 per share, $10 par value, 1,000,000 shares authorized;
   16,088 and 16,088 shares issued and outstanding at
   December 31, 2001 and June 30, 2001, respectively                                        161                           161

Stockholders' equity:
Common stock - $.0025 par value, 100,000,000
  shares authorized; 41,860,581 and 41,815,931 shares
  issued at December 31, 2001 and June 30, 2001, respectively                               105                           105
Additional paid in capital                                                              110,976                       110,904
Notes receivable related parties                                                        (3,602)                       (3,602)
Accumulated deficit                                                                    (42,236)                      (31,820)
                                                                           ---------------------           -------------------
     Total liabilities and stockholders' equity                                    $    187,835                   $   180,017
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


                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                             (Thousands of Dollars)
----------------------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended              Six Months Ended
                                                                       December 31,                   December 31,
                                                               ------------------------------ ------------------------------
                                                                    2001           2000           2001            2000
                                                               --------------- -------------- -------------- ---------------
                                                                (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)


Net revenues                                                        $  49,213      $  46,515      $  92,623       $  87,294
Operating expenses:
     Cost of goods sold (excluding items listed below)                 31,464         29,690         59,877          57,541
     Salaries and wages                                                 4,480          4,603          8,790           9,243
     Transponder and affiliate charges                                 11,113          9,272         19,328          18,431
     General and administrative                                         5,012          5,400          9,417          10,461
     Depreciation and amortization                                      2,897          3,058          5,818           5,974
                                                               --------------- -------------- -------------- ---------------
          Total operating expenses                                     54,966         52,023        103,230         101,650
                                                               --------------- -------------- -------------- ---------------

Loss from operations                                                  (5,753)        (5,508)       (10,607)        (14,356)

Interest income                                                            89            227            271             492
Interest expense                                                      (2,796)        (3,108)        (5,441)         (5,914)
Other income                                                                -              -            (4)               4
                                                               --------------- -------------- -------------- ---------------
Loss before income taxes                                              (8,460)        (8,389)       (15,781)        (19,774)

Income tax benefit                                                      2,876          3,186          5,365           7,514
                                                               --------------- -------------- -------------- ---------------

 Loss from continuing operations before cumulative
     effect of accounting change                                      (5,584)        (5,203)       (10,416)        (12,260)

Loss from discontinued operations of CET plus applicable income tax benefit of
     $0, $123, $0
     and $368, respectively                                                 -          (200)              -           (598)

Loss on disposal of CET, plus applicable income tax
     benefit of $1,684                                                      -        (2,749)              -         (2,749)
                                                               --------------- -------------- -------------- ---------------
Loss before cumulative effect of accounting change                    (5,584)        (8,152)       (10,416)        (15,607)

Cumulative effect of accounting change plus applicable
     income tax benefit of $832 (see note 8)                                -              -              -         (1,359)
(see note  7)
                                                               --------------- -------------- -------------- ---------------

          Net loss                                                    (5,584)        (8,152)       (10,416)        (16,966)

Preferred stock accretion and dividends                                     -        (4,227)              -         (5,439)
                                                               --------------- -------------- -------------- ---------------

Net loss available for common shareholders                         $  (5,584)     $ (12,379)     $ (10,416)      $ (22,405)
                                                               =============== ============== ============== ===============

Basic loss per common share:
Loss from continuing operations                                     $  (0.13)      $  (0.27)      $  (0.25)       $  (0.53)
Loss from discontinued operations                                           -         (0.08)              -          (0.10)
Cumulative effect of accounting change                                      -              -              -          (0.05)
                                                               --------------- -------------- -------------- ---------------

Basic loss per share                                                $  (0.13)      $  (0.35)      $  (0.25)       $  (0.68)
                                                               =============== ============== ============== ===============

Diluted loss per common share:
Loss from continuing operations                                     $  (0.13)      $  (0.27)      $  (0.25)       $  (0.53)
Loss from discontinued operations                                           -         (0.08)              -          (0.10)
Cumulative effect of accounting change                                      -              -              -          (0.05)
                                                               --------------- -------------- -------------- ---------------
Diluted loss per share                                              $  (0.13)      $  (0.35)      $  (0.25)       $  (0.68)
                                                               =============== ============== ============== ===============

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 2001 and 2000
                             (Thousands of Dollars)
                                                                                      2001                        2000
                                                                                  (Unaudited)                 (Unaudited)
                                                                               -------------------         -------------------
CASH FLOW FROM OPERATING ACTIVITIES:

   Net loss                                                                          $   (10,416)                $   (16,966)
   Non-cash expenses/(income) included in net loss:
     Depreciation and amortization                                                          5,817                       5,974
     Cumulative effect of accounting change                                                     -                       1,359
     Discontinued operations                                                                    -                       4,433
     Deferred tax benefit                                                                 (5,366)                    (10,398)
     Deferred interest                                                                        579                         520
     Provision for bad debt                                                                   690                         857
     Provision for inventory obsolescence                                                       -                         202
   Changes in current and non-current items:
     Accounts receivable                                                                  (4,688)                       6,003
     Inventories                                                                          (2,689)                         787
     Prepaid expenses                                                                        (68)                         312
     Income tax receivable                                                                    251                           -
     Accounts payable and accrued expenses                                                  1,043                     (8,804)
     Deferred revenue                                                                          54                       3,562
                                                                               -------------------         -------------------
       Net cash used by operations                                                       (14,793)                    (12,159)
                                                                               -------------------         -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                                                   (1,341)                       (949)
     Net change in restricted cash                                                          (357)                       2,427
     Deposits                                                                                  25                        (47)
     Licenses                                                                                   -                       (525)
                                                                               -------------------         -------------------
       Net cash (used) provided by investing activities                                   (1,673)                         906
                                                                               -------------------         -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayments of debt and capitalized leases                                              (415)                       (445)
     Proceeds from debt                                                                    17,500                           -
     Debt issue costs                                                                       (304)                       (520)
     Preferred stock dividends                                                                  -                       (131)
     Preferred stock redemption                                                                 -                     (4,368)
     Exercise of stock options and warrants                                                    52                           6
                                                                               -------------------         -------------------
        Net cash provided (used) by financing activities                                   16,833                     (5,458)
                                                                               -------------------         -------------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                          367                    (16,711)

     Cash and cash equivalents beginning of period                                         19,557                      27,515
                                                                               -------------------         -------------------
     Cash and cash equivalents end of period                                          $    19,924                 $    10,804
                                                                               ===================         ===================


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                       SHOP AT HOME, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                   Six Months Ended December 31, 2001 and 2000
                             (Thousands of Dollars)

--------------------------------------------------------------------------------

                                                                            2001                                2000
                                                                  --------------------------          --------------------------
                                                                         (Unaudited)                         (Unaudited)


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                                       $        4,733                      $        4,909
                                                                  ==========================          ==========================


SCHEDULE OF NONCASH FINANCING ACTIVITIES

Accrued preferred stock dividends                                             $           -                       $         229
                                                                  ==========================          ==========================



Dividend on Series B preferred stock paid in
     common stock                                                             $           -                       $         264
                                                                  ==========================          ==========================



Accretion and loss on repurchase of Series B
     preferred stock                                                          $           -                      $        4,711
                                                                  ==========================          ==========================



Property and equipment acquired through capital leases                        $           -                       $         360
                                                                  ==========================          ==========================





















          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                          December 31, 2001 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All dollar values have been expressed in thousands (000s) unless otherwise noted except for per share data. The financial information included herein is unaudited for the three and six months ended December 31, 2001 and 2000; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company, necessary for a fair presentation of financial condition and results of operations of the interim periods. The condensed consolidated balance sheet data for the fiscal year ended June 30, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accounting policies followed by the Company are set forth in the Company's financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

Certain amounts in the prior periods' condensed consolidated financial statements have been reclassified for comparative purposes to conform to the current year presentation.
NOTE 2 - INVENTORY

        The components of inventory at December 31, 2001 and June 30, 2001 are as follows:


                                                                      December 31              June 30,
                                                                         2001                    2001
                                                                         ----                    ----
           Products purchased for resale                                    $  13,657              $  11,670
           Valuation allowance                                                (1,015)                (1,717)
                                                                  --------------------     ------------------
           Total                                                            $  12,642              $   9,953
                                                                  ====================     ==================


NOTE 3 - REVOLVING CREDIT AGREEMENT

On August 1, 2001, the Company obtained a $17.5 million revolving line of credit from a financial institution. The new facility matures on August 1, 2003. No principal payments are due before then except as required as certain assets are sold. The facility requires that interest be paid at least quarterly at a variable rate (6.88% currently) based on LIBOR or prime rate. The facility contains covenants restricting the sale of assets, mergers and investments and requiring that cash on hand exceed $3.0 million at all times. This credit facility restricts the Company from issuing dividends on its common stock and has cumulative quarterly requirements for earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement. The Company failed to comply with the cumulative EBITDA covenant for the six months ended December 31, 2001. The Company has been granted a waiver of the EBITDA violation within an amendment to the loan agreement from the lending financial institution. The amendment also prospectively eliminates the EBITDA covenant through June 30, 2002, and reduces the requirement thereafter.






NOTE 4 - NET LOSS PER SHARE

The following table sets forth for the periods indicated the calculation of net loss per share included in the Company's Condensed Consolidated Statements of
Operations:

                                                        Three Months Ended December 31,          Six Months Ended
                                                                                                   December 31,
                                                             2001             2000             2001            2000
                                                        ---------------- ---------------- --------------- ----------------

Numerator:
     Loss from continuing operations before
          accounting change                                 $   (5,584)       $  (5,203)     $  (10,416)      $  (12,260)
     Preferred stock accretion and dividends                          -          (4,227)               -          (5,439)
                                                        ---------------- ---------------- --------------- ----------------

     Numerator for basic and diluted earnings
          per share-loss available
          to common stockholders                            $   (5,584)       $  (9,430)     $  (10,416)      $  (17,699)
                                                        ================ ================ =============== ================

Denominator:
     Denominator for basic and diluted earnings
          per share-weighted-average shares                      41,848           34,956          41,832           33,111
                                                        ================ ================ =============== ================

Basic loss per share                                         $   (0.13)       $   (0.27)      $   (0.25)       $   (0.53)
                                                        ================ ================ =============== ================

Diluted loss per share                                       $   (0.13)       $   (0.27)      $   (0.25)       $   (0.53)
                                                        ================ ================ =============== ================

Although these amounts are excluded from the computation in loss years because their inclusion would be anti-dilutive, they are shown here for information and comparative purposes only.

a)       Employee stock options                                    4,714         3,298           4,714             3,298
b)       Warrants                                                  2,000         4,205           2,000             4,205
c)       Convertible preferred stock                                  16         5,507              16             5,507

NOTE 5 - SEGMENT DISCLOSURE

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




                             OPERATING SEGMENT DATA

                                         Three Months Ended December 31,              Six Months Ended December 31,
                                         -------------------------------              -----------------------------
                                           2001                  2000                   2001                   2000
                                           ----                  ----                   ----                   ----

Revenue:
     Network                               $     44,341          $     41,766           $      83,686          $     78,706
     shopathometv.com                             4,872                 5,402                   8,937                 9,865
     Intersegment eliminations                        -                 (653)                       -               (1,277)
                                    -------------------- --------------------- -----------------------  --------------------
                                           $     49,213          $     46,515           $      92,623          $     87,294
                                    ==================== ===================== =======================  ====================
Operating income (loss):
     Network                              $     (5,783)         $     (3,484)          $     (10,168)         $    (10,575)
     shopathometv.com                                30               (2,024)                   (439)               (3,781)
                                    -------------------- --------------------- -----------------------  --------------------
                                          $     (5,753)         $     (5,508)          $     (10,607)         $    (14,356)
                                    ==================== ===================== =======================  ====================
Depreciation and amortization:
     Network                               $      2,329          $      2,706           $       4,682          $      5,269
     shopathometv.com                               568                   352                   1,136                   705
                                    -------------------- --------------------- -----------------------  --------------------
                                           $      2,897          $      3,058           $       5,818          $      5,974
                                    ==================== ===================== =======================  ====================
Interest income:
     Network                                 $       89           $       227            $        271           $       492
     shopathometv.com                                 -                     -                       -                     -
                                    -------------------- --------------------- -----------------------  --------------------
                                             $       89           $       227            $        271           $       492
                                    ==================== ===================== =======================  ====================
Interest expense:
     Network                               $      2,796          $      3,108           $       5,441          $      5,914
     shopathometv.com                                 -                     -                       -                     -
                                    -------------------- --------------------- -----------------------  --------------------
                                           $      2,796          $      3,108           $       5,441          $      5,914
                                    ==================== ===================== =======================  ====================
Income (loss) before taxes:
     Network                              $     (8,490)         $     (6,364)          $     (15,342)         $    (15,992)
     shopathometv.com                                30               (2,025)                   (439)               (3,782)
                                    -------------------- --------------------- -----------------------  --------------------
                                          $     (8,460)         $     (8,389)          $     (15,781)         $    (19,774)
                                    ==================== ===================== =======================  ====================
Income tax expense (benefit):
     Network                              $     (2,886)         $     (2,416)          $      (5,216)         $     (6,077)
     shopathometv.com                                10                 (770)                   (149)                 1,437
                                    -------------------- --------------------- -----------------------  --------------------
                                          $     (2,876)         $     (3,186)          $      (5,365)         $     (7,514)
                                    ==================== ===================== =======================  ====================



                                                                                    December 31, 2001         June 30, 2001
                                                                               -----------------------  --------------------
Total assets:
     Network                                                                            $     178,440          $    169,624
     shopathometv.com                                                                           9,395                10,393
                                                                               -----------------------  --------------------
                                                                                        $     187,835          $    180,017
                                                                               =======================  ====================

NOTE 6 - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

        On June 29, 2001, the Financial Accounting Standards Board ("FASB" or
the "Board")  issued  two  Statements:   Statement  No. 141 (FAS  141), Business
Combinations, and Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets.

         FAS 141 primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost. FAS 141 supercedes Accounting Principles Board Opinion ("APB") 16, Business Combinations.

         The most significant changes made by FAS 141 are:

         It requires use of the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method.
         It provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill.

         FAS 141 is effective for all business combinations (as defined in the FAS 141) initiated after June 30, 2001, and for all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001, or later).

         The Company adopted FAS 141 effective July 1, 2001. The adoption of FAS 141 did not have a material effect on the Company's financial statements.

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

         The Company adopted FAS 141 effective July 1, 2001. The effect of such adoption was to discontinue amortization of the Company's television station license costs ("FCC Licenses") and goodwill. The FCC licenses are granted by the Federal Communications Commission, stipulating each station's operating parameters as defined by channels, effective radiated power and antenna height. In the past, these licenses have become valuable intangible assets, appreciating in value. The Company believes these intangible assets have an indefinite useful life because they are expected to generate cash flow indefinitely. Thus, the Company ceased to amortize these licenses on July 1, 2001. As of December 31, 2001 and June 30, 2001, the carrying value of the FCC licenses was $89.3 million.

         The Company's carrying value of goodwill of $0.5 million at December 31, 2001 is attributable to its network reporting segment. The Company completed the first step of the transitional goodwill impairment test during the quarter ended December 31, 2001 and has determined that no potential impairment exists. As a result, the Company has recognized no transitional impairment loss in connection with the adoption of FAS 142.

         The following pro forma information reconciles the net loss and loss per share reported for the three and six months ended December 31, 2000 to adjusted net loss and loss per share which reflect the adoption of FAS 142 and compares the adjusted information to the current year results:


                                                       Three Months Ended                      Six Months Ended
                                                          December 31,                           December 31,

                                                    2001                2000               2001                2000
                                                                     (Pro forma)                            (Pro forma)
                                              -----------------   ------------------  ----------------    ----------------

Reported net loss                                  $   (5,584)         $   (12,379)       $  (10,416)         $  (22,405)
   Add back FCC license and goodwill
        amortization, net of tax                             -                  402                 -                 804
                                              -----------------   ------------------  ----------------    ----------------
     Adjusted net loss                             $   (5,584)         $   (11,977)       $  (10,416)         $  (21,601)
                                              =================   ==================  ================    ================

Basic loss per share
   Reported net loss                                $   (0.13)          $    (0.35)        $   (0.25)          $   (0.68)
   FCC license and goodwill amortization                     -                 0.01                 -                0.02
                                              -----------------   ------------------  ----------------    ----------------
     Adjusted net loss                              $   (0.13)          $    (0.34)        $   (0.25)          $   (0.66)
                                              =================   ==================  ================    ================

Diluted loss per share
   Reported net loss                                $   (0.13)          $    (0.35)        $   (0.25)          $   (0.68)
   FCC license and goodwill amortization                     -                 0.01                 -                0.02
                                              -----------------   ------------------  ----------------    ----------------
     Adjusted net loss                              $   (0.13)          $    (0.34)        $   (0.25)          $   (0.66)
                                              =================   ==================  ================    ================

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

                                                        Three Months Ended December 31,          Six Months Ended
                                                                                                   December 31,
                                                             2001             2000             2000            1999
                                                        ---------------- ---------------- --------------- ----------------

                                                               -             $1,349             -             $2,519

NOTE 8 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         Pursuant to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101), the Company changed its method of recognizing revenue on products it ships to its customers in the quarter ended December 31, 2000. Prior to the adoption of SAB101 the Company recognized revenue when the products were shipped to the customers, as the products were shipped FOB shipping point. Pursuant to the new guidance in SAB101 the Company now recognizes the revenue from shipments once the product is received by the customer. This change was necessitated since the Company routinely maintains risk of loss, covered by insurance, while the products are in transit. In accordance with SAB101, the Company has reduced revenue for the products which were shipped at the end of the period but not received by the customer by recording a cumulative effect of an accounting change of $1,359 (net of a tax benefit of $832) for the effects through June 30, 2000 and restated the results of operations for the quarter ended September 30, 2000.

NOTE 9 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         The following is summarized condensed consolidating financial information for the Company, segregating the Parent from the guarantor subsidiaries of the $75,000 of 11% Senior Secured Notes. The guarantor subsidiaries are wholly owned subsidiaries of the Company and guarantees are full, unconditional, joint and several. The separate company financial statements of each guarantor subsidiary have not been included herein because management does not believe that their inclusion would be more meaningful to investors than the presentation of the condensed consolidating financial information presented below.



                        CONSOLIDATING BALANCE SHEET DATA
                                              December 31, 2001                                 June 30, 2001
                                              -----------------                                 -------------
                                                  Guarantor                                       Guarantor
                                   Parent       Subsidiaries   Consolidated(1)     Parent       Subsidiaries   Consolidated(1)

Assets:
Cash and cash equivalents         $   19,881         $      43        $19,924       $   19,562       $     (5)       $   19,557
Restricted cash                          357                 -            357                -               -                -
Accounts receivable                   45,026                 1          7,481           39,011              10            3,103
Inventories                           12,642                 -         12,642            9,953               -            9,953
Prepaid expenses                         905                47            952              873              11              884
Deferred tax assets                    3,643                 -          3,643            3,177               -            3,177
Notes receivable                           -                 -              -              380               -              380
Income tax receivable                     59                 -             59              310               -              310
                               -------------- ----------------- -------------- ---------------- --------------- ----------------
Total current assets                  82,513                91         45,058           73,266              16           37,364

Property and equipment,
     net                              28,986             5,793         34,779           33,522           5,649           39,171
Deferred tax assets                   14,318                 -         14,318            9,418               -            9,418
Television station licenses                -            89,251         89,251                -          89,251           89,251
Goodwill                                 528                 5            533              528               5              533
Other assets                           3,826                70          3,896            4,128             152            4,280
Investment in subsidiaries            23,816                 -              -           23,816               -                -
                               -------------- ----------------- -------------- ---------------- --------------- ----------------
Total assets                      $  153,987       $    95,210     $  187,835       $  144,678      $   95,073       $  180,017
                               ============== ================= ============== ================ =============== ================

Liabilities and
    Stockholders' Equity:
Accounts payable and
    accrued expenses              $   26,250       $    61,919     $   26,807       $   25,425      $   60,073        $  25,784
Current portion--capital
    leases and long-term
    debt                                 741                 -            741              877               -              877
Deferred revenue                       2,178                 -          2,178            2,124               -            2,124
                               -------------- ----------------- -------------- ---------------- --------------- ----------------
Total current liabilities             29,169            61,919         29,726           28,426          60,073           28,785

Long-term debt including
     capital leases                   92,705                 -         92,705           75,484               -           75,484
Deferred income taxes                      -            17,216              -                -          17,194                -
Redeemable preferred
    stock                                161                 -            161              161               -              161
Common stock                             105                 -            105              105               -              105
Additional paid-in capital           110,976                 -        110,976          110,904               -          110,904
Notes receivable                     (3,602)                 -        (3,602)          (3,602)               -          (3,602)
Accumulated deficit                 (75,527)            16,075       (42,236)         (66,800)          17,806         (31,820)
                               -------------- ----------------- -------------- ---------------- --------------- ----------------
Total liabilities and
     stockholders' equity         $  153,987       $    95,210     $  187,835       $  144,678      $   95,073       $  180,017
                               ============== ================= ============== ================ =============== ================

(1)       Intercompany balances have been eliminated in the consolidated totals.





                      Consolidating Statement of Operations


                                                          For the Three Months Ended:
                                         December 31, 2001                            December 31, 2000
                               Parent        Guarantor     Consolidated      Parent       Guarantor     Consolidated
                                            Subsidiaries        (1)                      Subsidiaries       (1)
                            -------------- --------------- -------------- ------------- --------------- -------------

Net revenues                    $  47,048       $   2,165      $  49,213     $  44,255       $   2,260     $  46,515
Cost of goods sold                 31,464               -         31,464        29,690               -        29,690
Operating expenses                 21,426           2,076         23,502        19,791           2,542        22,333
                            -------------- --------------- -------------- ------------- --------------- -------------
Loss from continuing
   operations                     (5,842)              89        (5,753)         5,227           (282)       (5,508)
Interest income                        89               -             89           227               -           227
Interest expense                  (2,796)               -        (2,796)       (3,108)               -       (3,108)
                            -------------- --------------- -------------- ------------- --------------- -------------
Other income (expense)                  -               -              -             -               -             -
                            -------------- --------------- -------------- ------------- --------------- -------------
Loss before  taxes                (8,549)              89        (8,460)       (8,107)           (282)       (8,389)
Income tax expense
   (benefit)                      (2,906)              30        (2,876)       (3,079)               -       (3,186)
                            -------------- --------------- -------------- ------------- --------------- -------------
Income (loss) before
   discontinued operations        (5,643)              59        (5,584)       (5,028)           (107)       (5,203)
Discontinued operations                 -               -              -             -         (2,949)       (2,949)
Cumulative effect of
   accounting change                    -               -              -             -               -             -
                            -------------- --------------- -------------- ------------- --------------- -------------
Net loss                       $  (5,643)        $     59     $  (5,584)    $  (5,028)     $   (3,124)    $  (8,152)
                            ============== =============== ============== ============= =============== =============


(1)      Intercompany balances have been eliminated in the consolidated totals.





            Consolidating Statement of Operations and Cash Flow Data


                                                           For the Six Months Ended:
                                         December 31, 2001                            December 31, 2000
                               Parent        Guarantor     Consolidated      Parent       Guarantor     Consolidated
                                            Subsidiaries        (1)                      Subsidiaries       (1)
                            -------------- --------------- -------------- ------------- --------------- -------------

Net revenues                    $  88,294      $    4,329      $  92,623     $  82,775       $   4,519     $  87,294
Cost of goods sold                 59,877                         59,877        57,541                        57,541
Operating expenses                 39,090           4,263         43,353        39,031           5,078        44,109
                            -------------- --------------- -------------- ------------- --------------- -------------
Loss from continuing
   operations                    (10,673)              66       (10,607)      (13,797)           (559)      (14,356)
Interest income                       270               1            271         (492)               -           492
Interest expense                  (5,441)               -        (5,441)       (5,913)             (1)       (5,914)
                            -------------- --------------- -------------- ------------- --------------- -------------
Other income (expense)                (4)               -            (4)             4               -             4
                            -------------- --------------- -------------- ------------- --------------- -------------
Income (loss) before
   taxes                         (15,848)              67       (15,781)      (19,214)           (560)      (19,774)
Income tax expense
   (benefit)                      (5,388)              23        (5,365)       (7,301)           (213)       (7,514)
                            -------------- --------------- -------------- ------------- --------------- -------------
Income (loss) before
   discontinued operations       (10,460)              44       (10,416)      (11,913)           (347)      (12,260)
Discontinued operations                 -               -              -             -         (3,347)       (3,347)
Cumulative effect of
   accounting change                    -               -              -       (1,359)               -       (1,359)
                            -------------- --------------- -------------- ------------- --------------- -------------
Net loss                      $  (10,460)        $     44     $ (10,416)    $ (13,272)     $   (3,694)    $ (16,966)
                            ============== =============== ============== ============= =============== =============
CASH FLOWS
Cash provided by
   (used in) operations       $  (15,280)       $     487     $ (14,793)    $ (12,641)        $    482    $ (12,159)
Cash provided by
   (used in) investing
    activities                    (1,234)           (439)        (1,673)           929            (23)           906
Cash provided by
    (used in) financing
    activities                     16,833               -         16,833       (5,458)               -       (5,458)
                            -------------- --------------- -------------- ------------- --------------- -------------
Increase (decrease) in
    cash                              319              48            367      (17,170)             459      (16,711)
Cash at beginning of
    period                         19,562             (5)         19,557        27,992           (477)        27,515
                            -------------- --------------- -------------- ------------- --------------- -------------
Cash at end of period           $  19,881        $     43      $  19,924     $  10,822       $    (18)     $  10,804
                            ============== =============== ============== ============= =============== =============


(1) Intercompany balances have been eliminated in the consolidated totals

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Company's condensed consolidated financial statements and related notes included elsewhere herein.

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

Overview of Results of Operations

         The following table sets forth for the periods indicated the percentage relationship to net revenues of certain items included in the Company's Statements of Operations:

                                                     Three Months Ended December 31,          Six Months Ended December 31,
                                                                2001               2000               2001               2000

Net revenues                                                  100.0%               100.0%            100.0%              100.0%

Cost of goods sold (excluding items listed
     below)                                                     63.9                 63.8              64.6                65.9

Salaries and wages                                               9.1                  9.9               9.4                10.6
Transponder and affiliate charges                               22.6                 19.9              20.9                21.1
General and administrative                                      10.2                 11.6              10.2                12.1
Depreciation and amortization                                    5.9                  6.6               6.3                 6.8
     Total operating expenses                                  111.7                111.8             111.4               116.5

Interest income                                                  0.2                  0.5               0.3                 0.6
Interest expense                                               (5.7)                (6.7)             (5.9)               (6.8)
Other income                                                       -                    -                 -                   -

Loss before income taxes                                      (17.2)               (18.0)            (17.0)              (22.7)
Income tax benefit                                             (5.9)                (6.8)             (5.8)               (8.6)

Loss from continued operations before
    cumulative effect of accounting change                    (11.3)               (11.2)            (11.2)              (14.1)

Discontinued operations, net of tax                                -                (6.3)                 -               (3.8)

Loss before cumulative effect of
     accounting change, net of tax                            (11.3)               (17.5)            (11.2)              (17.9)

Cumulative effect of accounting change                             -                    -                 -               (1.5)

Net loss                                                      (11.3)               (17.5)            (11.2)              (19.4)
--------------------------------------------------------------------------------------------------------------------------------

Three months ended December 31, 2001 vs. three months ended December 31, 2000

         Net Revenues. The Company's net revenues for the quarter ended December 31, 2001, were $49.2 million, an increase of 5.8% over $46.5 million in the prior year. Returns decreased from $16.5 million or 27.1% of sales for the quarter ended December 31, 2000 to $9.7 million or 17.6% of sales this quarter. Chargebacks decreased from $0.7 million or 1.2% of sales for the quarter ended December 31, 2000 to $0.1 million or 0.3% of sales this quarter. Merchandise sales were negatively impacted by the retail slowdown which began before September 11, 2001, and deepened thereafter, as well as by the de-emphasis in the Company's marketing of sports memorabilia, historically a major component of the overall product mix. These negative effects were partly offset by the successful launch of the Network on DirecTV, the largest DBS system, in late October 2001.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and related shipping charges. For the quarter ended December 31, 2001, the cost of goods sold remained constant as a percentage of net revenues at 63.9% in comparison to the prior year. The cost of goods was $31.5 million for the quarter ended December 31, 2001 compared to $29.7 million for the quarter ended December 31, 2000.

         Salaries and Wages. Salaries and wages for the quarter ended December 31, 2001 were $4.5 million, representing a small decrease from the prior year. Salaries and wages, as a percent of revenues, decreased to 9.1% in the 2001 period compared to 9.9% in the prior year due to cost management efforts regarding headcount.

         Transponder and Affiliate Charges. Transponder and affiliate charges for the quarter ended December 31, 2001 were $11.1 million, an increase of $1.8 million or 19.9% from the comparable 2000 quarter. During the same period, the average number of full-time equivalent households reached grew 39.5%. The addition of DirecTV was the primary contributor to the increase in households and affiliate charges.

         General and Administrative. General and administrative expenses for the quarter ended December 31, 2001 were $5.0 million, a decrease of $0.4 million or 7.2% from the prior year. The decrease was due to a variety of cost containment efforts.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended December 31, 2001 was $2.9 million, compared to $3.1 million in the prior year. The decrease was due to the elimination of amortization of television station license costs, offset by an increase in depreciation primarily due to the reduction of the useful life of certain computer hardware and software from five years to three years to better reflect the expected utility of these assets.

         Interest. Interest expense of $2.8 million decreased by $0.3 million or 10.0% from the prior year. The decrease is primarily due to interest associated with a lower average level of bank debt and associated interest rates.

         Income Tax Benefit. Income tax benefit from continuing operations was $2.9 million for the quarter ended December 31, 2001 versus $3.2 million in the prior year primarily due to the changes in the Company's effective tax rate. The change in the effective tax rate is primarily due to a full valuation allowance provided against the Company's state net operating loss carry forwards.

Six months ended December 31, 2001 vs. six months ended December 31, 2000

         Net Revenues. The Company's net revenues for the period ended December 31, 2001, were $92.6 million, an increase of 6.1% over $87.3 million in the prior year. Returns decreased from $31.7 million or 27.3% of sales last year to $19.1 million or 18.1% of sales this year. Chargebacks decreased from $2.0 million or 1.8% of sales last year to $0.4 million or 0.4% of sales this year. Merchandise sales were negatively impacted by the retail slowdown which began before September 11, 2001 and deepened thereafter, as well as the de-emphasis in the Company's marketing of sports memorabilia, historically a major component of overall product mix. These negative effects were partly offset by the successful launch of the Network on DirecTV, the largest DBS system, in late October 2001.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and related shipping charges. For the period ended December 31, 2001, the cost of goods sold decreased as a percentage of net revenues to 64.6% from 65.9% in the prior year. The cost of goods was $59.9 million for the period ended December 31, 2001 compared to $57.5 million for the period ended December 31, 2000. The improvement in cost of goods in relation to net revenues was due to better merchandise planning and price negotiations.

         Salaries and Wages. Salaries and wages for the period ended December 31, 2001 were $8.8 million, a decrease of $0.5 million or 5.0% over the comparable 2000 period. Salaries and wages, as a percent of revenues, decreased to 9.5% in the 2001 period compared to 10.6% in the prior year. The decrease was primarily due to reduced employee headcount and open executive positions.

         Transponder and Affiliate Charges. Transponder and affiliate charges for the period ended December 31, 2001 were $19.3 million, an increase of $0.9 million or 4.9% over the comparable 2000 period. During the same period, the average number of full-time equivalent households grew 28.5%. The addition of DirecTV was the primary contributor to the increase in households and affiliate charges.

         General and Administrative. General and administrative expenses for the quarter ended December 31, 2001 were $9.4 million, a decrease of $1.0 million or 10.0% from the prior year. The decrease was due to a variety of cost containment efforts.

         Depreciation and Amortization. Depreciation and amortization for the period ended December 31, 2001 was $ 5.8 million compared to $6.0 million in the prior year. The decrease was due to the elimination of amortization of television station license costs, offset by an increase in depreciation primarily due to the reduction of the useful life of certain computer hardware and software from five years to three years to better reflect the expected utility of these assets.

         Interest. Interest expense of $5.4 million decreased by $0.5 million or 8.0% from the prior year. The decrease is primarily due to a lower average level of bank debt and associated interest rates.

         Income Tax Benefit. Income tax benefit from continuing operations was $5.4 million for the period ended December 31, 2001 versus $7.5 million in the prior year primarily due to the change in the Company's effective tax rate. The change in the effective tax rate is primarily due to a full valuation allowance provided against the Company's state net operating loss carry forwards.

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

         The Company had $19.9 million of cash on hand at December 31, 2001. During August 2001, the Company executed and drew down a $17.5 million senior credit facility. This credit facility restricts the Company from issuing dividends on its Common Stock and has quarterly EBITDA requirements. The Company failed to comply with the EBITDA covenant for the six months ended December 31, 2001. The Company has been granted a waiver of the EBITDA violation from the lender. The waiver also prospectively eliminates the EBITDA covenant through June 30, 2002, and reduces the requirement thereafter.

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

         New Accounting Pronouncements

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which provides clarifications of certain implementation issues within FAS No. 121 along with additional guidance on the accounting for the impairment or disposal of long-lived assets. FAS 144 supersedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amended APB 30, "Reporting the Effects of Disposal of a Segment of a Business." FAS 144 develops one accounting model (based on the model in FAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and early application is encouraged. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may affect the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates related to its investment of its current cash and cash equivalents (including restricted cash) of approximately $20.3 million as of December 31, 2001. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, the Company is exposed to changes in market interest rates. This risk is not considered material and the Company manages such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

         The Company is not exposed to market risk through potential interest rate fluctuation on its $75.0 million Senior Secured Notes, because interest accrues on this debt at a fixed rate. The Company does incur some market risk on its $17.5 million senior facility, which accrues interest at a floating rate based on LIBOR (London Interbank Offered Rate) or the lender's prime rate at the Company's option. The Company has chosen not to incur hedging expense related to this facility at this time.

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

                          PART II -- OTHER INFORMATION



Item 1.           Legal Proceedings

                   A lawsuit was filed against the Company in January 2000 by a former vendor, Classic Collectibles, LLC, in state Chancery Court in Chattanooga, Tennessee. The vendor alleges that the Company improperly canceled certain orders and that certain amounts it paid to the Company under a written agreement should be refunded, and that certain amounts were left owing on the account. In connection with alleged breach of the written agreement, the vendor is claiming entitlement to alleged lost profits in an amount of approximately $2 million, asserting the Company did not provide an amount of broadcast network time in 1999 that the vendor alleges was orally promised in connection with the written agreement. The Company believes the "lost profits" claim is speculative and unlikely to be awarded. The Company has filed its answer and has vigorously pursued its defense of this action which is set for trial in May 2002.

         The Company is subject to routine litigation arising from the normal and ordinary operation of its business. The Company believes that such litigation is not likely to have a material adverse effect on its business.

Item 6.          Reports On Form 8-K.

                 The Company filed two reports on Form 8-K during the quarter ending December 31, 2001, reporting the following:

                 Form 8-K filed October 30, 2001, reporting that on October 25, 2001, the Company held a conference call to discuss the Company's financial results for the first quarter of its fiscal year 2002, ending September 30, 2001. These results were filed with the SEC on Form 10-Q on October 25, 2001. The Company has elected to voluntarily file a copy of this transcript on the Form 8-K to ensure that the contents of such conference call are fully disseminated and that any investor of Shop At Home, Inc. has full access to such transcript.

                 Form 8-K filed November 9, 2001, reporting that on November 7, 2001, the Company dismissed PricewaterhouseCoopers LLP as its independent accountants. The decision to change independent accountants was prompted when the Company was notified that the accountants' Nashville, Tennessee office would be closing. The Company has engaged Deloitte & Touche LLP as its new principal independent accountants effective November 7, 2001.



                 Exhibits

                            Exhibit 10.70 Employment Agreement between Bennett Scott Smith and Shop At Home, Inc., dated November 22, 2001

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOP AT HOME, INC.

By:         /s/  Frank A. Woods                      Date:  __________
         -----------------------------------
         Frank A. Woods
         Co-CEO, Chairman of the Executive Committee

By:         /s/  Arthur D. Tek                       Date:  __________
         -----------------------------------
         Arthur D. Tek
         Executive Vice President and Chief Financial Officer