Form 10-Q/A
period 2001-12-31
SHOP AT HOME INC /TN/
filed 2002-02-14
CIK 810029

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q/A
                                (Amendment No. 1)

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



                 Exhibits

                            Exhibit 10.70 Employment Agreement between Bennett Scott Smith and Shop At Home, Inc., dated November 22, 2001

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOP AT HOME, INC.

By:         /s/  Frank A. Woods                         2/14/02
         -----------------------------------    Date:  __________
         Frank A. Woods
         Co-CEO, Chairman of the Executive Committee

By:         /s/  Arthur D. Tek                          2/14/02
         -----------------------------------    Date:  __________
         Arthur D. Tek
         Executive Vice President and Chief Financial Officer

Exhibit 10.70


                               BENNETT SCOTT SMITH
                              EMPLOYMENT AGREEMENT


     This Employment Agreement, executed on December 7, 2001, to be effective as of November 22, 2001, is between Shop At Home, Inc., a Tennessee corporation (herein "Corporation"), and Bennett Scott Smith (herein "Employee").


                              W I T N E S S E T H:

     WHEREAS, the Corporation engages in the business of the retail sale of merchandise by sales presentations broadcast and distributed directly to potential customers by cable, broadcast and satellite television transmissions and by Internet, commonly known as the "shopping home business," and in the business of the ownership and operation of television stations;

     WHEREAS, the Corporation is employing the Employee to serve as its Executive Vice President for Strategic Planning;

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

     NOW, THEREFORE, for and in consideration of the premises and the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

1. Employment and Term. The Corporation hereby employs Employee as its Executive Vice President for Strategic Planning and to perform such services and duties as the Shop At Home, Inc. President and Chief Executive Officer(s) and/or the Board of Directors of the Corporation may from time to time designate during the term hereof, and Employee accepts such employment, all subject to the terms and conditions of this Agreement. Employee's employment under the terms of this Agreement shall commence on November 22, 2001, (herein "Commencement Date") and shall be for a term of three (3) years (the "Term"). Employee's employment under this Agreement shall be extended automatically for additional two (2) year terms after the initial term unless either party gives written notice to the contrary to the other at least ninety (90) days prior to commencement of the renewal term.
2. Termination. The Corporation may terminate Employee's employment under this Agreement at any time (a) for Cause or (b) if Employee becomes Completely Disabled, or (c) Without Cause as long as it complies with its obligations under Section 4(c), 4(d) and 4(e). This Agreement shall terminate automatically upon the death of the Employee. Upon proper termination of the Employee, except as provided in Sections 4(c), 4(d) and 4(e), Employee shall not be entitled to receive any further compensation or benefits from the Corporation.

3. Duties. Employee, during the term of this Agreement, will devote his full-time attention and energies to the diligent performance of his duties as an employee of the Corporation. During the term of this Agreement, Employee will not accept employment with any other Person, or engage in any venture for profit which the Corporation may reasonably consider to be in conflict with its best interest or to be in competition with its business or which may interfere with Employee's performance of his duties hereunder. Additionally, the Employee agrees to comply with the Corporation's policies that are generally applicable to the Corporation's employees, many of these policies being included in the Corporation's handbook, a copy of which is attached hereto as Exhibit A. These policies shall be binding on the Employee as long as the Employee is given written notice of such policies and the Employee hereby agrees to abide by such policies unless the terms of this Agreement specifically contradict the terms of the applicable policy (e.g. the Handbook says all employees are terminable at will, however, with respect to the Employee herein the Corporation is subject to the terms of this Agreement), then the terms of this Agreement shall control. The Employee agrees, however, that his violation of the Corporation's generally applicable policies set out in the Corporation's handbook or otherwise distributed to the Employee in writing, including but not limited to the Corporation's policies concerning nondiscrimination, nonharrassment, the restrictions on the sale or purchase of the Corporation's stock and limitations on gifts can result in discipline up to and including termination and that termination for the violation of these policies would constitute a Termination for Cause under the terms of this Agreement, provided that the Corporation provides the Employee written notice of any such violation and offers the Employee ten (10) days to "cure" any violation that can reasonably be cured.

4.   Compensation.

(a)  Base Salary and Stock Options.

(i) Base Salary. The Corporation will pay to Employee as compensation for the services to be performed by him hereunder an annual salary of One Hundred and Seventy Five Thousand Dollars ($175,000) (the "Base Salary"), payable in equal installments, subject to increase from time to time by the mutual agreement of the parties hereto.

(ii) Stock Options. Additionally, the Corporation agrees to grant the Employee options to purchase One Hundred and Fifty Thousand (150,000) shares of the Corporation's Common Stock under its 1999 Stock Option Plan (herein "Plan") when such option grant is approved by the Corporation's Stock Option Committee. The parties agree that such options shall be priced based on the closing price on that date of the Corporation's stock as reported by NASDAQ on the day that the Stock Option Committee approves such grant. This grant shall be made using the standard stock option agreement for Executive Vice Presidents, except that one-third (1/3) of these options shall vest upon grant, an additional one-third (1/3) shall vest upon the first anniversary date of the grant and the final one-third (1/3) shall vest upon the second anniversary date of the grant (the Form of the Corporation's standard stock option agreement for Executive Vice Presidents is attached hereto as Exhibit B.)

(b)  Performance      Incentive      Compensation     and     Stock     Options.
     ----------------------------------------------------

(i) Performance Incentive Compensation. The Corporation shall pay the Employee Performance Incentive Compensation as defined herein. The Performance
     Incentive Compensation, if any, is to be paid at the same time as the "Bonus" is paid under the CEO Employment Agreement as defined therein.

(ii) Performance Incentive Stock Options. The parties also agree that if the Employee meets certain individual performance criteria that he shall be granted upon each anniversary date of this Agreement (including any renewal terms) a number of stock options, herein the Performance Incentive Stock Options, up to but not exceeding options to purchase up to One Hundred Thousand (100,000) shares of the Corporation's Common Stock per year from the Plan (if available at such time), on the standard Executive Vice President form for such agreements, except that one-third (1/3) of these options shall vest upon grant, an additional one-third (1/3) shall vest upon the first anniversary date of the grant and the final one-third (1/3) shall vest upon the second anniversary date of the grant. The performance criteria to be used in determining whether the Employee shall be granted any Performance Incentive Stock Options and the number of such options to be granted, shall be mutually agreed by the Corporation's Co-Chief Executive Officers and the Employee, with the approval of the Corporation's Stock Option Committee, within ninety (90) days of this Agreement. The parties agree that once the performance criteria for the Performance Incentive Stock Options are finalized, that such criteria are to be reduced to writing, signed by both parties, approved by the Corporation's Stock Option Committee and attached to this Agreement as Exhibit C (herein "Performance Incentive Compensation Stock Option Plan"). If for any reason the options are not available under the Plan, the parties agree to work in good faith to grant the Employee options or comparable securities in the same number and at the same exercise price to the extent possible.

(c) Termination Without Cause. Contingent upon the Employee executing a release as set out in Section 11 of this Agreement, if the Corporation terminates the Employee Without Cause, Corporation shall pay the Employee (i) the greater of (a) his annual Base Salary set out herein or (b) the future Base Salary for the rest of the term of this Agreement, (ii) the Employee's Earned Performance Incentive Compensation, if any, for the year in which he was terminated and (iii) if Employee is terminated within the first year of employment the additional lump sum payment provided for in Section 4(e)(ii) ((i)(ii) and (iii) herein collectively the "Severance'). The Severance specified in (i) and (iii)(if any) above shall be paid in a lump sum payment within thirty (30) days after the date of the Employee's termination. The Severance specified in (ii) above, if any, shall be paid at the same time the "Bonus" is paid under the CEO Employment Agreement. If the Employee is terminated for Cause or resigns, the Corporation is not required to pay the Employee any additional compensation or the Severance.

(d) Termination Without Cause Following Change of Control. Contingent upon the Employee executing a release as set out in Section 11 of this Agreement, if within twenty-four (24) months following the occurrence of a Change of Control, the Corporation elects to terminate Employee's employment hereunder Without Cause, the Corporation shall pay Employee the Severance set out in Section 4(c) above (and in Section 4(e)(ii), if applicable). Again, if the Employee is terminated for Cause or resigns following a Change of Control, the Corporation is not required to pay the Employee any additional compensation or the Severance.


(e) (i) Moving Expenses. The Corporation agrees to pay the reasonable expense of the following items representing Employee's reasonable moving expenses in relocating to the Nashville ("Moving Expenses"):

                           [1]      Packaging and transportation of the
                                    Employee's household items to Tennessee from Atlanta, Georgia, including the transportation costs for two vehicles;
                           [2] Temporary Corporate Housing in Tennessee until such time as Employee shall have closed on the sale of his primary residence in Atlanta and moved into his new principal residence in Nashville not to exceed ninety
                                    (90) days;
                           [3] Travel Expenses for Employee to visit his immediate family in Atlanta and for his immediate family to visit him in Nashville on a reasonable basis until Employee's family moves into Employee's new principal residence in Nashville;
                           [4] If necessary, storage for the Employee's household items and personal belongings in Nashville for a maximum of ninety (90) days;
                           [5] The reasonable realtor fees and closing costs attributable to the Seller for selling the
                                    Employee's house in Atlanta, Georgia;
                           [6]      Any reasonable charges incurred in
                                    connection with the Employee's financing of his new primary residence in Nashville, Tennessee, and the Employee's reasonable attorney fees in reviewing and negotiating this Agreement and in reviewing certain real estate contracts and closing documents involving the purchase of the Employee's residence, all of these expenses not to exceed Fifteen Thousand Dollars ($15,000); and
                           [7] Any other reasonable moving expenses and dining expenses, including his family's dining expenses when visiting the Employee, until the Employee moves into his new primary residence in Nashville (a per diem of One Hundred Dollars ($100.00) for dining expenses allowed without the requirement of receipts) up to a maximum of Six Thousand Dollars ($6,000), as long as the Employee submits the receipts for such expenses and such expenses are directly related to the Employee's move to Nashville or dining expenses.

     The Employee agrees to pre-clear the costs or estimated costs set out above with the Corporation's Co-CEO, Frank A. Woods, and agrees to otherwise to reasonably coordinate these expenses with and to submit any requests for the payment of these expenses to the Corporation's Vice President of Human Resources.

(ii) Moving Expenses Following a Termination Without Cause. Contingent upon the Employee executing a release as set out in Section 11, should the Corporation terminate the Employee Without Cause during the first year of employment, the Corporation agrees to pay the Employee as part of his severance up to the amount of the Moving Expenses that was paid to Employee when he moved to Nashville, not to exceed Fifty Thousand Dollars ($50,000). If the Employee is terminated for Cause or resigns he shall not be entitled to this compensation.

5. Definitions. For purposes of this Agreement the following terms shall have the meanings specified below:

(a)  "Cause" shall mean any one of the following:

[1] The Employee commits an act of dishonesty, embezzlement or fraud against the Corporation; or
[2] The Employee competes, in a manner prohibited by this Agreement, with the Corporation; or
[3] If the Employee breaches any of his obligations under this Agreement and fails or refuses to comply with the provisions of this Agreement within ten
     (10) days after receipt of written notice from the Corporation by Employee detailing such failure or refusal and the steps necessary to remedy that failure; or
[4] Employee is convicted of a misdemeanor involving dishonesty, breach of trust or moral turpitude, or is convicted of any felony; or
[5]  Employee engages in the use of any illegal drug; or
[6] Employee is impaired in the performance of his duties or is excessively absent from work due to an addiction or an apparent addiction to alcohol, another chemical substance or a particular behavior, and the Board of
     Directors determines that such addiction or apparent addiction has substantially impaired the Employee's performance of his duties and has caused or threatens to cause significant harm to the operations of the Corporation; or
[7] Any state or federal regulatory agency or court of competent jurisdiction issues an order requiring the Employee's removal from any duties or responsibilities for the Corporation.

(b) "Change of Control" shall be defined as (a) the sale, lease, exchange or other transfer of all or substantially all of the assets of the Corporation (in one transaction or in a series of related transactions) to a person that is not controlled by the Corporation, (b) the approval by the Corporation's shareholders of any plan or proposal for the liquidation or dissolution of the Corporation, or
(c) a change in control of the Corporation of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item I (a) of the Current Report on Form 8-K, as in effect on the effective date of this Agreement, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, whether or not the Corporation is then subject to such reporting requirements; provided, however, that, without limitation, such a Change in Control shall be deemed to have occurred at such time as (i) any Person becomes after the date of this Agreement the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of thirty percent (30%) or more of the combined voting power of the Corporation's outstanding securities ordinarily having the right to vote at elections of Directors or (ii) individuals who constitute the Board of Directors of the Corporation on the date of this Agreement cease for any reason to constitute at least a majority thereof, provided that any person becoming a Director subsequent to such date whose election, or nomination for election by the Corporation's shareholders, was approved by a vote of at least a majority of the Directors comprising or deemed pursuant hereto to comprise the Board on the date of this Agreement shall be, for purposes of this clause (ii), considered as though such person were a member of the Board on the date of this Agreement.

(d) "Corporation Business" shall mean the business of retail sales of merchandise by sales presentations broadcast directly to potential customers over broadcast stations, by cable and by satellite television transmissions, commonly known as the "shop at home business," and shall also include but is not limited to QVC, HSN (Home Shopping Network), ShopNBC (ValueVision) and ACN (America's Collectible Network).

(e)  "Corporation's Territory" shall be deemed to be North America.

(f) "Complete Disability" shall mean Employee's inability, due to illness, accident or any other physical or mental incapacity, to perform the duties provided for herein for an aggregate of ninety (90) days within any period of two hundred forty (240) consecutive days.

(g) "Confidential Information" means names, addresses, telephone numbers, contact persons and other identifying information relating to Accounts and information with respect to the needs and requirements of Accounts for the Corporation's products and services; rate and price information on products and services provided by the Corporation to its Accounts; all business records and personnel data relating to the Corporation's employees, including compensation arrangements of such employees; any trade secrets or other confidential information licensed to, obtained, developed or purchased or otherwise possessed by the Corporation or licensed by the Corporation to others; any other trade secrets or confidential information used or obtained by Employee in the course of his employment hereunder from any officer, employee, agent or representative of the Corporation or any division, subsidiary or affiliate of the Corporation or otherwise, information contained in any confidential documents prepared by or for the Corporation and its employees or agents at the Corporation's expense, on Corporation time or otherwise in furtherance of the Corporation Business, and other confidential information used or obtained by Employee in the course of his employment with the Corporation; financial information with respect to the Corporation Business; and information with respect to the Corporation's suppliers, and the source and availability of the supplies, equipment and materials used in the Corporation Business; provided, however, that Confidential Information shall not include: (i) any information that shall become generally known to the industry through no fault of Employee; (ii) any information that shall be disclosed to Employee by a third party (other than an officer, employee, agent or representative of the Corporation or any division, subsidiary or affiliate of the Corporation) having legitimate and unrestricted possession thereof and the unrestricted right to make such disclosure; or (iii) any information that Employee can demonstrate was within his legitimate and unrestricted possession prior to the time of his employment by the Corporation. All Confidential Information shall be contractually subject to protection under this Agreement whether such information would otherwise be regarded or legally considered "confidential" and without regard to whether such information constitutes a trade secret under applicable law or is separately protectable at law or in equity as a trade secret.

(h) "Earned Performance Incentive Compensation" means the Performance Incentive Compensation that would have been earned by the Employee, if any, in the year he was terminated Without Cause reduced by multiplying such Performance Incentive Compensation by a fraction derived by the number of months the Employee worked in that year divided by twelve.
(i) "Performance Incentive Compensation" shall mean one-half (1/2) of the average of the bonus paid to the Corporation's Co-Chief Executive Officers (Mr. George R. Ditomassi and Mr. Frank A. Woods), or their successor(s), as set out in and pursuant to Section 4(b) of the Co-Chief Executive Officers' Employment Agreements dated as of October 1, 2001, or their successor's employment agreement (herein "CEO Employment Agreement"). The calculation of the Bonus shall not include any bonuses that may be paid to the Co-Chief Executive Officers, or their successor(s), in addition to the bonus paid under the CEO Employment Agreement. Such other bonuses, if any, shall not be included in calculating the Employee's Performance Incentive Compensation. The Performance Incentive Compensation may not exceed and is capped at a maximum of One Hundred And Twenty Five Thousand Dollars ($125,000) in any of the Corporation's fiscal years (ending June 30th).

(j)  "Person"  means  any  individual,  corporation,  bank,  partnership,  joint
     venture,   association,    joint-stock   company,   trust,   unincorporated
     organization, governmental authority or other entity.

(k) "Without Cause" means the Corporation's termination of the Employee's employment with the Corporation for convenience meaning a termination at the Corporation's discretion for any reason or no reason.

5.   Covenants Against Unfair Post-Termination Competition.

(a)  Covenant  Against  Disclosure  or  Use  of  Confidential  Information.   In
     consideration of his employment hereunder, Employee agrees that, for a period of one (1) year immediately after the termination or expiration of his employment hereunder, for any reason, he will not:
         [1]      disclose to any Person any Confidential Information,
         [2]      use  Confidential  Information  soliciting  the  patronage  of any Person for the purpose of providing products or services of the kind provided in the Corporation Business, or
         [3]      otherwise use for his own purposes, any Confidential
                  Information obtained by Employee while employed by the Corporation; provided, however, that Employee may make disclosures required by a valid order or subpoena issued by a court or administrative agency of competent jurisdiction. In such event, Employee will promptly notify the Corporation of such order or subpoena to provide the Corporation an opportunity to protect its interest.

(b) Covenant Against Solicitation of the Corporation's Employees. Employee further agrees that during this Agreement and for a period of one (1) year after the termination or expiration of his employment hereunder, Employee will not attempt, either directly or indirectly, to induce nor hire any employee of the Corporation, or the Corporation's affiliates, to leave the employment of the Corporation or its affiliates without prior written consent of the Corporation.

(c) Covenant Against Post-Termination Competition. In consideration of Employee's employment by the Corporation, Employee agrees that, for a period of one (1) year immediately after the termination, for any reason including for Cause, Without Cause, for Resignation or by the Corporation not renewing the term of this Agreement, he will not, directly or indirectly, individually or on behalf of any Person:

         [1] solicit any Account for the purpose of selling or providing to the Account products or services of the same kind as provided by the Corporation during Employee's employment by the Corporation; or
         [2] provide services of the type provided by Employee to the Corporation to any Person which is then engaged in the Corporation Business; or
         [3] enter into the employ of or render any service to or act in concert with any person, partnership, corporation or other entity engaged in the Corporation Business within the Corporation's Territory; or
         [4] specifically work for any person or entity engaged in the Corporation Business; or
         [5] become interested in the Corporation Business as a proprietor, partner, shareholder, director, officer, principal, agent, employee, consultant or in any other relationship or capacity; provided, that Employee may own up to five percent (5%) of the outstanding shares of any company which is a reporting company with the U.S. Securities and Exchange Commission.

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

(b) Documents of Assignment. At the Corporation's request and expense, both during and subsequent to Employee's employment hereunder, Employee will promptly execute a specific assignment of title to the Corporation of each invention, discovery or improvement belonging to the Corporation and will perform all other acts reasonably necessary to enable the Corporation to secure a patent therefore in the United States and in foreign countries, and to maintain, defend and assert such patents. This Section shall survive the expiration or termination of this Agreement.

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

11. Release for Severance. Employee agrees that the Severance that the Corporation is agreeing to pay under Sections 4(c), 4(d) and 4(e) is contingent upon the Employee executing a release at that time in which the Employee will agree for himself, his heirs, personal representatives, successors and assigns for the consideration set out herein, to hereby release and forever discharge the Corporation and its subsidiaries and the Corporation's and its subsidiaries' successors, subsidiaries, assigns, affiliates, agents, representatives, employees, officers, directors, trustees and shareholders, from any causes of action or claims, demands and judgments whatsoever in law on equity, known or unknown, anticipated or unanticipated, in any federal or state court or before any federal or state commission, agency, or board, including, or asserting any claim of age, race, religion, national origin, handicap and/or sex discrimination, and/or breach of contract, and/or claim of wrongful discharge, and/or any claim arising under the Family and Medical Leave Act (other than for any claim that the Corporation has not paid the Severance owed under this Agreement, the Employee agrees that such claims, however, shall be extinguished upon the payment of such sums). The Employee agrees that the Corporation's obligations under this Agreement are contingent upon him signing a separate Release upon his termination reflecting the waivers set out above in this section, however, should the Employee not execute a release at that time, he agrees that if he accepts the compensation provided by this Agreement in Sections 4(c), 4(d) and 4(e), that he also is waiving the specific claims set out above in this Section. The Employee agrees, to the extent not prohibited by law, to refund any Severance that was paid to him as a condition precedent to bringing any actions waived as set out above. If such refund is prohibited by law from being a condition precedent to bringing any such action, Employee agrees that any compensation paid as Severance shall be a valid set off against any award or settlement of such claim, including allowing the Corporation an affirmative recovery against the Employee should such award or settlement not exceed the amount of such Severance. The Employee, if the Corporation is willing to pay the full Severance owed under this agreement, agrees to consider signing a fuller and complete release of all claims of any type against the Corporation at that time. Should the Employee not agree to sign the fuller release, he agrees, upon the Corporation's request, to detail the basis of any claim that he is aware of or should be reasonably aware of that he wishes to preserve in writing to the Corporation's General Counsel in advance of being paid the Severance. The Employee agrees that his failure to provide the Corporation's General Counsel such claims in writing if requested, or the failure to incorporate any specific claim in such submission, shall constitute an affirmative waiver of any unenumerated claims of which Employee is aware or should reasonably be aware at that time.

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
                                            Internet Address: gphillips@sath.com


                  To Employee:              Mr. Bennett Scott Smith
                                            3009 Smith Lane
                                            Franklin, Tennessee 37069
                                            Telephone:
                                            Internet Address: bss1020@aol.com

                  With a copy to:   Boult, Cummings, Conners & Berry, PLC
                                    414 Union Street, Suite 1600
                                    P.O. Box 198062
                                    Nashville, Tennessee 37219
                                    Attention:   Samuel D. Lipshie, Esq.
                                    Telephone:   (615) 244-2582
                                    Internet Address: slipshie@boultcummings.com

14. Cumulative and Severable Nature of Rights and Agreements. Employee acknowledges and agrees that the Corporation's various rights and remedies in this Agreement are cumulative and nonexclusive of one another and that Employee's several undertakings and agreements contained herein, including, without limitation, those contained in Sections 6, 7 and 8 of this Agreement, are severable covenants independent of one another and of any other provision or covenant of this Agreement. Employee agrees that the existence of any claim by him against the Corporation, whether predicated on this Agreement or otherwise, shall not constitute a defense to enforcement by the Corporation of any or all of such provisions or covenants. If any provision or covenant, or any part thereof, of this Agreement should be held by any court to be invalid, illegal or unenforceable, either in whole or in part, such invalidity, illegality or unenforceability shall not affect the validity of the remaining provisions or covenants, or any part thereof, of this Agreement, all of which shall remain in full force and effect.

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

26. Interpretation. The Employee acknowledges that he has received the advice of his own independent legal counsel, Mr. Sam Lipshie, with the Nashville law firm of Boult, Cummings, Conners & Berry, PLC, in connection with the review, revision and execution of this Agreement. The parties agree that this Agreement has been fully negotiated and revised based on requests from the Employee and his counsel, therefore the parties agree that no provision of this Agreement shall be construed against or interpreted to the disadvantage of any Party by any court or other governmental or judicial authority by reason of such Party having or being deemed to have structured or drafted such provision.

27. Informed Agreement. EMPLOYEE ACKNOWLEDGES THAT HE HAS HAD A FULL OPPORTUNITY TO READ AND REVIEW THIS AGREEMENT, HAS BEEN ADVISED BY HIS OWN COUNSEL CONCERNING THIS AGREEMENT, HAS NEGOTIATED THIS AGREEMENT AND BY SIGNING THIS AGREEMENT ACKNOWLEDGES THAT HE FULLY UNDERSTANDS IT. EMPLOYEE AGREES TO THE TERMS SET OUT HEREIN FREELY, VOLUNTARILY AND WITHOUT COERCION.

                  IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

EMPLOYER:
SHOP AT HOME, INC.                EMPLOYEE:




By:
     ---------------------------- ------------------------------
     Frank A. Woods               Bennett Scott Smith
     Co-Chief Executive Officer   Executive Vice President for Strategic Panning

                                    EXHIBIT A

                         CORPORATION'S EMPLOYEE HANDBOOK

                                    EXHIBIT B

                         FORM OF STOCK OPTION AGREEMENT
                          FOR EXECUTIVE VICE PRESIDENTS

                                    EXHIBIT C

                     PERFORMANCE INCENTIVE STOCK OPTION PLAN