Form 10-Q
period 2002-03-31
SHOP AT HOME INC /TN/
filed 2002-04-19
CIK 810029

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


      For the Quarter Ended                    Commission File Number
         March 31, 2002                               0-25596
  -----------------------------        ----------------------------------------


                               SHOP AT HOME, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


          TENNESSEE                                    62-1282758
          ---------                                    ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock $.0025 par value                            41,863,381
------------------------------            --------------------------------------
     (Title of class)                               (Shares outstanding at
                                                       March 31, 2002)

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                                      Index
               Three and Nine Months Ended March 31, 2002 and 2001
   --------------------------------------------------------------------------





Part     I        FINANCIAL INFORMATION


         Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets                          3

         Condensed Consolidated Statements of Operations                4

         Condensed Consolidated Statements of  Cash Flows               5-6

         Notes to Condensed Consolidated Financial Statements           7-15


         Item 2 -  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations      16-21

         Item 3 -  Quantitative and Qualitative Disclosure About
                     Market Risk                                        21-22

Part     II       OTHER INFORMATION

         Item 1 - Legal Proceedings                                     23

         Item 6 - Exhibits and Reports on Form 8-K                      23



                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)
--------------------------------------------------------------------------------


                                                                                March 31,                       June 30,
                                                                                   2002                           2001
                                                                           ---------------------           -------------------
                                                                               (Unaudited)


Cash and cash equivalents                                                          $     15,327                   $    19,557
Restricted cash                                                                             700                             -
Accounts receivable - trade, net                                                          6,914                         3,103
Inventories - net                                                                        11,834                         9,953
Prepaid expenses                                                                            951                           884
Deferred tax asset                                                                        2,941                         3,177
Notes receivable                                                                              -                           380
Income tax receivable                                                                        43                           310
                                                                           ---------------------           -------------------
     Total current assets                                                                38,710                        37,364

Property and equipment - net                                                             32,655                        39,171
Deferred tax asset                                                                       18,205                         9,418
Television station licenses                                                              89,251                        89,251
Goodwill                                                                                    533                           533
Other assets                                                                              3,676                         4,280
                                                                           ---------------------           -------------------
     Total assets                                                                  $    183,030                   $   180,017
                                                                           =====================           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                              $     28,740                   $    25,784
Current portion - capital leases and long-term debt                                         561                           877
Deferred revenue                                                                          1,850                         2,124
                                                                           ---------------------           -------------------
     Total current liabilities                                                           31,151                        28,785

Capital leases                                                                              151                           484
Long-term debt                                                                           92,500                        75,000
Series A redeemable preferred stock:
   Redeemable at $10 per share,
   $10 par value, 1,000,000 shares authorized;
   16,088 shares issued and outstanding                                                     161                           161

Stockholders' equity:
Common stock - $.0025 par value, 100,000,000
  shares authorized; 41,863,381 and 41,815,931 shares
  issued and outstanding at March 31, 2002 and June 30, 2001, respectively
                                                                                            105                           105
Additional paid in capital                                                              110,982                       110,904
Notes receivable related parties                                                        (3,602)                       (3,602)
Accumulated deficit                                                                    (48,418)                      (31,820)
                                                                           ---------------------           -------------------
     Total liabilities and stockholders' equity                                    $    183,030                   $   180,017
                                                                           =====================           ===================





          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                             (Thousands of Dollars)
--------------------------------------------------------------------------------


                                                                    Three Months Ended              Nine Months Ended
                                                                         March 31,                      March 31,
                                                               ------------------------------ ------------------------------
                                                                    2002           2001           2002            2001
                                                               --------------- -------------- -------------- ---------------
                                                                (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)

Net revenues                                                        $  49,745      $  50,402      $ 142,368       $ 137,696
Operating expenses:
     Cost of goods sold (excluding items listed below)                 32,145         36,297         92,022          93,839
     Salaries and wages                                                 4,532          6,743         13,322          15,986
     Transponder and affiliate charges                                 10,944          9,462         30,272          26,778
     General and administrative                                         5,067          6,805         14,484          18,381
     Depreciation and amortization                                      2,915          4,592          8,733          10,566
     Offering costs                                                       837              -            837               -
                                                               --------------- -------------- -------------- ---------------
          Total operating expenses                                     56,440         63,899        159,670         165,550
                                                               --------------- -------------- -------------- ---------------

Loss from operations                                                  (6,695)       (13,497)       (17,302)        (27,854)

Interest income                                                            58            157            329             650
Interest expense                                                      (2,731)        (3,613)        (8,172)         (9,527)
Gain on sale of station                                                     -         48,929              -          48,929
Other income                                                                -              -            (4)               4
                                                               --------------- -------------- -------------- ---------------
Income (loss) before income taxes                                     (9,368)         31,976       (25,149)          12,202

Income tax expense (benefit)                                          (3,185)         12,151        (8,551)           4,637
                                                               --------------- -------------- -------------- ---------------

 Income (loss) from continuing operations before
     cumulative effect of accounting change                           (6,183)         19,825       (16,598)           7,565

Loss from discontinued operations of  CET, plus
     applicable income tax benefit of $368                                  -              -              -           (598)

Loss on disposal of CET, plus applicable income tax
     benefit of $70 and $1,754                                              -          (115)              -         (2,864)
                                                               --------------- -------------- -------------- ---------------
Income (loss) before cumulative effect of accounting
     change                                                           (6,183)         19,710       (16,598)           4,103

Cumulative effect of accounting change, plus applicable
     income tax benefit of $832 (see note 8)                                -              -              -         (1,359)
(see note  7)
                                                               --------------- -------------- -------------- ---------------

          Net income (loss)                                           (6,183)         19,710       (16,598)           2,744

Preferred stock accretion and dividends                                     -        (2,722)              -         (8,156)
                                                               --------------- -------------- -------------- ---------------

Net income (loss) available for common shareholders                $  (6,183)      $  16,988     $ (16,598)      $  (5,412)
                                                               =============== ============== ============== ===============

Basic loss per common share:
Income (loss) from continuing operations                            $  (0.15)       $   0.43      $  (0.40)       $  (0.02)
Loss from discontinued operations                                           -              -              -          (0.09)
Cumulative effect of accounting change                                      -              -              -          (0.04)
                                                               --------------- -------------- -------------- ---------------

Basic income (loss) per share                                       $  (0.15)       $   0.43         (0.40)       $  (0.15)
                                                               =============== ============== ============== ===============

Diluted loss per common share:
Income (loss) from continuing operations                            $  (0.15)       $   0.43      $  (0.40)       $  (0.02)
Loss from discontinued operations                                           -              -              -          (0.09)
Cumulative effect of accounting change                                      -              -              -          (0.04)
                                                               --------------- -------------- -------------- ---------------
Diluted income (loss) per share                                     $  (0.15)       $   0.43      $  (0.40)       $  (0.15)
                                                               =============== ============== ============== ===============

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2002 and 2001
                             (Thousands of Dollars)
                                                                                      2002                        2001
                                                                                  (Unaudited)                 (Unaudited)
                                                                               -------------------         -------------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                 $   (16,598)                 $     2,744
   Non-cash expenses/(income) included in net loss:
     Depreciation and amortization                                                          8,733                      10,566
     Cumulative effect of accounting change                                                     -                       1,359
     Discontinued operations                                                                    -                       4,619
     Deferred tax benefit                                                                 (8,551)                       1,681
     401K stock issuance                                                                        -                         123
     Deferred interest                                                                        874                         399
     Provision for bad debt                                                                   950                       2,080
     Provision for inventory obsolescence                                                       -                       2,208
     Gain on sale of station                                                                    -                    (48,929)
   Changes in current and non-current items:
     Accounts and notes receivable                                                        (4,381)                       4,667
     Inventories                                                                          (1,881)                       1,996
     Prepaid expenses                                                                        (67)                         333
     Income tax receivable                                                                    267                           -
     Accounts payable and accrued expenses                                                  2,977                     (6,290)
     Deferred revenue                                                                       (274)                       1,601
                                                                               -------------------         -------------------
       Net cash used by operations                                                       (17,951)                    (20,843)
                                                                               -------------------         -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                                                   (2,091)                     (1,165)
     Net change in restricted cash                                                          (700)                       5,058
     Sale of station net of closing costs                                                       -                      55,629
     Deposits                                                                                  33                          61
     Licenses                                                                                   -                       (525)
                                                                               -------------------         -------------------
       Net cash (used) provided by investing activities                                   (2,758)                      59,058
                                                                               -------------------         -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayments of debt and capitalized leases                                              (649)                    (20,682)
     Proceeds from debt                                                                    17,500                           -
     Debt issue costs                                                                       (429)                     (1,872)
     Preferred stock dividends                                                                  -                       (220)
     Preferred stock redemption                                                                 -                    (11,212)
     Exercise of stock options and warrants                                                    57                           6
                                                                               -------------------         -------------------
        Net cash provided (used) by financing activities                                   16,479                    (33,980)
                                                                               -------------------         -------------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                      (4,230)                       4,235

     Cash and cash equivalents beginning of period                                         19,557                      27,515
                                                                               -------------------         -------------------
     Cash and cash equivalents end of period                                          $    15,327                 $    31,750
                                                                               ===================         ===================

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


                       SHOP AT HOME, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                    Nine Months Ended March 31, 2002 and 2001
                             (Thousands of Dollars)

--------------------------------------------------------------------------------

                                                                            2002                                2001
                                                                  --------------------------          --------------------------
                                                                         (Unaudited)                         (Unaudited)


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes                                                    $           -                       $         250
                                                                  ==========================          ==========================



Cash paid for interest                                                       $        4,893                      $        5,418
                                                                  ==========================          ==========================


SCHEDULE OF NONCASH FINANCING ACTIVITIES

Dividend on Series B preferred stock paid in
     common stock                                                             $           -                       $         489
                                                                  ==========================          ==========================



Conversion of 1000 shares of Series B preferred
    stock                    into common stock                                $           -                      $        4,860
                                                                  ==========================          ==========================



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

                       SHOP AT HOME, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           March 31, 2001 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         All dollar values have been expressed in thousands (000s) unless otherwise noted except for per share data. The financial information included herein is unaudited for the three and nine months ended March 31, 2002 and 2001; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company, necessary for a fair presentation of financial condition and results of operations of the interim periods. The condensed consolidated balance sheet data for the fiscal year ended June 30, 2001 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The accounting policies followed by the Company are set forth in the Company's consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

         Certain amounts in the prior periods' condensed consolidated financial statements have been reclassified for comparative purposes to conform to the current year presentation.
NOTE 2 - INVENTORY

        The components of inventory at March 31, 2002 and June 30, 2001 are as follows:

                                                                       March 31                June 30,
                                                                         2002                    2001
                                                                         ----                    ----

           Products purchased for resale                                    $  12,916              $  11,670
           Valuation allowance                                                (1,082)                (1,717)
                                                                  --------------------
                                                                                           ------------------
           Total                                                            $  11,834              $   9,953
                                                                  ====================     ==================

NOTE 3 - REVOLVING CREDIT AGREEMENT

         On August 1, 2001, the Company obtained a $17,500 revolving line of credit from a financial institution. The new facility matures on August 1, 2003. No principal payments are due before maturity except as required if certain assets are sold. The facility requires that interest be paid at least quarterly at a variable rate (6.88% currently) based on LIBOR or prime rate. The facility contains covenants restricting the sale of assets, mergers and investments and requiring that cash on hand exceed $3.0 million at all times. This credit facility restricts the Company from paying dividends on its Common Stock and has cumulative quarterly requirements for earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement. The Company failed to comply with the cumulative EBITDA covenant for the six months ended December 31, 2001. On February 11, 2002, the Company was granted a waiver of the EBITDA violation within an amendment to the loan agreement with the lender. The amendment also prospectively eliminates the EBITDA covenant through June 30, 2002, and reduces the requirement thereafter.

NOTE 4 - NET INCOME (LOSS) PER SHARE

         The following table sets forth for the periods indicated the calculation of net income (loss) per share included in the Company's Condensed Consolidated Statements of Operations:

                                                               Three Months Ended                Nine Months Ended
                                                                    March 31,                        March 31,
                                                             2002             2001             2002            2001
                                                        ---------------- ---------------- --------------- ----------------

Numerator:
     Income (loss) from continuing operations
          before accounting change                          $   (6,183)        $  19,825     $  (16,598)        $   7,565
     Preferred stock accretion and dividends                          -          (2,722)               -          (8,156)
                                                        ---------------- ---------------- --------------- ----------------
     Numerator for basic and diluted earnings
          per share-loss available
          to common stockholders                            $   (6,183)        $  17,103     $  (16,598)        $   (591)
                                                        ================ ================ =============== ================

Denominator:
     Common shares outstanding                                   41,861           39,477          41,842           35,202
     Employee stock options and warrants                              -              118               -                -
     Warrants to shareholders                                         -               72               -                -
                                                        ---------------- ---------------- --------------- ----------------
     Denominator for basic and diluted earnings
          per share-weighted-average shares                      41,861           39,667          41,842           35,202
                                                        ================ ================ =============== ================

Basic income (loss) per share                                $   (0.15)        $    0.43      $   (0.40)       $   (0.02)
                                                        ================ ================ =============== ================

Diluted income (loss) per share                              $   (0.15)        $    0.43      $   (0.40)       $   (0.02)
                                                        ================ ================ =============== ================

Although these amounts are excluded from the computation in loss years because their inclusion would be anti-dilutive, they are shown here for information and comparative purposes only.

a)        Employee stock options                                  5,256            3,876           5,256            3,876
b)        Warrants                                                2,000            2,170           2,000            2,170
c)        Convertible preferred stock                                16            9,694              16            9,694

         Included in the preferred stock accretion and dividends above for the quarter ending March 31, 2001 are $85 for dividends paid in cash and Common Stock, $0.9 million for the beneficial conversion feature accretion and $1.7 million loss on repurchase of preferred stock treated as a dividend. Included in the nine months ending March 31, 2001 are $0.7 million for dividends paid in cash and Common Stock, $3.9 million for the beneficial conversion feature accretion, and $3.6 million loss on repurchase of Preferred Stock treated as a dividend.

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

OPERATING SEGMENT DATA

                                          Three Months Ended March 31,                 Nine Months Ended March 31,
                                          ----------------------------                 ---------------------------
                                           2002                  2001                   2002                   2001
                                           ----                  ----                   ----                   ----

Revenue:
     Network                               $     44,251          $     46,686           $     127,937          $    125,392
     shopathometv.com                             5,494                 4,380                  14,431                14,245
     Intersegment eliminations                        -                 (664)                       -               (1,941)
                                    -------------------- --------------------- -----------------------  --------------------
                                           $     49,745          $     50,402           $     142,368          $    137,696
                                    ==================== ===================== =======================  ====================
Operating loss:
     Network                              $     (6,590)         $    (10,657)          $     (16,758)         $    (21,232)
     shopathometv.com                             (105)               (2,840)                   (544)               (6,622)
                                    -------------------- --------------------- -----------------------  --------------------
                                          $     (6,695)         $    (13,497)          $     (17,302)         $    (27,854)
                                    ==================== ===================== =======================  ====================
Depreciation and amortization:
     Network                               $      2,349          $      3,959           $       7,031          $      9,228
     shopathometv.com                               566                   633                   1,702                 1,338
                                    -------------------- --------------------- -----------------------  --------------------
                                           $      2,915          $      4,592           $       8,733          $     10,566
                                    ==================== ===================== =======================  ====================
Interest income:
     Network                                 $       58           $       157            $        329           $       650
     shopathometv.com                                 -                     -                       -                     -
                                    -------------------- --------------------- -----------------------  --------------------
                                             $       58           $       157            $        329           $       650
                                    ==================== ===================== =======================  ====================
Interest expense:
     Network                               $      2,731          $      3,613           $       8,172          $      9,527
     shopathometv.com                                 -                     -                       -                     -
                                    -------------------- --------------------- -----------------------  --------------------
                                           $      2,731          $      3,613           $       8,172          $      9,527
                                    ==================== ===================== =======================  ====================
Income (loss) before taxes:
     Network                              $     (9,263)          $     34,816          $     (24,605)          $     18,824
     shopathometv.com                             (105)               (2,840)                   (544)               (6,622)
                                    -------------------- --------------------- -----------------------  --------------------
                                          $     (9,368)          $     31,976          $     (25,149)          $     12,202
                                    ==================== ===================== =======================  ====================
Income tax expense (benefit):
     Network                              $     (3,149)          $     13,230          $      (8,366)          $      7,153
     shopathometv.com                              (36)               (1,079)                   (185)               (2,516)
                                    -------------------- --------------------- -----------------------  --------------------
                                          $     (3,185)          $     12,151          $      (8,551)          $      4,637
                                    ==================== ===================== =======================  ====================



                                                                                       March 31, 2002         June 30, 2001
                                                                               -----------------------  --------------------
Total assets:
     Network                                                                            $     174,173          $    169,624
     shopathometv.com                                                                           8,857                10,393
                                                                               -----------------------  --------------------
                                                                                        $     183,030          $    180,017
                                                                               =======================  ====================





NOTE 6 - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         On June 29, 2001, the Financial Accounting Standards Board issued two Statements: Statement No. 141 (FAS 141), Business Combinations, and Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets.

         FAS 141 primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost. FAS 141 supercedes Accounting Principles Board Opinion 16 (APB 16), Business Combinations.

         The most significant changes made by FAS 141 are:

o It requires use of the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method.
o It provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill.

         FAS 141 is effective for all business combinations (as defined in FAS
141) initiated after June 30, 2001, and for all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001, or later).

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

         The Company adopted FAS 141 effective July 1, 2001. The effect of such adoption was to discontinue amortization of the Company's television station license costs ("FCC Licenses") and goodwill. The FCC Licenses are granted by the Federal Communications Commission, stipulating each station's operating parameters as defined by channels, effective radiated power and antenna height. In the past, these licenses have become valuable intangible assets, appreciating in value. The Company believes these intangible assets have an indefinite useful life because they are expected to generate cash flow indefinitely. Thus, the Company ceased to amortize these licenses on July 1, 2001. As of March 31, 2002 and June 30, 2001, the carrying value of the FCC Licenses was $89.3 million.

         The Company's carrying value of goodwill of $0.5 million at March 31, 2002 is attributable to its network reporting segment. The Company completed the first step of the transitional goodwill impairment test during the quarter ended December 31, 2001 and has determined that no potential impairment exists. As a result, the Company has recognized no transitional impairment loss in connection with the adoption of FAS 142.

         The following pro forma information reconciles the net loss and loss per share reported for the three and nine months ended March 31, 2001 to adjusted net loss and loss per share which reflect the adoption of FAS 142 and compares the adjusted information to the current year results:

                                                       Three Months Ended                      Nine Months Ended
                                                            March 31,                              March 31,

                                                    2002                2001               2002                2001
                                                                     (Pro forma)                            (Pro forma)
                                              -----------------   ------------------  ----------------    ----------------

Reported net income (loss)                         $   (6,183)           $   16,988       $  (16,598)         $   (5,412)
   Add back FCC license and goodwill
        amortization, net of tax                             -                  402                 -               1,206
                                              -----------------   ------------------  ----------------    ----------------
     Adjusted net income (loss)                    $   (6,183)           $   17,390       $  (16,598)         $   (4,206)
                                              =================   ==================  ================    ================

Basic income (loss) per share:
   Reported net income (loss)                       $   (0.15)           $     0.43        $   (0.40)          $   (0.15)
   FCC license and goodwill amortization                     -                 0.01                 -                0.03
                                              -----------------   ------------------  ----------------    ----------------
     Adjusted net income (loss)                     $   (0.15)           $     0.44        $   (0.40)          $   (0.12)
                                              =================   ==================  ================    ================

Diluted income (loss) per share:
   Reported net income (loss)                       $   (0.15)           $     0.43        $   (0.40)          $   (0.15)
   FCC license and goodwill amortization                     -                 0.01                 -                0.03
                                              -----------------   ------------------  ----------------    ----------------
     Adjusted net income (loss)                     $   (0.15)           $     0.44        $   (0.40)          $   (0.12)
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

                                                               Three Months Ended                Nine Months Ended
                                                                   March 31,                         March 31,
                                                             2002             2001             2002            2001
                                                        ---------------- ---------------- --------------- ----------------

                                                          $           -      $         -      $        -       $   2,519


NOTE 8 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         Pursuant to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), the Company changed its method of recognizing revenue on products it ships to its customers in the quarter ended December 31, 2000. Prior to the adoption of SAB 101, the Company recognized revenue when the products were shipped to the customers, as the products were shipped FOB shipping point. Pursuant to the guidance in SAB 101, the Company now recognizes the revenue from shipments once the product is received by the customer. This change was necessitated since the Company routinely maintains risk of loss, covered by insurance, while the products are in transit. In fiscal year 2001, the Company recorded a cumulative effect of change of $1,359 (net of tax benefit of $832) to recognize the effect of merchandise shipped but not received as of the end of the previous fiscal year.

NOTE 9 - SALE OF HOUSTON TELEVISION STATION KZJL

         On March 20, 2001 the Company sold its Houston Television Station KZJL for $57,000. In addition to the cash received, the Company retained rights to 50% of any profits from any sale of the station's Channel 59 - 69 spectrum. The gain recognized on the sale is equal to the proceeds less $6.8 million for the net book value of the fixed assets and license cost and $1.3 million in closing costs.

NOTE 10 - CONSENT FROM BONDHOLDERS

        In March 2001 the Company entered into an agreement with the holders of its Senior Secured Notes to waive and amend certain provisions of its Indenture that would have prohibited the redemption of the Series B Preferred Stock. In exchange for the waiver the Company agreed to waive the Company's right to use the proceeds from the sale of the three television stations pledged to secure the Notes and to restrict the Company's borrowing under its senior credit facility to $17,500. These agreements and waivers are detailed in the Company's consent solicitation statement dated March 22, 2001. The company paid $1.9 million to receive this consent, which allowed funds from the sale of its Houston Television Station to be used toward redeeming Series B Preferred Stock.

NOTE 11 - OFFERING COSTS

         During the quarter ended March 31, 2002, the Company pursued the private placement of $135 million of senior secured notes to refinance its existing indebtedness and provide additional working capital. The placement was not completed and, consequently, the Company expensed $0.8 million of costs related to the offering.

NOTE 12 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         The following is summarized condensed consolidating financial information for the Company, segregating the Parent from the guarantor subsidiaries of the $75,000 11% Senior Secured Notes. The guarantor subsidiaries are wholly owned subsidiaries of the Company and guarantees are full, unconditional, joint and several. The separate company financial statements of each guarantor subsidiary have not been included herein because management does not believe that their inclusion would be more meaningful to investors than the presentation of the condensed consolidating financial information presented below.



                        CONSOLIDATING BALANCE SHEET DATA
                                               March 31, 2002                                   June 30, 2001
                                                  Guarantor                                       Guarantor
                                   Parent       Subsidiaries   Consolidated(1)     Parent       Subsidiaries   Consolidated(1)

Assets:
Cash and cash equivalents         $   15,302         $      25     $   15,327       $   19,562       $     (5)       $   19,557
Restricted cash                          700                 -            700                -               -                -
Accounts receivable                   45,270                 5          6,914           39,011              10            3,103
Inventories                           11,834                 -         11,834            9,953               -            9,953
Prepaid expenses                         921                30            951              873              11              884
Deferred tax assets                    2,941                 -          2,941            3,177               -            3,177
Notes receivable                           -                 -              -              380               -              380
Income tax receivable                     43                 -             43              310               -              310
                               -------------- ----------------- -------------- ---------------- --------------- ----------------
Total current assets                  77,011                60         38,710           73,266              16           37,364

Property and equipment,
     net                              26,942             5,713         32,655           33,522           5,649           39,171
Deferred tax assets                   35,448                 -         18,205            9,418               -            9,418
Television station licenses                -            89,251         89,251                -          89,251           89,251
Goodwill                                 528                 5            533              528               5              533
Other assets                           3,648                28          3,676            4,128             152            4,280
Investment in subsidiaries            23,816                 -              -           23,816               -                -
                               -------------- ----------------- -------------- ---------------- --------------- ----------------
Total assets                      $  167,393       $    95,057     $  183,030       $  144,678      $   95,073       $  180,017
                               ============== ================= ============== ================ =============== ================

Liabilities and
    Stockholders' Equity:
Accounts payable and
    accrued expenses              $   28,342       $    62,575     $   28,740       $   25,425      $   60,073        $  25,784
Current portion--capital
    leases and long-term
    debt                                 561                 -            561              877               -              877
Deferred revenue                       1,850                 -          1,850            2,124               -            2,124
                               -------------- ----------------- -------------- ---------------- --------------- ----------------
Total current liabilities             30,753            62,575         31,151           28,426          60,073           28,785

Long-term debt including
     capital leases                   92,651                 -         92,651           75,484               -           75,484
Deferred income taxes                      -            17,243              -                -          17,194                -
Redeemable preferred
    stock                                161                 -            161              161               -              161
Common stock                             105                 -            105              105               -              105
Additional paid-in capital           110,982                 -        110,982          110,904               -          110,904
Notes receivable                     (3,602)                 -        (3,602)          (3,602)               -          (3,602)
Accumulated deficit                 (63,657)            15,239       (48,418)         (66,800)          17,806         (31,820)
                               -------------- ----------------- -------------- ---------------- --------------- ----------------
Total liabilities and
     stockholders' equity         $  167,393       $    95,057     $  183,030       $  144,678      $   95,073       $  180,017
                               ============== ================= ============== ================ =============== ================


(1)      Intercompany balances have been eliminated in the consolidated totals.




                      Consolidating Statement of Operations


                                                           For the Three Months Ended:
                                           March 31, 2002                               March 31, 2001
                                 Parent       Guarantor    Consolidated      Parent       Guarantor     Consolidated
                                             Subsidiaries       (1)                      Subsidiaries       (1)
                             --------------- ------------- -------------- ------------- --------------- -------------

Net revenues                     $   47,581     $   2,164      $  49,745     $  47,981       $   2,421     $  50,402
Cost of goods sold                   32,145             -         32,145        36,297               -        36,297
Operating expenses                   21,373         2,085         23,458        25,096           2,506        27,602
Offering costs                          837             -            837             -               -             -
                             --------------- ------------- -------------- ------------- --------------- -------------
Loss from continuing
   operations                       (6,774)            79        (6,695)      (13,412)            (85)      (13,497)
Interest income                          58             -             58           157               -           157
Interest expense                    (2,731)             -        (2,731)       (3,613)               -       (3,613)
Other income (expense)                    -             -              -             -          48,929        48,929
                             --------------- ------------- -------------- ------------- --------------- -------------
Income (loss) before  taxes         (9,447)            79        (9,368)      (16,868)          48,844        31,976
Income tax expense
   (benefit)                        (3,212)            27        (3,185)       (6,410)          18,561        12,151
                             --------------- ------------- -------------- ------------- --------------- -------------
Income (loss) before
   discontinued operations          (6,235)            52        (6,183)      (10,458)          30,283        19,825
Discontinued operations                   -             -              -             -           (115)         (115)
Cumulative effect of
   accounting change                      -             -              -             -               -             -
                             --------------- ------------- -------------- ------------- --------------- -------------
Net income (loss)                $  (6,235)       $    52     $  (6,183)    $ (10,458)      $   30,168     $  19,710
                             =============== ============= ============== ============= =============== =============


(1)      Intercompany balances have been eliminated in the consolidated totals.





            Consolidating Statement of Operations and Cash Flow Data


                                                           For the Nine Months Ended:
                                           March 31, 2002                               March 31, 2001
                               Parent        Guarantor     Consolidated      Parent       Guarantor     Consolidated
                                            Subsidiaries        (1)                      Subsidiaries       (1)
                            -------------- --------------- -------------- ------------- --------------- -------------

Net revenues                   $  135,875      $    6,493      $ 142,368    $  130,756       $   6,940     $ 137,696
Cost of goods sold                 92,022               -         92,022        93,839               -        93,839
Operating expenses                 60,463           6,348         66,811        64,127           7,584        71,711
Offering costs                        837               -            837             -               -             -
                            -------------- --------------- -------------- ------------- --------------- -------------
Income (loss) from
continuing operations            (17,447)             145       (17,302)      (27,210)           (644)      (27,854)
Interest income                       328               1            329           650               -           650
Interest expense                  (8,172)               -        (8,172)       (9,525)             (2)       (9,527)
Other income (expense)                (4)               -            (4)             4          48,929        48,933
                            -------------- --------------- -------------- ------------- --------------- -------------
Income (loss) before
   Taxes                         (25,295)             146       (25,149)      (36,081)          48,283        12,202
Income tax expense
   (benefit)                      (8,601)              50        (8,551)      (13,711)          18,348         4,637
                            -------------- --------------- -------------- ------------- --------------- -------------
Income (loss) before
   discontinued operations       (16,694)              96       (16,598)      (22,370)          29,935         7,565
Discontinued operations                 -               -              -             -         (3,462)       (3,462)
Cumulative effect of
   accounting change                    -               -              -       (1,359)               -       (1,359)
                            -------------- --------------- -------------- ------------- --------------- -------------
Net income (loss)             $  (16,694)        $     96     $ (16,598)    $ (23,729)      $   26,473     $   2,744
                            ============== =============== ============== ============= =============== =============
CASH FLOWS
Cash provided by
   (used in) operations       $  (18,487)       $     536     $ (17,951)     $  34,461     $  (55,304)    $ (20,843)
Cash provided by
   (used in) investing
    activities                    (2,252)           (506)        (2,758)         3,430          55,628        59,058
Cash provided by
    (used in) financing
    activities                     16,479               -         16,479      (33,980)               -      (33,980)
                            -------------- --------------- -------------- ------------- --------------- -------------
Increase (decrease) in
    Cash                          (4,260)              30        (4,230)         3,911             324         4,235
Cash at beginning of
    Period                         19,562             (5)         19,557        27,992           (477)        27,515
                            -------------- --------------- -------------- ------------- --------------- -------------
Cash at end of period           $  15,302        $     25      $  15,327     $  31,903      $    (153)     $  31,750
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

Critical Accounting Policies and Estimates

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management continually evaluates its estimates and assumptions. Management bases its estimates and assumptions on historical information and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of its consolidated financial statements:

         The assessment of the recoverability of the carrying value of long-lived assets is disclosed in Note 6 to the condensed consolidated financial statements. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. The determination of cash flows is based upon assumptions and forecasts that may not occur.

         Revenue recognition for the Company is described in Note 8 to the condensed consolidated financial statements. As noted, sales are reduced by sales returns to arrive at net sales. The Company's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery. The estimated return percentage for the nine months ended March 31, 2002 of 17.8% was arrived at based upon empirical evidence of actual returns, and the percentage was applied against sales to arrive at net sales. Actual levels of product returned may vary from these estimates.

         Certain of the Company's accounts receivable are subject to credit losses. The reserve for expected credit losses is based on past experience with similar accounts receivable. It is possible, however, that the accuracy of the Company's estimation process could be materially affected as the composition of this pool of accounts receivable changes over time. Management continually reviews and refines the estimation process to make it as current as possible; however, there can be no guarantee that estimated credit losses on these accounts receivable will be accurate.

         The Company identifies slow-moving or obsolete inventories and estimates appropriate loss provisions. These loss provisions are calculated with the proviso that the majority of the Company's inventories are eligible for return under various vendor return programs. While the Company has no reason to believe its inventory return privileges will be discontinued in the future, its risk of loss associated with obsolete or slow-moving inventories would increase if such were to occur.

         The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. While it has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for its valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in an amount in excess of the net recorded amount, an adjustment to the valuation allowance would decrease income tax expense in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to its valuation allowance would increase income tax expense in the period such determination was made.

Overview of Results of Operations

         The following table sets forth for the periods indicated the percentage relationship to net revenues of certain items included in the Company's Statements of Operations:

                                                      Three Months Ended March 31,             Nine Months Ended March 31,
                                                                2002               2001               2002               2001

Net revenues                                                  100.0%               100.0%            100.0%              100.0%

Cost of goods sold (excluding items listed
     below)                                                     64.6                 72.0              64.6                68.1

Salaries and wages                                               9.1                 13.4               9.4                11.6
Transponder and affiliate charges                               22.0                 18.8              21.3                19.5
General and administrative                                      10.1                 13.5              10.2                13.3
Depreciation and amortization                                    5.9                  9.1               6.1                 7.7
Offering costs                                                   1.7                    -               0.6                   -
     Total operating expenses                                  113.4                126.8             112.2               120.2

Interest income                                                  0.1                  0.3               0.2                 0.5
Interest expense                                               (5.5)                (7.2)             (5.7)               (6.9)
Other income                                                       -                 97.1                 -                35.5

Income (loss) before income taxes                             (18.8)                 63.4            (17.7)                 8.9
Income tax expense (benefit)                                   (6.4)                 24.1             (6.0)                 3.4

Net income (loss) from continued
     operations before cumulative effect
     of accounting change                                     (12.4)                 39.3            (11.7)                 5.5

Discontinued operations, net of tax                                -                (0.3)                 -               (2.5)

Net income (loss) before cumulative
     effect of accounting change, net of tax                  (12.4)                 39.0            (11.7)                 3.0

Cumulative effect of accounting change                             -                    -                 -               (1.0)

Net income (loss)                                             (12.4)                 39.0            (11.7)                 2.0
--------------------------------------------------------------------------------------------------------------------------------

Three months ended March 31, 2002 vs. three months ended March  31, 2001

         Net Revenues. The Company's net revenues for the quarter ended March 31, 2002, were $49.7 million, a decrease of 1.3% from $50.4 million in the prior year. Returns decreased from $14.7 million or 23.6% of sales for the quarter ended March 31, 2001 to $9.7 million or 17.3% of sales this quarter. Chargebacks decreased from $0.7 million or 1.1% of sales for the quarter ended March 31, 2001 to $0.1 million or 0.1% of sales this quarter. Merchandise sales were negatively impacted by the de-emphasis in the Company's marketing of sports memorabilia, historically a major component of the overall product mix. Additionally, the Company introduced new product categories and marketing strategies during the quarter which may require a period of time to gain customer acceptance.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and related shipping charges. For the quarter ended March 31, 2002, the cost of goods sold improved to 64.6% of revenues in comparison to 72.0% in the prior year. The cost of goods was $32.1 million for the quarter ended March 31, 2002 compared to $36.3 million for the quarter ended March 31, 2001. The improvement was due to better merchandise planning and price negotiations.

         Salaries and Wages. Salaries and wages for the quarter ended March 31, 2002 were $4.5 million, compared to $6.7 million in the prior year. Salaries and wages, as a percent of revenues, decreased to 9.1% in the March 31, 2002 period compared to 13.4% in the prior year. The decrease was due to the accrual in the prior year of $2.3 million in severance compensation to the Company's former Chief Executive Officer.

         Transponder and Affiliate Charges. Transponder and affiliate charges for the quarter ended March 31, 2002 were $10.9 million, an increase of $1.5 million or 15.7% from the comparable 2001 quarter. During the same period, the average number of full-time equivalent households reached grew 41.5%. The addition of DirecTV, a DBS provider, was the primary contributor to the increase in households and affiliate charges.

         General and Administrative. General and administrative expenses for the quarter ended March 31, 2002 were $5.1 million, a decrease of $1.7 million or 25.5% from the prior year. The decrease was primarily due to reduction of bad debt expense of $1.0 million.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 2002 was $2.9 million, compared to $4.6 million in the prior year. The decrease was due to a $0.4 million reduction in amortization due to the elimination of amortization of television station license costs, offset by an increase in depreciation primarily due to the reduction of the useful life of certain computer hardware and software from five years to three years to better reflect the expected utility of these assets.

         Offering Costs. The Company incurred $0.8 million in non-recurring offering costs during the quarter ended March 31, 2002. The costs related to the Company's uncompleted refinancing of its long-term debt.

         Interest. Interest expense of $2.7 million decreased by $0.9 million or 24.4% from the prior year. The decrease is primarily due to interest associated with a lower average level of bank debt and associated interest rates, as well as the write off of $0.6 million of deferred financing costs in the prior year in connection with the repayment of the revolving credit agreement.

         Income Tax Expense (Benefit). Income tax expense (benefit) from continuing operations was $3.2 million for the quarter ended March 31, 2002 versus $12.2 million expense in the prior year. The benefit in the current year was due to operating losses; the expense in the prior year was due to the sale of KZJL in Houston.

Nine months ended March 31, 2002 vs. nine months ended March 31, 2001

         Net Revenues. The Company's net revenues for the period ended March 31, 2002, were $142.4 million, an increase of 3.4% over $137.7 million in the prior year. Returns decreased from $46.4 million or 26.1% of sales last year to $28.7 million or 17.8% of sales this year. Chargebacks decreased from $2.7 million or 1.5% of sales last year to $0.5 million or 0.3% of sales this year. Merchandise sales were negatively impacted by the retail slowdown which began before September 11, 2001 and deepened for a period thereafter, as well as the de-emphasis in the Company's marketing of sports memorabilia, historically a major component of overall product mix. These negative effects were partly offset by the successful launch of the Network on DirecTV, the largest DBS system, in late October 2001.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and related shipping charges. For the period ended March 31, 2002, the cost of goods sold improved as a percentage of net revenues to 64.6% from 68.1% in the prior year. The cost of goods was $92.0 million for the period ended March 31, 2002 compared to $93.8 million for the period ended March 31, 2001. The improvement was due to better merchandise planning and price negotiations.

         Salaries and Wages. Salaries and wages for the period ended March 31, 2002 were $13.3 million, a decrease of $2.7 million or 16.7% from the comparable 2001 period. Salaries and wages, as a percent of revenues, decreased to 9.4% in the 2001 period compared to 11.6% in the prior year. The decrease was primarily due to the accrual in the prior year of $2.3 million in severance compensation to the Company's former Chief Executive Officer.

         Transponder and Affiliate Charges. Transponder and affiliate charges for the period ended March 31, 2002 were $30.3 million, an increase of $3.5 million or 13.1% over the comparable 2001 period. During the same period, the average number of full-time equivalent households grew 32.6%. The addition of DirecTV was the primary contributor to the increase in households and affiliate charges.

         General and Administrative. General and administrative expenses for the quarter ended March 31, 2002 were $14.5 million, a decrease of $3.9 million or 21.2% from the prior year. The decrease was due to reduction of bad debt expense of $1.1 million and a variety of cost containment efforts.

         Depreciation and Amortization. Depreciation and amortization for the period ended March 31, 2002 was $8.7 million compared to $10.6 million in the prior year. The decrease was due to a $1.2 million decrease in amortization due to the elimination of amortization of television station license costs, offset by an increase in depreciation primarily due to the reduction of the useful life of certain computer hardware and software from five years to three years to better reflect the expected utility of these assets.

         Offering Costs. The Company incurred $0.8 million in non-recurring offering costs during the period ended March 31, 2002. The costs related to the Company's uncompleted refinancing of its long-term debt.

         Interest. Interest expense of $8.2 million decreased by $1.4 million or 14.2% from the prior year. The decrease is primarily due to a lower average level of bank debt and associated interest rates, as well as the write off of $0.6 million of deferred financing costs in the prior year in connection with the repayment of the revolving credit agreement.

         Income Tax Expense (Benefit). Income tax expense (benefit) from continuing operations was $8.6 million for the period ended March 31, 2002 versus $4.6 million expense in the prior year. The benefit in the current year was due to operating losses; the expense in the prior year was due to the sale of KZJL in Houston.

         Liquidity and Capital Resources

         Since June 30, 2001, the Company has invested in accounts receivable and inventory. Accounts receivable have increased as the Company, in an effort to improve sales, expanded its use of extended payment terms for its customers. Merchandise inventory has also increased as the Company reduced its reliance on drop-shipping to improve the quality and timeliness of delivery to its customers.

         The Company had $15.3 million of unrestricted cash on hand at March 31, 2002. During August 2001, the Company executed and drew down a $17.5 million senior credit facility. This credit facility restricts the Company from paying dividends on its Common Stock and has quarterly EBITDA requirements. The Company failed to comply with the EBITDA covenant for the six months ended December 31, 2001. The Company was granted a waiver of the EBITDA violation within an amendment to the loan agreement from the lender. The amendment also prospectively eliminates the EBITDA covenant through June 30, 2002, and reduces the requirement thereafter.

         The Company has continued to experience a loss from operations. If the Company is unable to eliminate its operating losses during the balance of fiscal 2002 and beyond, additional financing or asset sales may be required. The Company from time to time has engaged in discussions with potential sources of debt and equity financing. However, there can be no assurance that the Company could obtain additional financing or that asset sales could be consummated. Also, some or all of the proceeds generated by asset sales could be required to repay the Company's indebtedness.

         Our future contractual obligations and commitments at March 31, 2002 consist of the following:

                                                            PAYMENTS DUE BY PERIOD
                                 TOTAL          LESS THAN
                                                 1 YEAR         1 - 2 YEARS      3 - 4 YEARS

      (In thousands)
      Long-term debt              $  92,500          $     -        $  17,500       $   75,000
      Capital lease
         obligations                    712              561              151                -
      Operating lease
         obligations                  7,318            2,356            4,609              353
                             --------------- ---------------- ---------------- ----------------
                                  $ 100,530        $   2,917        $  22,260       $   75,353
                             =============== ================ ================ ================

         In addition to the above commitments, the Company has redeemable preferred stock outstanding at March 31, 2002. Any holder of any shares of Series A Preferred Stock may require the Company to redeem all or any portion of the Series A Preferred Stock for a redemption price per share of $10.00 plus accrued and unpaid dividends. The Series A preferred Stock is convertible at any time into shares of common stock at a ratio of one share of common stock for one share of Series A Preferred Stock.

         The Company also has affiliate carriage agreements which are cancelable by the Company with generally thirty days notice and in no case greater than one year's notice.

         New Accounting Pronouncements

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides clarifications of certain implementation issues within FAS No. 121 along with additional guidance on the accounting for the impairment or disposal of long-lived assets. FAS 144 supersedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amended APB 30, "Reporting the Effects of Disposal of a Segment of a Business." FAS 144 develops one accounting model (based on the model in FAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and early application is encouraged. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may affect the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates related to its investment of its current cash and cash equivalents (including restricted cash) of approximately $16.0 million as of March 31, 2002. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, the Company is exposed to changes in market interest rates. This risk is not considered material and the Company manages such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

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

         Certain risks are associated with the products sold by the Company, namely that product prices are subject to changes in market conditions. The Company manages this risk by seeking to turn inventory as quickly as possible. The Company also reserves the right, with many vendors, to return products. Most of the Company's products are purchased domestically, and, consequently, there is little foreign currency exchange risk.

         The Company has no activities related to derivative financial instruments or derivative commodity instruments.

FORWARD-LOOKING STATEMENTS

         This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company based these forward-looking statements largely on its current expectations and projections about future events and financial trends affecting the financial condition of its business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company, including, among other things:

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

         In addition, in this report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to the Company, its business or management, are intended to identify forward-looking statements.

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

                          PART II -- OTHER INFORMATION



Item 1.           Legal Proceedings

                   A lawsuit was filed against the Company in January 2000 by a former vendor, Classic Collectibles, LLC, in state Chancery Court in Chattanooga, Tennessee. The vendor alleges that the Company improperly canceled certain orders and that certain amounts it paid to the Company under a written agreement should be refunded, and that certain amounts were left owing on the account. In connection with alleged breach of the written agreement, the vendor is claiming entitlement to alleged lost profits in an amount of approximately $2 million, asserting the Company did not provide an amount of broadcast network time in 1999 that the vendor alleges was orally promised in connection with the written agreement. The Company believes the "lost profits" claim is speculative and unlikely to be awarded. The Company has filed its answer and has vigorously pursued its defense of this action.

         The Company is subject to routine litigation arising from the normal and ordinary operation of its business. The Company believes that such litigation is not likely to have a material adverse effect on its business.

Item 6.          Reports On Form 8-K.

                 The Company filed one report on Form 8-K during the quarter ending March 31, 2002, reporting the following:

                  Form 8-K filed February 15, 2002, reporting that on Thursday, February 14, 2002, Shop At Home, Inc. held a conference call to discuss the Company's financial results for the second quarter of its fiscal year 2002, ending December 31, 2001. These results were filed with the SEC on the Form 10-Q/A filed on February 14, 2002. The Company elected to voluntarily file a copy of the transcript on Form 8-K to ensure that the contents of such conference call were fully disseminated and that any investor of Shop At Home, Inc. have full access to such transcript.

                 Exhibits

                            Exhibit 10.71   Employment  Agreement between Frank
                                                A. Woods and Shop At Home, Inc.,
                                                dated March 20, 2002

                            Exhibit 10.72   Employment Agreement  between George
                                                R. Ditomassi and Shop At Home,
                                                Inc., dated March 20, 2002

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOP AT HOME, INC.

By:         /s/  Frank A. Woods                      Date:             4/17/02
         -----------------------------------                  ------------------
         Frank A. Woods
         Co-CEO, Chairman of the Executive Committee

By:         /s/  Arthur D. Tek                       Date:             4/17/02
         -----------------------------------                  ------------------
         Arthur D. Tek
         Executive Vice President and Chief Financial Officer

Exhibit 10.71



                                 FRANK A. WOODS
                              EMPLOYMENT AGREEMENT



         This Employment Agreement, dated as of March 20, 2002, is between Shop At Home, Inc., a Tennessee corporation (herein "Corporation"), and Frank A. Woods, a resident of the State of Tennessee (herein "Employee") and replaces and supercedes a previous Employment Agreement between the parties dated as of October 1, 2001 (herein "Original Agreement") .


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

         WHEREAS, the Corporation is employing the Employee to serve as its Co-Chief Executive Officer;

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

         NOW, THEREFORE, for and in consideration of the premises and the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:


         1. Employment and Term. The Corporation hereby employs Employee as Co-Chief Executive Officer to perform such services and duties as the Shop At Home, Inc. Board of Directors may from time to time designate during the term hereof, and Employee accepts such employment, all subject to the terms and conditions of this Agreement. Employee's employment under the terms of this Agreement shall commence on March 20, 2002, (herein "Commencement Date") and shall be for a term of two (2) years (the "Term"). Employee's employment under this Agreement shall be extended automatically for additional one (1) year terms after the initial term unless either party gives written notice to the contrary to the other at least thirty (30) days prior to commencement of the renewal term.

         2. Termination. The Corporation may terminate Employee's employment under this Agreement at any time (a) for Cause (as hereinafter defined) or (b) for Convenience (without cause) as long as it complies with its obligations under Section 4. This Agreement shall terminate automatically upon the death of the Employee or the Employee's Complete Disability as defined herein. Upon proper termination of the Employee, except as may be provided in Section 4, Employee shall not be entitled to receive any further compensation or benefits from the Corporation other than the Corporation's then standard death insurance benefit, if any, if such termination is because of the Employee's death.

         3. Duties. Employee, during the term of this Agreement, will devote his attention and energies to the diligent performance of his duties as an employee of the Corporation. During the term of this Agreement the Employee will not engage in any venture for profit which the Corporation may consider to be in conflict with its best interest or to be in competition with its business or which may interfere with Employee's performance of his duties hereunder.

         4. Compensation.

         (a) Base Salary. The Corporation will pay to Employee as compensation for the services to be performed by him hereunder an annual salary of Two Hundred Thousand Dollars ($200,000) (the "Base Salary"), payable in equal installments, subject to increase from time to time by the mutual agreement of the parties hereto. The Employee shall also be entitled to such other benefits generally available to the Corporation's employees, not including generally available bonus plans or bonuses unless the Corporation and the Employee agree, in light of the Bonus provided herein, that participation in such general bonus plan is in the Corporation's best interest, such change to be done in compliance with Section 16.


        (b) Bonus. After the first year of employment, the Corporation may pay a bonus if the Board of Directors believes that substantial progress has been made and shall pay the Employee a bonus equal to three and one-half percent (3.5%) of EBITDA in Fiscal Year 2002. In Fiscal Year ending June 30, 2003 and thereafter, unless otherwise agreed by the parties, the Employee shall be entitled to five percent (5%) of any increase over the preceding fiscal year's EBITDA. If the EBITDA for the preceding fiscal year is negative, the increase will be calculated on the assumption that EBITDA for the preceding year was zero. If EBITDA declines in any fiscal year compared to the previous year, for future calculation purposes, EBITDA for such fiscal year shall be assumed to be the same as the previous year (thus resulting in bonuses being calculated based on a "high-water mark" for EBITIDA.) Bonuses shall be properly accrued for the time period to which they relate, and shall be calculated after the accrual for any bonus payable the Corporation's Co-Chief Executive Officers. The parties agree that if the Compensation that would otherwise be due to the Employee exceeds the amount that would not allow the Corporation to deduct such expense for tax purposes, that the amount exceeding such limits shall be deferred until such time the payment of such Bonus can be properly deducted as an expense by the Corporation. At termination for any reason other than Cause, any such deferred Bonus shall be paid within thirty (30) days of such termination. Upon termination for Cause, the Employee agrees that any deferred Bonus shall be forfeited and the Corporation shall have no obligation to pay such deferred Bonus.

         The Parties agree that this Bonus is designed to create economic incentives for the Employee to accomplish a turnaround of the Corporation's operations. This Bonus structure may not be appropriate to the goals of the Corporation or the Employee once a turnaround is accomplished. Therefore, the parties agree to evaluate the Bonus plan at the end of the first term of this Agreement to ensure that it is still aligned with the goals of both the Company and Employee and to make such adjustments as the Parties may agree are necessary.

        (c) Termination Without Cause (For Convenience), for Cause and for Resignation. If the Corporation terminates the Employee for any reason other than Cause (for Convenience), Employee shall be entitled to be paid upon termination a lump-sum amount equal to twice his then current Base Salary minus any deductions or withholdings as required by law, and shall also be entitled when due to his Earned Bonus for the current fiscal year, if any, again minus any deductions or withholdings required by law. Upon resignation or termination for Cause, of any type, the Corporation is not required to pay the Employee any additional Base Salary beyond the termination date nor any Earned Bonus.

        (d) Stock Options. The Employee shall be granted under the Corporation's 1999 Stock Option Plan ("Plan") upon the effective date of this Agreement options used for previous grants to the Employee as Co-CEO, as modified herein, to purchase an additional Two Hundred Fifty Thousand (250,000) shares of Common with the Stock Option Agreement for this grant to provide that upon a termination for any reason other than Cause or upon resignation following a Change of Control, that the Employee shall have five (5) years to exercise such stock options, as long as such period is not beyond the ten (10) year life from grant of such option and "Change of Control" shall have the meaning set out in this Agreement. As to the two previous Stock Option Agreements dated October 4, 2001 and November 29, 2001, such agreements shall be governed by their terms, except that such agreements shall be modified to provide (i) that upon a termination for any reason other than Cause, or upon resignation following a Change of Control, that the Employee shall have five (5) years to exercise such stock options, so long as such period is not beyond the ten (10) year life of such option from grant, and (ii) that the definition of "Change of Control" shall be as set out herein. If these modifications to the prior Option Agreements, however, would result in the Corporation incurring a compensation expense, such modification shall be voided.

        (e) Termination Following Change of Control. If within one (1) year following the consummation of a Change of Control, the Corporation elects to terminate Employee's employment hereunder for any reason other than for Cause, or the Employee resigns, the Corporation shall pay Employee upon termination a lump-sum amount equal to two (2) years of his then current Base Salary and any Earned Bonus for the current fiscal year when due, minus any deductions or withholdings as required by law. In such a situation the Corporation shall have no duty to continue any other benefits or compensation past the date of the lump sum payment, other than the Earned Bonus, if any, unless required by law. Upon a termination for Cause the Employee shall not be paid any other compensation whatsoever nor shall he be paid any Earned Bonus, unless required by law.

        (f) Expenses. Employee shall be entitled to his reasonable and customary expenses incurred in the performance of his duties under this Agreement as long as such expenses are requested pursuant to the standard procedures and limitations in place at the time.

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


                  (b) A "Change of Control" shall be defined as (a) the sale, lease, exchange or other transfer of all or substantially all of the assets of the Corporation (in one transaction or in a series of related transactions) to a person that is not controlled by the Corporation, (b) the approval by the Corporation's shareholders of any plan or proposal for the liquidation or dissolution of the Corporation, or (c) a change in control of the Corporation of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item 1 (a) of the Current Report on Form 8-K, as in effect on the effective date of this Agreement, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, whether or not the Corporation is then subject to such reporting requirements; provided, however, that, without limitation, such a Change in Control shall be deemed to have occurred at such time as (i) any Person becomes after the date of this Agreement the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of twenty (20%) or more of the combined voting power of the Corporation's outstanding securities ordinarily having the right to vote at elections of Directors or (ii) individuals who constitute the Board of Directors of the Corporation on the date of this Agreement cease for any reason to constitute at least a majority thereof.

                  (c) "Corporation Business" - shall mean the business of retail sales of merchandise by sales presentations broadcast directly to potential customers over broadcast stations, by cable and by satellite television transmissions, or any combination thereof, or distributed over the Internet, commonly known as the "shop at home business," and shall also include but is not limited to QVC, HSN (Home Shopping Network), ShopNBC (ValueVision) and ACN (America's Collectible Network).

                  (d) The "Corporation's Territory" shall be deemed to be North America.

                  (e) "Complete Disability" - Employee's inability, due to illness, accident or any other physical or mental incapacity, to perform the duties provided for herein for an aggregate of ninety (90) days within any period of two hundred forty (240) consecutive days.

                  (f) "Confidential Information" - Names, addresses, telephone numbers, contact persons and other identifying information relating to Accounts and information with respect to the needs and requirements of Accounts for the Corporation's products and services; rate and price information on products and services provided by the Corporation to its Accounts; all business records and personnel data relating to the Corporation's employees, including compensation arrangements of such employees; any trade secrets or other confidential information licensed to, obtained, developed or purchased or otherwise possessed by the Corporation or licensed by the Corporation to others; any other trade secrets or confidential information used or obtained by Employee in the course of his employment hereunder from any officer, employee, agent or representative of the Corporation or any division, subsidiary or affiliate of the Corporation or otherwise, information contained in any confidential documents prepared by or for the Corporation and its employees or agents at the Corporation's expense, on Corporation time or otherwise in furtherance of the Corporation Business, and other confidential information used or obtained by Employee in the course of his employment with the Corporation; financial information with respect to the Corporation Business; and information with respect to the Corporation's suppliers, and the source and availability of the supplies, equipment and materials used in the Corporation Business; provided, however, that Confidential Information shall not include: (i) any information that shall become generally known to the industry through no fault of Employee; (ii) any information that shall be disclosed to Employee by a third party (other than an officer, employee, agent or representative of the Corporation or any division, subsidiary or affiliate of the Corporation) having legitimate and unrestricted possession thereof and the unrestricted right to make such disclosure; or (iii) any information that Employee can demonstrate was within his legitimate and unrestricted possession prior to the time of his employment by the Corporation. All Confidential Information shall be contractually subject to protection under this Agreement whether such information would otherwise be regarded or legally considered "confidential" and without regard to whether such information constitutes a trade secret under applicable law or is separately protectable at law or in equity as a trade secret.

                  (g) "Earned Bonus" - If the Employee serves as Co-Chief Executive Officer for one-half (1/2) or more of the fiscal year, he shall be entitled to the full Bonus. If he served for less than one-half (1/2) of the fiscal year, he shall be entitled to one-half (1/2) of the Bonus. Such Earned Bonus shall be paid to the Employee upon the Corporation's filing of its Annual Report of the Form 10-K.

                  (h) "EBITDA" shall be defined as the Corporation achieving positive operating income plus depreciation and amortization as determined using generally acceptable accounting principles consistently applied.

                  (i) "Person" - Any individual, corporation, bank, partnership,
joint  venture,   association,   joint-stock  company,   trust,   unincorporated
organization, governmental authority or other entity.


         6.       Covenants Against Unfair Post-Termination Competition.

                  (a) Covenant Against Disclosure or Use of Confidential Information. In consideration of his employment hereunder, Employee agrees during the term of this Agreement and thereafter not disclose to any Person any Confidential Information. Additionally, for a period of two (2) years immediately after the termination or expiration of his employment hereunder, for any reason, he will not:

                                   [1] use in soliciting  the  patronage of any
                                    Person for the purpose of providing products or services of the kind provided in the Corporation Business, or

                                   [2] otherwise use for his own purposes, any
                                    Confidential Information obtained by
                                    Employee while employed by the Corporation;
                                    provided, however, that Employee may make disclosures required by a valid order or subpoena issued by a court or administrative agency of competent jurisdiction. In such event, Employee will promptly notify the Corporation of such order or subpoena to provide the Corporation an opportunity to protect its interest.

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

                           [3] enter into the employ of or render any service to or act in concert with any person, partnership, corporation or other entity engaged in the Corporation Business within the Corporation's Territory; or

                           [4] specifically work for (i) any person or entity engaged in the Corporation Business or (ii) any Internet entity or person that engages in E-commerce over the Internet in a business engaged in the sale of products substantially similar to the products sold by the Corporation; or (iii) any entity or person that builds, runs or manages the primary Internet site for a company in the Corporation Business; or

                           [5] become interested in the Corporation Business as a proprietor, partner, shareholder, director, officer, principal, agent, employee, consultant or in any other relationship or capacity; provided, that Employee may own up to five percent (5%) of the outstanding shares of any company which is a reporting company with the U.S. Securities and Exchange Commission.

         This Section shall survive the expiration or termination of this Agreement for any reason including but not limited to termination or resignation after a Change of Control, termination for Convenience, resignation or termination for Cause.

         7.       Inventions, Discoveries and Improvements.

                  (a) Disclosure to Corporation. Employee will promptly disclose in writing to the Corporation any and all inventions, discoveries and improvements, directly or indirectly related to the Corporation Business, whether conceived or made solely by Employee or jointly with others during the period of Employee's employment hereunder. All of Employee's right, title and interest in and to all such inventions, discoveries and improvements developed or conceived by Employee during the period of his employment shall be the sole property of the Corporation.

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

         11. Release. Employee agrees that the compensation that the Corporation is agreeing to pay under Sections 4 is contingent upon the Employee executing a release at that time in which the Employee will agree for himself, his heirs, personal representatives, successors and assigns for the consideration set out herein, to hereby release and forever discharge the Corporation and its subsidiaries and the Corporation's and its subsidiaries' successors, subsidiaries, assigns, affiliates, agents, representatives, employees, officers, directors, trustees and shareholders, from any and all causes of action or claims, demands and judgments whatsoever in law on equity, known or unknown, anticipated or unanticipated, in any federal or state court or before any federal or state commission, agency, or board, specifically including, but not limited to, any claim of age, race, religion, national origin, handicap and/or sex discrimination, and/or breach of contract, and/or claim or wrongful discharge, and/or any claim arising under the Family and Medical Leave Act, or any other action arising out of or otherwise associated with your employment with the Corporation, or claims of any other nature against Corporation whatsoever or any of the Corporation's or its subsidiaries' successors, subsidiaries, assigns, agents, representatives, employees, officers, directors, trustees and shareholders. The Employee agrees that the Corporation's obligations under this Agreement are contingent upon him signing a separate Release upon his termination, should the Corporation request, using the Corporation's standard Release Agreement as amended from time to time, however, nothing in this sentence shall in any way negate the release set out above should the Employee accept the compensation provided by this Agreement in Sections 4. If the Employee brings any of the actions referenced above, he is agreeing to waive any contractual right to the compensation provided by Sections 4, and agrees that if he has accepted such compensation and then brings such an action, except as prohibited by law, as a condition precedent to bringing such an action to refund the Corporation all the compensation he has received under Sections 4, and if such refund is prohibited by law, agrees that such compensation shall be a valid set off against any award or settlement of such claims including allowing the Corporation an affirmative recovery against the Employee should such award not exceed the amount of such compensation.

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
                                            Attention:  General Counsel

                           To Employee:     Mr. Frank A. Woods
                                            [Address Redacted]

                           With a copy to:  Mr. Frank A. Woods
                                            [Address Redacted]


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

         24. ATTORNEY FEES. If either party must bring an action against the other for any breach of this Agreement, the prevailing party in such action, as long as such action is brought in compliance with Sections 20, 21, and 22 of this Agreement, shall be entitled to its reasonable attorney fees and costs.

         25. Interpretation. The Employee acknowledges that the Corporation has advised him to receive the advice of independent counsel concerning this Agreement and therefore the parties agree that this Agreement has been fully negotiated and also agree that no provision of this Agreement shall be construed against or interpreted to the disadvantage of any Party by any court or other governmental or judicial authority by reason of such Party having or being deemed to have structured or drafted such provision.

         26. Informed Agreement. EMPLOYEE ACKNOWLEDGES THAT HE HAS HAD AN OPPORTUNITY AND HAS BEEN ENCOURAGED TO READ AND REVIEW THIS AGREEMENT AND BY SIGNING ACKNOWLEDGES THAT HE FULLY UNDERSTANDS IT. EMPLOYEE ALSO ACKNOWLEDGES THAT HE HAS BEEN ADVISED AND ENCOURAGED TO HAVE HIS OWN LEGAL COUNSEL REVIEW THIS AGREEMENT. EMPLOYEE AGREES TO THE TERMS SET OUT HEREIN FREELY, VOLUNTARILY AND WITHOUT COERCION.

                  IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

EMPLOYER:                                 EMPLOYEE:

SHOP AT HOME, INC.


By:         /s/                                  /s/
 ---------------------------         -------------------------------
         J.D. Clinton                          Frank A. Woods
         Chairman, Board of Directors

Exhibit 10.72



                               GEORGE R. DITOMASSI
                              EMPLOYMENT AGREEMENT

         This Employment Agreement, dated as of March 20, 2002, is between Shop At Home, Inc., a Tennessee corporation (herein "Corporation"), and George R. Ditomassi, a resident of the State of Massachusetts (herein "Employee") and replaces a previous Employment Agreement between the parties dated as of October 1, 2001 (herein "Original Agreement").

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

         WHEREAS, the Corporation is employing the Employee to serve as its Co-Chief Executive Officer;

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

         NOW, THEREFORE, for and in consideration of the premises and the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

         1. Employment and Term. The Corporation hereby employs Employee as Co-Chief Executive Officer to perform such services and duties as the Shop At Home, Inc. Board of Directors may from time to time designate during the term hereof, and Employee accepts such employment, all subject to the terms and conditions of this Agreement. Employee's employment under the terms of this Agreement shall commence on March 20, 2002, (herein "Commencement Date") and shall be for a term of two (2) years (the "Term"). Employee's employment under this Agreement shall be extended automatically for additional one (1) year terms after the initial term unless either party gives written notice to the contrary to the other at least thirty (30) days prior to commencement of the renewal term.

         2. Termination. The Corporation may terminate Employee's employment under this Agreement at any time (a) for Cause or (b) for Convenience as long as it complies with its obligations under Section 4. This Agreement shall terminate automatically upon the death of the Employee or the Employee's Complete Disability as defined herein. Upon proper termination of the Employee, except as may be provided in Section 4, Employee shall not be entitled to receive any further compensation or benefits from the Corporation other than the Corporation's then standard death insurance benefit, if any, if such termination is because of the Employee's death.

         3. Duties. Employee, during the term of this Agreement, will devote his attention and energies to the diligent performance of his duties as an employee of the Corporation. Corporation acknowledges that Employee had certain business relationships in existence at the time Employee executed the Original Agreement and nothing in this Agreement is intended to interfere with Employee's commitments outside the Corporation. In no event, however, during the term of this Agreement will the Employee engage in any venture for profit which the Corporation may consider to be in conflict with its best interest or to be in competition with its business or which may interfere with Employee's performance of his duties hereunder.

         4. Compensation.

         (a) Base Salary. The Corporation will pay to Employee as compensation for the services to be performed by him hereunder an annual salary of Two Hundred Thousand Dollars ($200,000) (the "Base Salary"), payable in equal installments, subject to increase from time to time by the mutual agreement of the parties hereto. The Employee shall also be entitled to such other benefits generally available to the Corporation's employees, not including generally available bonus plans or bonuses unless the Corporation and the Employee agree, in light of the Bonus provided herein, that participation in such general bonus plan is in the Corporation's best interest, such change to be done in compliance with Section 16.

        (b) Bonus. The Corporation may pay a bonus at any time during the term of this Agreement if the Board of Directors believes that substantial progress has been made, and shall pay the Employee a bonus equal to three and one-half percent (3.5%) of EBITDA in Fiscal Year 2002. In Fiscal Year ending June 30, 2003 and thereafter, unless otherwise agreed by the parties, the Employee shall be entitled to five percent (5%) of any increase over the preceding fiscal year's EBITDA. If the EBITDA for the preceding fiscal year is negative, the increase will be calculated on the assumption that EBITDA for the preceding year was zero. If EBITDA declines in any fiscal year compared to the previous year, for future calculation purposes, EBITDA for such fiscal year shall be assumed to be the same as the previous year (thus resulting in bonuses being calculated based on a "high-water mark" for EBITDA.) Bonuses shall be properly accrued for the time period to which they relate, and shall be calculated after the accrual for any bonus payable to the Corporation's Co-Chief Executive Officers. The parties agree that if the Compensation that would otherwise be due to the Employee exceeds the amount that would not allow the Corporation to deduct such expense for tax purposes, that the amount exceeding such limits shall be deferred until such time the payment of such Bonus can be properly deducted as an expense by the Corporation. At termination for any reason other than Cause, any such deferred Bonus shall be paid within thirty (30) days of such termination. Upon termination for Cause, the Employee agrees that any deferred Bonus shall be forfeited and the Corporation shall have no obligation to pay such deferred Bonus.

         The Parties agree that this Bonus is designed to create economic incentives for the Employee to accomplish a turnaround of the Corporation's operations. This Bonus structure may not be appropriate to the goals of the Corporation or the Employee once a turnaround is accomplished. Therefore, the parties agree to evaluate the Bonus plan at the end of the first term of this Agreement to ensure that it is still aligned with the goals of both the Company and Employee and to make such adjustments as the Parties may agree are necessary.

         (c) Stock Options. In addition to the stock options previously granted to Employee, he shall be granted under the Corporation's 1999 Stock Option Plan ("Plan") upon the effective date of this Agreement options to purchase an additional Two Hundred Fifty Thousand (250,000) shares of the Corporation's Common Stock. The Stock Option Agreement for this grant shall be on the same form as the Stock Option Agreements that were made pursuant to the Original Agreement modified to provide that upon a termination for any reason other than Cause or upon resignation following a Change of Control, that the Employee shall have five (5) years to exercise such stock options, as long as such period is not beyond the ten (10) year life from the grant of such Stock Option Agreement, and that "Change of Control" shall have the meaning set out herein. As to the two previous Stock Option Agreements dated October 4, 2001 and November 29, 2001, such agreements shall be governed by their terms, except that such agreements shall be modified as set out above unless these modifications would result in the Corporation incurring a compensation expense, then such modification shall be voided.

         (d) Termination for Cause, for Convenience and for Resignation. If the Corporation terminates the Employee for Convenience, Employee shall be entitled to be paid upon termination a lump-sum amount equal to twice his then current Base Salary minus any deductions or withholdings as required by law, and shall also be entitled when due his Earned Bonus for the current fiscal year, if any, again minus any deductions or withholdings required by law. Upon resignation, unless following a Change of Control, or termination for Cause the Corporation is not required to pay the Employee any additional Base Salary nor any Earned Bonus beyond the termination date.

         (e) Termination Following Change of Control. If within one (1) year following the consummation of a Change of Control, the Corporation elects to terminate Employee's employment hereunder for Convenience, or the Employee resigns, the Corporation shall pay Employee upon termination a lump-sum amount equal to twice his then current Base Salary and any Earned Bonus for the current fiscal year when due, minus any deductions or withholdings as required by law. In such a situation the Corporation shall have no duty to continue any other benefits or compensation past the date of the lump sum payment, other than the Earned Bonus, if any, unless required by law. Upon a termination for Cause the Employee shall not be paid any other compensation whatsoever nor shall he be paid any Earned Bonus, unless required by law.

         (f) Expenses. Employee shall be entitled to his reasonable and customary expenses incurred in the performance of his duties under this Agreement as long as such expenses are requested pursuant to the standard procedures and limitations in place at the time.

         5. Definitions. For purposes of this Agreement the following terms shall have the meanings specified below:

         (a)      "Cause" shall mean any one of the following:

                  (i) The Employee commits an act of dishonesty, embezzlement or fraud against the Corporation.
                  (ii) The Employee competes, in a manner prohibited by this Agreement, with the Corporation.
                  (iii) Employee is convicted of a misdemeanor involving dishonesty, breach of trust or moral turpitude, or is convicted of any felony.
                  (iv)     Employee engages in the use of any illegal drug.
                  (v) Any state or federal regulatory agency or court of competent jurisdiction issues an order requiring the Employee's removal from any duties or responsibilities for the Corporation

         (b)      "Change of Control" shall mean any of the following:

                  (i) The sale, lease, exchange or other transfer of all or substantially all of the assets of the Corporation (in one transaction or in a series of related transactions) to a person that is not controlled by the Corporation.
                  (ii) The approval by the Corporation's shareholders of any plan or proposal for the liquidation or dissolution of the Corporation.
                  (iii) A change in control of the Corporation of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item 1 (a) of the Current Report on Form 8-K, as in effect on the effective date of this Agreement, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, whether or not the Corporation is then subject to such reporting requirements.
                  (iv) Any Person becomes after the date of this Agreement the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of twenty percent (20%) or more of the combined voting power of the Corporation's outstanding securities ordinarily having the right to vote at elections of Directors.
                  (v) Individuals who constitute the Board of Directors of the Corporation on the date of this Agreement cease for any reason to constitute at least a majority thereof.

         (c) "Complete Disability" shall mean Employee's inability, due to illness, accident or any other physical or mental incapacity, to perform the duties provided for herein for an aggregate of ninety (90) days within any period of two hundred forty (240) consecutive days.

         (d) "Confidential Information" shall mean names, addresses, telephone numbers, contact persons and other identifying information relating to Accounts and information with respect to the needs and requirements of Accounts for the Corporation's products and services; rate and price information on products and services provided by the Corporation to its Accounts; all business records and personnel data relating to the Corporation's employees, including compensation arrangements of such employees; any trade secrets or other confidential information licensed to, obtained, developed or purchased or otherwise possessed by the Corporation or licensed by the Corporation to others; any other trade secrets or confidential information used or obtained by Employee in the course of his employment hereunder from any officer, employee, agent or representative of the Corporation or any division, subsidiary or affiliate of the Corporation or otherwise, information contained in any confidential documents prepared by or for the Corporation and its employees or agents at the Corporation's expense, on Corporation time or otherwise in furtherance of the Corporation Business, and other confidential information used or obtained by Employee in the course of his employment with the Corporation; financial information with respect to the Corporation Business; and information with respect to the Corporation's suppliers, and the source and availability of the supplies, equipment and materials used in the Corporation Business; provided, however, that Confidential Information shall not include: (i) any information that shall become generally known to the industry through no fault of Employee; (ii) any information that shall be disclosed to Employee by a third party (other than an officer, employee, agent or representative of the Corporation or any division, subsidiary or affiliate of the Corporation) having legitimate and unrestricted possession thereof and the unrestricted right to make such disclosure; or (iii) any information that Employee can demonstrate was within his legitimate and unrestricted possession prior to the time of his employment by the Corporation. All Confidential Information shall be contractually subject to protection under this Agreement whether such information would otherwise be regarded or legally considered "confidential" and without regard to whether such information constitutes a trade secret under applicable law or is separately protectable at law or in equity as a trade secret.

         (e) "Convenience" shall mean for any reason other than for Cause.

         (f) "Corporation Business" shall mean the business of retail sales of merchandise by sales presentations broadcast directly to potential customers over broadcast stations, by cable and by satellite television transmissions, or any combination thereof, or distributed over the Internet, commonly known as the "shop at home business," and shall also include but is not limited to QVC, HSN (Home Shopping Network), ShopNBC (ValueVision) and ACN (America's Collectible Network).

         (g) "Corporation's Territory" shall be deemed to be North America.

         (h) "Earned Bonus" shall mean if the Employee serves as Co-Chief Executive Officer for one-half (1/2) or more of the fiscal year, he shall be entitled to the full Bonus. If he served for less than one-half (1/2) of the fiscal year, he shall be entitled to one-half (1/2) of the Bonus. Such Earned Bonus shall be paid to the Employee upon the Corporation's filing of its Annual Report of the Form 10-K.

         (i) "EBITDA" shall mean the Corporation achieving positive operating income plus depreciation and amortization as determined using generally acceptable accounting principles consistently applied.

         (j) "Person" shall mean any individual, corporation, bank, partnership, joint venture, association, joint-stock company, trust, unincorporated organization, governmental authority or other entity.

         6.       Covenants Against Unfair Post-Termination Competition.

         (a) Covenant Against Disclosure or Use of Confidential Information. In consideration of his employment hereunder, Employee agrees during the term of this Agreement and thereafter not disclose to any Person any Confidential Information. Additionally, for a period of two (2) years immediately after the termination or expiration of his employment hereunder, for any reason, he will not use in soliciting the patronage of any Person for the purpose of providing products or services of the kind provided in the Corporation Business, or otherwise use for his own purposes, any Confidential Information obtained by Employee while employed by the Corporation; provided, however, that Employee may make disclosures required by a valid order or subpoena issued by a court or administrative agency of competent jurisdiction. In such event, Employee will promptly notify the Corporation of such order or subpoena to provide the Corporation an opportunity to protect its interest.

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

         (c) Covenant Against Post-Termination Competition. In consideration of Employee's employment by the Corporation, Employee agrees that, for a period of two (2) years immediately after the termination or expiration of his employment hereunder, for any reason, he will not, directly or indirectly, individually or on behalf of any Person:

                  (i) solicit any Account for the purpose of selling or providing to the Account products or services of the same kind as provided by the Corporation during Employee's employment by the Corporation; or
                  (ii) provide services of the type provided by Employee to the Corporation to any Person which is then engaged in the Corporation Business; or
                  (iii) enter into the employ of or render any service to or act in concert with any person, partnership, corporation or other entity engaged in the Corporation Business within the Corporation's Territory; or
                  (iv) specifically work for (a) any person or entity engaged in the Corporation Business or (b) any Internet entity or person that engages in E-commerce over the Internet in a business engaged in the sale of products substantially similar to the products sold by the Corporation; or (c) any entity or person that builds, runs or manages the primary Internet site for a company in the Corporation Business; or
                  (v) become interested in the Corporation Business as a proprietor, partner, shareholder, director, officer, principal, agent, employee, consultant or in any other relationship or capacity; provided, that Employee may own up to five percent (5%) of the outstanding shares of any company which is a reporting company with the U.S. Securities and Exchange Commission.

         This Section shall survive the expiration or termination of this Agreement for any reason including but not limited to termination or resignation after a Change of Control, termination for Convenience, resignation or termination for Cause.

         7.       Inventions, Discoveries and Improvements.

         (a) Disclosure to Corporation. Employee will promptly disclose in writing to the Corporation any and all inventions, discoveries and improvements, directly or indirectly related to the Corporation Business, whether conceived or made solely by Employee or jointly with others during the period of Employee's employment hereunder. All of Employee's right, title and interest in and to all such inventions, discoveries and improvements developed or conceived by Employee during the period of his employment shall be the sole property of the Corporation.

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

         11. Release. Employee agrees that the compensation that the Corporation is agreeing to pay under Section 4 is contingent upon the Employee executing a release at that time in which the Employee will agree for himself, his heirs, personal representatives, successors and assigns for the consideration set out herein, to hereby release and forever discharge the Corporation and its subsidiaries and the Corporation's and its subsidiaries' successors, subsidiaries, assigns, affiliates, agents, representatives, employees, officers, directors, trustees and shareholders, from any and all causes of action or claims, demands and judgments whatsoever in law on equity, known or unknown, anticipated or unanticipated, in any federal or state court or before any federal or state commission, agency, or board, specifically including, but not limited to, any claim of age, race, religion, national origin, handicap and/or sex discrimination, and/or breach of contract, and/or claim of wrongful discharge, and/or any claim arising under the Family and Medical Leave Act, or any other action arising out of or otherwise associated with your employment with the Corporation, or claims of any other nature against Corporation whatsoever or any of the Corporation's or its subsidiaries' successors, subsidiaries, assigns, agents, representatives, employees, officers, directors, trustees and shareholders. The Employee agrees that the Corporation's obligations under this Agreement are contingent upon him signing a separate Release upon his termination, should the Corporation request, using the Corporation's standard Release Agreement as amended from time to time, however, nothing in this sentence shall in any way negate the release set out above should the Employee accept the compensation provided by this Agreement in
Section 4. If the Employee brings any of the actions referenced above, he is agreeing to waive any contractual right to the compensation provided by Section 4, and agrees that if he has accepted such compensation and then brings such an action, except as prohibited by law, as a condition precedent to bringing such an action to refund the Corporation all the compensation he has received under
Section 4, and if such refund is prohibited by law, agrees that such compensation shall be a valid set off against any award or settlement of such claims including allowing the Corporation an affirmative recovery against the Employee should such award not exceed the amount of such compensation.

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

                  To Corporation:           Shop At Home, Inc.
                                            5388 Hickory Hollow Parkway
                                            Antioch, Tennessee 37013
                                            Attention: General Counsel

                  To Employee:              George R. Ditomassi
                                            [ADDRESS REDACTED]


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

         18. Headings. The headings set out in this Agreement are for convenience of reference and shall not be deemed a part of this Agreement and shall not affect the meaning or construction of any of the provisions herein.

         19. Entire  Agreement.   This  Agreement   (including  the  documents
referred to herein) constitutes the entire agreement among the parties and supersedes any prior understandings, agreements, or representations by or among the parties, written or oral, to the extent they related in any way to the subject matter hereof.

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

         24. ATTORNEY FEES. If either party must bring an action against the other for any breach of this Agreement, the prevailing party in such action, as long as such action is brought in compliance with Sections 20, 21, and 22 of this Agreement, shall be entitled to its reasonable attorney fees and costs.

         25. Interpretation. The Employee acknowledges that the Corporation has advised him to receive the advice of independent counsel concerning this Agreement and therefore the parties agree that this Agreement has been fully negotiated and also agree that no provision of this Agreement shall be construed against or interpreted to the disadvantage of any Party by any court or other governmental or judicial authority by reason of such Party having or being deemed to have structured or drafted such provision.

         26. Informed  Agreement.  EMPLOYEE  ACKNOWLEDGES  THAT  HE  HAS  HAD
AN OPPORTUNITY AND HAS BEEN ENCOURAGED TO READ AND REVIEW THIS AGREEMENT AND BY SIGNING ACKNOWLEDGES THAT HE FULLY UNDERSTANDS IT. EMPLOYEE
ALSO ACKNOWLEDGES THAT HE HAS BEEN ADVISED AND ENCOURAGED TO HAVE HIS OWN LEGAL COUNSEL REVIEW THIS AGREEMENT. EMPLOYEE AGREES TO THE TERMS SET OUT HEREIN FREELY, VOLUNTARILY AND WITHOUT COERCION.

                  IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

EMPLOYER:                                EMPLOYEE:

SHOP AT HOME, INC.


By:             /s/                               /s/
     ----------------------------        ----------------------------
         J.D. Clinton                       George R. Ditomassi
         Chairman, Board of Directors