Form 10-K
period 2002-06-30
SHOP AT HOME INC /TN/
filed 2002-09-06
CIK 810029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    ---------

                                    FORM 10-K
         (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Common Stock held by non-affiliates of the registrant on September 3, 2002 was $78,643,183.

Number of shares of Common Stock outstanding as of September 3, 2002 was 41,956,747.

                               SHOP AT HOME, INC.

                                    FORM 10-K

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                      INDEX

PART I                                                                    Page
                                                                          ----

         Item 1.           Business                                        4
         Item 2.           Properties                                      9
         Item 3.           Legal Proceedings                               10
         Item 4.           Submission of Matters to a Vote of
                                 Security Holders                          10

PART II

         Item 5.           Market for Shop At Home's Common Stock          11
         Item 6.           Selected Financial Data                         12
         Item 7.           Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations       13
         Item 7A.          Quantitative and Qualitative Disclosures
                                 About Market Risk                         22
         Item 8.           Financial Statements and Supplementary Data     24
         Item 9.           Changes in and Disagreements with Accountants
                                 on Accounting and Financial Disclosure    55
PART III

         Item 10.          Directors and Executive Officers of the Company 56
         Item 11.          Executive Compensation                          56
         Item 12.          Security Ownership of Certain Beneficial
                                 Owners and Management                     56
         Item 13.          Certain Relationships and Related Transactions  56

PART IV

         Item 14.          Exhibits, Financial Statement Schedule, and Reports
                                    on Form 8-K                            57

SIGNATURES                                                                 63

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

        technological changes in the television and Internet industry;

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

ITEM 1.  BUSINESS

Company Overview

         The Company is a retail seller of a variety of consumer products through interactive electronic media including broadcast, cable and satellite television and the Internet. Products marketed by the Company fall into three principal categories: collectibles; jewelry, beauty and fitness; and electronics. The Company produces programming in a digital format at its facilities in Nashville, Tennessee. The programming is transmitted by satellite to cable television systems, direct broadcast satellite (DBS) systems and television broadcasting stations across the country.

         The Company owns and operates five UHF television stations, which are located in the San Francisco, Boston, Cleveland, Raleigh and Bridgeport markets. Four of these television stations are located in the top 20 television markets in the United States, including the Bridgeport, Connecticut, station which covers a portion of the New York City designated market area (as defined by Nielsen Media). As of June 30, 2002, the Company's television programming reached, during all or part of the day, 69.8 million cable and DBS households, many of which received the programming on more than one channel. The Company estimates (based on a proprietary formula) that these 69.8 million homes are the full-time equivalent of approximately 41.8 million cable and DBS households.

         The Company operates principally in two segments: Network and shopathometv.com. For disclosure about operating segment data see Note 18 in the Notes to Consolidated Financial Statements.

         The Company was incorporated in June 1986 under the laws of Tennessee, and its principal place of business and executive offices are located at 5388 Hickory Hollow Parkway, Nashville, Tennessee 37013. The Company's telephone number is (615) 263-8000, and its Internet address is www.shopathometv.com.

Industry Background

         Television Programming. Electronic commerce using full-time television programming is a rapidly expanding industry. This industry has four large public company competitors, QVC, HSN, ShopNBC and Shop At Home.

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

         In addition, the FCC has adopted rules for implementing digital (including high-definition) television service, also called DTV service. The FCC has allotted to eligible existing television stations a second channel on which to provide DTV service. Television stations will be allowed to use these channels according to their best business judgment. These uses include multiple standard definition program channels, data transfer, subscription video, interactive materials, and audio signals, while continuing to provide a free programming service digitally that is at least comparable to today's analog service.

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

Recent Developments

         Channel 59-69 Auction.

         In the 1997 Balanced Budget Act, Congress directed the FCC to reallocate the 746-806 MHz band of spectrum for both public safety and commercial use. The FCC anticipates that this spectrum will be used for next generation, or 3G, wireless services. This band currently is being used by analog broadcast television stations operating on channels 59 through 69. The spectrum is occupied by more than 100 analog broadcast television stations ("incumbent stations") throughout the country, including the Company's stations located in the Boston and Cleveland markets and a former Company station located in Houston.

         Under the FCC's rules, these incumbent stations are permitted to continue analog operations on Channels 59 through 69 until at least December 31, 2006. Auction of the spectrum for wireless services which had been scheduled for June 2002 is currently delayed and being reviewed to resolve spectrum allocation issues. Because broadcasters and wireless carriers cannot use the spectrum simultaneously, auction winners wishing to initiate commercial wireless services before 2007 may desire to relocate the incumbent broadcast stations, including the Company's incumbent stations.

         Accordingly, assuming the auction is completed, there is a possibility that either through an FCC-endorsed band-clearing plan, or through private negotiations, opportunities may exist for broadcast station owners located in the 746-806 MHz band (i.e. on channels 59-69), including the Company, to reach agreements, including possible compensation with auction winners, to facilitate relocation of certain stations. If such an opportunity exists, the Company may be willing, for a negotiated price to cover its investment in these stations and to recoup expected losses from potential over-the-air viewership losses occurring from vacating the analog spectrum early, to relocate any or all the stations listed above to its digital allocation. In addition to its stations in Boston and Cleveland, the Company has retained an interest in the potential spectrum auction profit related to its former Houston property.

         The Company has elected to join forces with several other television station group owners via its membership in The Spectrum Clearing Alliance. This non-profit organization has retained the services of Allen & Company (an investment banking firm) to represent its members collectively in their respective negotiations with wireless services bidders concerning the compensation to be paid to the television incumbents on channels 59-69 for clearing their channels prior to the applicable 2006 deadline. Based on preliminary projections by Allen & Company, the Company could conceivably receive significant compensation for its spectrum. Because of the uncertainty regarding the timing of the spectrum auction, as well as the unpredictability of demand for the spectrum, the Company believes that any estimate of potential compensation is highly speculative.

Distribution of Programming

     The Company has a nationwide network that as of June 30, 2002, reaches 69.8 million unique cable and satellite households, with approximately 41.8 million receiving the Company's programming on a full-time equivalent basis. The Company distributes its programming to consumers by or through:

        television stations with which the Company has entered into agreements to purchase broadcast time;

        the carriage of those television broadcasts by cable television systems under the "must carry" or retransmission consent provisions of federal law;

        direct carriage on cable television systems under agreements with cable system operators;

        DBS providers, DirecTV and EchoStar;

        the Company's website, shopathometv.com; and

        the Company's owned and operated television stations.

         Programming Origination. The Company originates its programming from its studios and technical facilities in Nashville, Tennessee, and has the capability to broadcast multiple live shows from its studios simultaneously. The Company transmits its programming to transponders leased or subleased by it on satellites. The satellites retransmit the Company's signal to various program distribution sources.

         The Company also originates programming on its website with video streaming of its live television network.

         Owned and Operated Stations. The following table sets forth certain information regarding each of the broadcast stations owned by the Company:


                                                                               DMA Households(1)
                                                                         -----------------------------------
                                                License                         (In Thousands)
                                   DMA         Expiration   Rank of         Broadcast
                  Call Sign       Market         Date         DMA           Television        Cable
                  ----------  ---------------  ----------   ---------    ----------------- -----------------

                  WSAH        New York (2)        6/2007           1            7,301            5,551 (2)
                  KCNS        San Francisco      12/2006           5            2,426            1,946
                  WMFP        Boston              4/2007           6            2,315            2,072
                  WOAC        Cleveland          10/2005          17            1,513            1,066
                  WRAY        Raleigh            12/2004          29              939              499

(1) Per Nielsen Media Research, total number of broadcast television households as of January 2002 and total number of cable households as of July 2002.

(2) While WSAH, Bridgeport, Connecticut, is inside the New York DMA, the station only covers a portion of the market.

         Affiliations. We have a nationwide network for the distribution of our programming through affiliation agreements with over 400 television broadcast stations and cable television systems and both DBS providers, DirecTV and EchoStar. Today, our programming is viewed via broadcast television stations or cable systems in more than 170 television markets, including 97 of the top 100 designated market areas (DMAs).

         Our affiliation agreements with cable system operators and third party television stations typically have one-year terms with automatic renewal unless either party gives 30 days' notice prior to the end of the term. We generally have a right of first refusal before the affiliate can offer the contract to a third party. Our experience has been that most of our affiliation agreements continue for long periods.

         Our carriage agreements with DirecTV and EchoStar are multi-year agreements that may be terminated prior to their expiration under certain circumstances. We cannot assure you that we will be able to extend the term of such agreements beyond the current expiration dates or that these agreements will not be terminated at an earlier date.

         Our programming time purchased under affiliation agreements is usually preemptible only under certain specified circumstances, such as public interest or breaking news programming, in which case we are not required to pay our fixed rate for the preempted time. These agreements sometimes require the affiliate to provide for advertising of our network.

Products and Customers

         Products and Merchandise. The Company focuses on presenting mass-appeal consumer products at attractive price points that can take advantage of the visual appeal of television including jewelry, electronics, collectibles, fitness equipment, apparel, housewares and health and beauty aids.

         The Company purchases merchandise from numerous vendors, and certain products sold by the Company are available through multiple suppliers. The Company also acquires unique products from a select group of vendors and believes that it will be able to continue to identify sources of specialty products. The mix of products and source of merchandise depends on a variety of factors including price and availability. By monitoring product sales and revising product offerings, the Company strives to maintain an attractive and profitable product mix. The Company also is continually evaluating new products and vendors to broaden its merchandise selection.

         We generally do not have long-term commitments with our vendors, and there are various sources of supply available for each category of merchandise sold. During the year ended June 30, 2002, the Company had three vendors from whom it purchased more than 10% each of its total cost of goods sold. The three vendors represented two different product categories and accounted for 15.2%, 10.8% and 10.7% of the Company's cost of goods sold. The Company believes that it could find replacement vendors for the products sold by any one of these vendors without a material adverse effect on the Company.

         The following table sets forth certain information about the principal categories of merchandise sold by the Company during the years ended June 30, 2002, 2001 and 2000:

               Type of Product                                        Percentage of Net Revenues
-----------------------------------------------     ----------------------------------------------------------------

                                                           2002                      2001                   2000
                                                    --------------------       -----------------      ------------------
Collectibles                                                 44.1 %                   58.3 %                  55.8 %
Jewelry, Beauty and Home                                     30.0                     27.5                    21.1
Electronics                                                  25.9                     14.2                    23.1

Total                                                       100.0 %                  100.0 %                 100.0 %

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

         Returns of Products and Merchandise. Generally, the Company currently offers its customers a full refund on merchandise returned within 30 days of the date of purchase.

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

         Seasonality.      The Company's  business is somewhat  seasonal,  with
its sales made in the last quarter of the calendar year normally being the highest for the fiscal year.

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

Employees

         As of June 30, 2002, the Company employed approximately 508 persons of which approximately 465 were full-time employees. The Company believes it maintains a good relationship with its employees. Presently, no collective bargaining agreements exist between the Company and its employees.

Information Technology

         The Company operates on an enterprise-wide platform integrating customer management, the Internet, and financial reporting. The system is scalable as the Company grows and interfaces with the Company's telephone center operations, its website, e-mail and vendors with electronic data interchange capabilities.

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

Broadcast Technology

         Production. The Company's broadcast studio in Nashville features state-of-the-art digital equipment. Utilizing "serial digital" video processing allows the Company to produce programs with minimal signal degradation in any part of the production process and to provide the viewer with optimal signal quality. Computer video server technology and the MPEG-2 format are used extensively to allow instant recall of product shots or promotional spots to be used on the air. Panasonic's DVCPRO videotape format is used for digital content recording and playback. Video promotions are produced in editing suites utilizing computer equipment and the Motion-JPEG video format.

         Distribution. The Company currently has four satellite distribution channels: three analog and one digital. The uplink signals are transmitted through a state-of-the-art 9.3 meter dish with a second 9.3 meter backup dish available at the Company's Nashville facilities. A portion of the Company's affiliates, including all five of its owned and operated stations, have begun using the digital MPEG-2 signal to deliver the clearest picture possible to their households. The Company's primary feed is via PanAmSat's satellite G-XI, and the Company has a right to a backup feed if the primary feed fails.

ITEM 2.  PROPERTIES

         The Company's technical facilities, studios and executive offices are located in Nashville, Tennessee in a 74,000 square foot building it owns and in 9,200 square feet of leased space in an adjacent facility. Additionally, the Company leases a 43,000 square foot warehouse located near its Nashville headquarters.

         Each of the Company's five owned television stations has studio, office and transmitter facilities, all of which are leased.

ITEM 3.  LEGAL PROCEEDINGS

         A lawsuit was filed against the Company in January 2000 by a former vendor, Classic Collectibles, LLC, in state Chancery Court in Chattanooga, Tennessee. The vendor alleges that the Company improperly canceled certain orders, that certain amounts it paid to the Company under a written agreement should be refunded, and that certain amounts were left owing on the account. The vendor is also claiming entitlement to alleged lost profits of approximately $2 million, asserting the Company did not provide an amount of broadcast network time in 1999 that the vendor alleges was orally promised in connection with the written agreement. The Company has filed its answer and has vigorously pursued its defense of this action. The case is currently set for a jury trial in November 2002.

         A lawsuit was filed against the Company in April 2002 by ING Merger LLC, as successor to ING Barings LLC ("ING"), in the United States District Court in the Southern District of New York. ING alleges that the Company failed to pay investment banking fees and related expenses in connection with two agreements. In its complaint, ING demands damages of approximately $450,000 plus interest and costs. The Company has filed its answer and plans to vigorously pursue its defense of this action.

         The Company is subject to routine litigation arising from the normal and ordinary operation of its business. The Company believes that such litigation is not likely to have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR SHOP AT HOME'S COMMON STOCK

         The Company's common stock is quoted in the Nasdaq National Market under the symbol "SATH".

Equity Compensation Plan Information
                                  (a)                             (b)                             (c)
                                  Number  of  securities  to  be  Weighted-average      exercise  Number      of      securities
                                  issued   upon    exercise   of  price of outstanding  options,  remaining     available    for
                                  outstanding options,  warrants  warrants and rights             future  issuance  under equity
Plan category                     and rights                                                      compensation  plans (excluding
                                                                                                  securities     reflected    in
                                                                                                  column (a))
Equity     compensation    plans
approved by security holders
                                            4,845,150                         $ 3.46                        2,173,200

         The range of market prices for the Company's Common Stock during the two most recent fiscal years, as reported by the high and low closing prices on the National Market, are as follows.

                                                                            HIGH             LOW

   FISCAL 2001

   First Quarter                                                            $5.19           $2.44
   Second Quarter                                                            2.94            0.97
   Third Quarter                                                             2.03            1.28
   Fourth Quarter                                                            3.21            1.44

   FISCAL 2002

   First Quarter                                                            $3.38           $1.91
   Second Quarter                                                            3.05            1.85
   Third Quarter                                                             3.65            2.50
   Fourth Quarter                                                            3.22            2.00


         As of June 30, 2002, there were approximately 618 owners of the Company's Common Stock on record.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included as Item 8. The statements of operations and balance sheet data set forth below as of and for each of the five years in the period ended June 30, 2002, are derived from the audited financial statements of the Company.

For factors affecting the comparability of Selected Financial Data, refer to
Item 7 and the footnotes below.

                                                                                  Years Ended June 30,
                                                          2002          2001             2000            1999           1998
                                                          ----          ----             ----            ----           ----
                                                                         (in thousands, except per share data)

Statements of Operations Data:
Net revenues                                                $ 195,840      $ 177,615      $ 201,556       $ 150,399     $ 100,906
Cost of goods sold                                            127,260        122,353        133,751          93,396        60,410
Other operating expenses                                       90,685         98,448         79,153          53,726        36,099
Non-recurring expenses(1)                                         837              -              -             986             -
Other expense (income) (4)                                         12       (48,992)            154              46         (900)
Interest income                                                   552            906            749             656           564
Interest expense                                               10,878         11,875          9,663           8,932         2,693
                                                       ---------------------------------------------------------------------------
Income (loss) from continuing operations
     before income taxes                                     (33,280)        (5,163)       (20,416)         (6,031)         3,168
Income tax expense (benefit)                                 (10,652)            262        (7,709)         (2,492)         1,204
                                                       ---------------------------------------------------------------------------
Income (loss) from continuing
     operations                                              (22,628)        (5,425)       (12,707)         (3,539)         1,964

Income (loss) from discontinued operations
     of CET (3)                                                     -          (598)          (786)             235         (451)
Loss on disposal of CET (3)                                         -        (2,864)              -               -             -
                                                       ---------------------------------------------------------------------------
Income (loss) before cumulative
     effect of accounting change                             (22,628)        (8,887)              -               -             -
Cumulative effect of accounting change                              -        (1,359)              -               -             -
                                                       ---------------------------------------------------------------------------
Net income (loss)                                            (22,628)       (10,246)       (13,493)         (3,304)         1,513

Preferred stock accretion and dividends                             -          8,156              6              14            14
                                                       ---------------------------------------------------------------------------
Net income (loss) available for common
     shareholders                                           $(22,628)      $(18,402)     $ (13,499)       $ (3,318)      $  1,499
                                                       ===========================================================================
Weighted average common
      shares - basic                                           41,861         36,311         30,490          23,771        14,511
Weighted average common
      shares - dilutive                                        41,861         36,311         30,490          23,771        17,496
Basic earnings (loss) per share from
      continuing operations (2)                             $  (0.54)      $  (0.37)      $  (0.42)       $  (0.15)      $   0.13
Diluted earnings (loss) per share from
      continuing operations (2)                             $  (0.54)      $  (0.37)      $  (0.42)       $  (0.15)      $   0.11
Cash dividends per share of
      common stock                                             $    -         $    -        $     -         $     -        $    -

Balance Sheet Data:
Working capital                                               $   944       $  8,579      $  16,806      $ (17,646)      $ 11,568
Total assets                                                  178,080        180,017        227,294         170,697       143,770
Current liabilities                                            32,247         28,785         45,468          48,364        19,212
Long-term debt and capital leases, less
     current portion                                           92,596         75,484         84,336          75,893        75,254
Redeemable preferred stock                                        145            161         12,504             834         1,393
Stockholders' equity                                           53,092         75,587         84,986          45,297        44,360

(1) These expenses relate to debt offering expenses of an offering not completed (2002) and the grand opening of Shop At Home's Nashville headquarters (1999).
(2) For details of the calculation of basic and dilutive earnings per share, see Note 12 to the consolidated financial statements.
(3)  CET is the abbreviation of Collector's Edge of Tennessee, Inc.
(4) Other income for 2001 includes a gain of $48,929 related to the sale of the Company's Houston television station. See Note 17 to the consolidated financial statements.

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

         The carrying value of the Company's goodwill and television station licenses is tested for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. If an impairment test indicates that the carrying value of goodwill is impaired, the carrying value of goodwill is reduced by the amount by which the carrying value exceeds the implied fair value of that goodwill. If an impairment test indicates that the carrying value of the television station licenses is impaired, the carrying value of the television station licenses is reduced by the amount by which the carrying value exceeds the fair value of the television station licenses. Both the implied fair value of goodwill and the fair value of the television station licenses are based upon assumptions which may prove to be untrue in the future.

         The assessment of the recoverability of the carrying value of long-lived assets with finite lives is performed in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. If circumstances suggest that long-lived assets with finite lives may be impaired and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. The determination of cash flows is based upon assumptions and forecasts that may not occur.
         The Company recognizes product sales upon delivery of merchandise to the customer. Sales are reduced by estimated sales returns to arrive at net sales. The Company's return policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery. The estimated return percentage for the twelve months ended June 30, 2002, was arrived at based upon empirical evidence of actual returns, and the percentage was applied against sales to arrive at net sales. Actual levels of merchandise returned may vary from these estimates.

         Certain of the Company's accounts receivable are subject to credit losses. The Company utilizes an installment credit process called "stretch pay" which enables its customers to purchase merchandise over an expanded period from two to five months. The reserve for expected credit losses is based on past experience with similar accounts receivable. It is possible, however, that the accuracy of the Company's estimation process could be materially affected as the composition of this pool of accounts receivable changes over time. Management continually reviews and refines the estimation process to make it as current as possible; however, there can be no guarantee that estimated credit losses on these accounts receivable will be accurate.

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

         The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for its valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in an amount in excess of the net recorded amount, an adjustment to the valuation allowance would decrease income tax expense in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to its valuation allowance would increase income tax expense in the period such determination was made.

Overview

         The Company made significant progress in fiscal 2002. Net revenues improved 10.3%, and the loss from operations was reduced by 46.9%, or $20.2 million. Nevertheless, the Company continued to experience operating losses. Management is continuing its efforts to return to operational profitability. Seeking to accelerate its improvement efforts, the Company explored strategic relationships with potential operating and financial partners during the year, and on August 14, 2002, entered into a transaction, subject to shareholder and other approvals, with The E.W. Scripps Company. The principal agreement contemplating this transaction is summarized later in this section.


         The following table sets forth for the periods indicated the percentage relationship to net revenues of certain items included in the Company's Statements of Operations:







                                                                                      Years Ended June 30,
                                                                                      --------------------
                                                                         2002             2001            2000
                                                                         ----             ----            ----

Net revenues                                                              100.0 %         100.0 %           100.0 %

Cost of goods sold                                                         65.0            68.9              66.4
Salaries and wages                                                          9.0            12.5               7.7
Transponder and affiliate charges                                          21.1            22.4              17.2
General and administrative expenses                                        10.2            12.6              10.2
Depreciation and amortization                                               6.0             7.9               4.1
Offering expenses                                                           0.4               -                 -
                                                                   -------------     -----------     -------------
     Total operating expenses                                             111.7           124.3             105.6

Interest income                                                             0.3             0.5               0.4
Interest expense                                                          (5.6)           (6.7)             (4.8)
Other income                                                                  -            27.6             (0.1)
                                                                   -------------     -----------     -------------

Loss from continuing operations before income taxes                      (17.0)           (2.9)            (10.1)
Income tax expense (benefit)                                              (5.4)             0.1             (3.8)
                                                                   -------------     -----------     -------------

Loss before discontinued operations                                      (11.6)           (3.0)             (6.3)

Discontinued operations, net of tax                                           -           (2.0)             (0.4)
                                                                   -------------     -----------     -------------

Loss before cumulative effect of
     accounting change                                                   (11.6)           (5.0)             (6.7)


Cumulative effect of accounting change                                        -           (0.8)                 -
                                                                   -------------     -----------     -------------

Net loss                                                                 (11.6)           (5.8)             (6.7)
                                                                   =============     ===========     =============

Results of Operations

Fiscal Year 2002 vs. Fiscal Year 2001

         Net Revenues. Shop At Home's net revenues for the year ended June 30, 2002, were $195.8 million, an increase of 10.3% over net revenues of $177.6 million for the year ended June 30, 2001. The core business of retail sales through the television network accounted for 89.9% of net revenues. The remaining 10.1% of net revenues were derived from shopathometv.com. Returns of merchandise decreased to a rate of 18.3% of gross sales from 25.6% in the prior year. The increase in net revenues is attributable to a greater number of television households reached as well as more informative, precise on-air presentations resulting in fewer returns of merchandise.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and freight. For the year ended June 30, 2002, the cost of goods sold as a percentage of net revenues decreased to 65.0% from 68.9% for the year ended June 30, 2001. The improvement was due to better merchandise planning and price negotiations with suppliers.

         Salaries and Wages. Salaries and wages for the year ended June 30, 2002, were $17.7 million, a decrease of 19.9% compared to the year ended June 30, 2001. Salaries and wages as a percent of revenues decreased to 9.0% from 12.5%. The improvement was due to the absence of any significant severance payments (in the prior year, the Company made a $3.2 million severance payment to its former CEO) as well as this fiscal year's reduction in average headcount. Average headcount declined due to various cost containment initiatives implemented by the Company through the year.

         Transponder and Affiliate. Transponder and affiliate costs for the year ended June 30, 2002, were $41.2 million, an increase of $1.4 million or 3.6% compared to the year ended June 30, 2001. The increase was due to the addition of new affiliates and homes reached.

         General and Administrative. General and administrative expenses for the year ended June 30, 2002, were $20.0 million, a decrease of $2.6 million or 11.4% compared to the year ended June 30, 2001. The improvement was due to reduction of bad debt expense of $1.5 million, reflective of improved credit approval and collection procedures, and a variety of cost containment and renegotiation efforts.

         Depreciation and Amortization. Depreciation and amortization for the year ended June 30, 2002, was $11.7 million, a decrease of $2.2 million or 15.9% compared to the year ended June 30, 2001. The decrease was primarily due to the elimination of $2.7 million of amortization of television station license costs as a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

         Offering Costs. During the year ended June 30, 2002, the Company pursued the private placement of $135 million of senior secured notes to refinance its existing indebtedness and provide additional working capital. The private placement was not completed and, consequently, the Company expensed $0.8 million of costs related to the offering.

         Interest Expense. Interest expense for the year ended June 30, 2002, was $10.9 million, a decrease of $1.0 million over the year ended June 30, 2001. The decrease was due to lower interest rates.

         Interest Income. Interest income from cash and cash equivalents for the year ended June 30, 2002, was $0.6 million compared to $0.9 million in 2001. The decrease in interest income was due to lower average cash balances and interest rates.

         Income Tax (Benefit) Expense. Income tax benefit from continuing operations was $10.7 million for the year ended June 30, 2002, versus a tax expense of $0.3 million in 2001. The expense in 2001 was the result of a full valuation allowance being recorded against the Company's state net operating loss carry forward. Due to the length of time until the expiration date of the federal net operating loss carryforwards and the value of the Company's commercial television stations, management does not deem it necessary to provide a valuation allowance against its federal net operating loss carryforwards.

         Other Income. On March 20, 2001, the Company sold its Houston television station KZJL for $57.0 million. The gain recognized on the sale was the result of the proceeds less $6.8 million for the net book value of fixed assets and license cost and $1.3 million in closing costs. There were no sales of stations in 2002.

         Discontinued Operations. In December 2000, the Company discontinued the operations of its subsidiary, Collector's Edge of Tennessee, Inc. ("CET"). This resulted in a loss of $3.5 million, net of applicable tax benefits, for the year ended June 30, 2001.

         Cumulative Effect of Accounting Change. In accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, the Company changed its method of recording sales to customers in fiscal 2001. Beginning in fiscal 2001, the Company recognized sales at the point of delivery rather than at the point of shipment. As a result, the Company reduced revenue for the products which were shipped at the end of the period but not received by the customer by recording a cumulative effect of an accounting change of $1.4 million (net of a tax benefit of $0.8 million) for the effects through June 30, 2000.

Fiscal Year 2001 vs. Fiscal Year 2000

         Net Revenues. Shop At Home's net revenues for the year ended June 30, 2001, were $177.6 million, a decrease of 11.9% over net revenues of $201.6 million for the year ended June 30, 2000. The core business of retail sales through the television network accounted for 89.5% of net revenues. The remaining 10.5% of net revenues were derived from shopathometv.com. Returns of merchandise increased to a rate of 25.6% of total revenue from 23.0% in the prior year. Net revenues decreased primarily due to a decline in the sports memorabilia and collectible toys categories and a lack of popular new products in other categories.

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

         Salaries and Wages. Salaries and wages for the year ended June 30, 2001, were $22.1 million, an increase of 43.4% compared to the year ended June 30, 2000. Salaries and wages as a percent of revenues increased to 12.5% from 7.7%. Included in salaries and wages for 2001 was severance compensation for the Company's former CEO totaling $3.2 million. Salaries and wages in the prior year were reduced by the capitalization of $1.9 million of expenditures allocated to the website launch and the installation of an enterprise-wide computer system. Adjusting for the former CEO's severance and the capitalization, salaries and wages increased 9.6%. This increase was primarily due to enhanced staffing needs associated with the enterprise-wide computer systems.

         Transponder and Affiliate Charges. Transponder and affiliate costs for the year ended June 30, 2001, were $39.8 million, an increase of $5.1 million or 14.8% compared to the year ended June 30, 2000. The increase was primarily due to the addition of new affiliates and homes reached.

         General and Administrative. General and administrative expenses for the year ended June 30, 2001, were $22.6 million, an increase of $1.9 million or 9.3% compared to the year ended June 30, 2000. As a percentage of net revenues, this constituted an increase to 12.6% in 2001 from 10.2% in 2000. The increase was primarily due to $2.5 million in additional provision for bad debt offset by a variety of cost reduction improvements implemented in 2001. The increased bad debt reserve reflected management's view that credit card collections became increasingly more difficult as consumer indebtedness increased and the economy weakened.

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

         Income Tax (Benefit) Expense. Income tax expense from continuing operations was $0.3 million for the year ended June 30, 2001 versus a tax benefit of $7.7 million in 2000 even though the Company incurred losses in both years. The change in the effective tax rate was primarily due to a full valuation allowance provided against the Company's state net operating loss carry forwards in 2001.

         Other Income. On March 20, 2001 the Company sold its Houston television station KZJL for $57.0 million. The gain recognized on the sale is the result of the proceeds less $6.8 million for the net book value of fixed assets and license cost and $1.3 million in closing costs.

         Discontinued Operations. In December 2000, the Company discontinued the operations of its subsidiary, CET. This resulted in a loss of $3.5 million, net of applicable tax benefits.

         Cumulative Effect of Accounting Change. In accordance with SAB No. 101, the Company changed its method of recording sales to customers in fiscal 2001. Beginning in fiscal 2001, the Company recognized sales at the point of delivery rather than at the point of shipment. As a result, the Company reduced revenue for the products which were shipped at the end of the period but not received by the customer by recording a cumulative effect of an accounting change of $1.4 million (net of a tax benefit of $0.8 million) for the effects through June 30, 2000.

Sale of Network Assets to Scripps

         On August 14, 2002, the Company entered into a Share Purchase Agreement (the "Agreement") with a subsidiary of The E.W. Scripps Company ("Scripps") pursuant to which the Company has agreed to indirectly sell and transfer a 70% interest in its television and Internet home shopping network (the "Network") to Scripps. The transaction is subject to approval of the Company's shareholders. The Company will retain a 30% interest in the Network and will also retain ownership of its five full-power television stations, certain wireless spectrum assets and tax-loss carry-forward benefits.

         Under the Agreement, the Company will transfer its Network to a Scripps subsidiary (the "Operating Company") in a two-tier holding company structure. The Operating Company will receive substantially all the assets of the Network as well as assume certain of the Network's current liabilities. The Company will retain its obligations under its $17.5 million senior credit facility and its $75 million Senior Secured Notes due 2005 and will also retain certain liabilities associated with pending litigation and certain other contractual obligations. The Company will sell a 70% interest in the Operating Company for a cash purchase price of $49.5 million, and the Company will be entitled to receive $3.0 million in cash from the Operating Company prior to closing.

         The Company will have the right to require Scripps to purchase the Company's 30% interest in the Operating Company during the period beginning on the second anniversary of the closing and ending on the fifth anniversary of the closing at a cash purchase price equal to the fair market value of the 30% interest. After five years, Scripps will have the right to require the Company to sell the 30% interest to Scripps at a price equal to fair market value. Scripps will also have the right to require the Company to sell its 30% interest in certain other events, including a change of control of the Company, the Company's breach of certain obligations to Scripps or the Company's insolvency. The Company will be restricted in its ability to sell its 30% interest to a third party without first offering to sell the 30% interest to Scripps. Scripps will be restricted in its ability to sell all or a part of its 70% interest to a third party, if such transfer would result in a change of control of the Operating Company, unless the purchaser also agrees to purchase the Company's 30% interest. If the Company declines to sell its 30% interest, Scripps has the right, but not the obligation, to require the Company to sell its interest at the same price.

         Upon closing, Scripps has agreed to loan $47.5 million to the Company payable by the Company in three years. The loan will accrue interest at an annual rate of 6%, payable quarterly, and will be secured by an assignment of the Company's 30% interest in the Operating Company and the encumbrance of the assets of the Company's television stations located in the Boston, San Francisco and Cleveland markets. The Company will use the purchase price and these loan proceeds to retire debt and for working capital purposes.

         The Operating Company will be governed by a five member board, three members of which will be selected by Scripps and two selected by the Company. Scripps has agreed to loan up to $35.0 million to the Operating Company to be used for working capital purposes.

         The Company has agreed to enter into a three-year affiliation agreement with the Operating Company, under which the Company will agree to carry the Network programming on its five television stations located in the Boston, San Francisco, Cleveland, Raleigh and Bridgeport, Connecticut markets. The Company retains the right to terminate the affiliation agreement after 15 months.

         In addition, on August 15, 2002, Scripps purchased 3,000 shares of newly authorized Series D Senior Redeemable Preferred Stock from the Company for an aggregate purchase price of $3 million. The shares of preferred stock will mature on April 15, 2005, at which time the Company will be obligated to redeem the shares for a price equal to their original purchase price plus accrued and unpaid dividends. Dividends of 6% are payable quarterly, with the Company having the right, if the sale of Network assets is closed, to defer payment of the dividends until maturity. If the sale of Network assets is not closed, the shares of preferred stock will pay dividends of 12%, which are payable quarterly, at the option of the Company, in cash or additional shares of preferred stock.

         The shares of preferred stock are not convertible to any other shares of capital stock of the Company and do not have voting rights (except for any statutory voting right). The shares of preferred stock carry a liquidation preference to the Company's common stock and are on parity with the Company's outstanding shares of Series A Preferred Stock. Other than the Series A and Series D Preferred Stock, the Company has no other series of preferred stock outstanding.

Liquidity and Capital Resources

         As a result of the proposed sale of the Network assets to Scripps, the Company believes that it will have sufficient liquidity for continuing operations. Should the sale of the Network assets to Scripps fail to close, management projects that funds generated from operations will be sufficient to continue operations throughout fiscal 2003, even if the Company fails to return to profitability. The Company's projections are based on a continuation of its success over the last year in adding new households cost-efficiently to the reach of its Network. Given the fixed nature of many of its other costs, management believes that the Company can continue as a going concern even if revenue per home reached fails to improve or declines moderately.

         The Company had $11.6 million of cash on hand at June 30, 2002. On August 15, 2002, the Company added $3.0 million of cash via the sale of preferred stock to Scripps. In addition, on June 30, 2002, the Company had accounts receivable and inventory balances of $5.6 million and $13.1 million, respectively. These assets could provide a substantial amount of additional cash for operations if management elects to modify its merchandising and supply-chain strategies by, for example, reducing customer financing and increasing sales shipped directly from vendors to customers.
         On September 3, 2002, the Company amended its $17.5 million senior credit facility to reset its minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement, covenant to conform to recent operating results. Other provisions of the amendment are expected to require the Company to dispose of television stations or obtain additional equity. Station disposals are not required unless the sale price is at least equal to the appraised value. The proceeds from any disposals or additional equity must be used to reduce the balance of the credit facility. The lender also extended the maturity of the loan from August 1, 2003 to September 30, 2003.

         If the Company is unable to meet its minimum financial projections, and if the Scripps transaction fails to close, a sale of assets or additional debt or equity financing will likely be required. The Company believes that it could successfully sell, as it did in 2001, one or more of its five owned television stations to reduce or completely eliminate its long-term debt and to provide funds for operations. Because of the growth of the television network affiliate distribution system, the five stations represent less than 15% of the total homes reached. Therefore, as the Network continues to add affiliates, the Company's owned stations may not be crucial to the Network's ability to produce sufficient revenue to return to profitability. There can be no assurances, however, that the Company can sell assets or access the debt or equity markets on a timely basis.

         Our future contractual obligations and commitments at June 30, 2002 consist of the following:

                                                               PAYMENTS DUE BY PERIOD
                                                     LESS THAN                                            OVER
                                      TOTAL            1 YEAR        1 - 2 YEARS      3 - 4 YEARS        4 YEARS


         (In thousands)
         Long-term debt                 $  92,500         $     -        $  17,500       $   75,000          $     -
         Capital lease
            obligations                       453             354               99                -                -
         Operating lease
            obligations                     9,513           2,530            2,465            3,867              651
                                 ----------------- --------------- ---------------- ---------------- ----------------
                                        $ 102,466       $   2,884        $  20,064       $   78,867         $    651
                                 ================= =============== ================ ================ ================

         In addition to the above commitments, the Company has 14,480 shares of redeemable preferred stock outstanding at June 30, 2002. Any holder of any shares of Series A Preferred Stock may require the Company to redeem all or any portion of the Series A Preferred Stock for a redemption price per share of $10.00 plus accrued and unpaid dividends. The Series A Preferred Stock is convertible at any time into shares of the Company's common stock at a ratio of one share of common stock for one share of Series A Preferred Stock. Holders of the Series A Preferred Stock are entitled to receive, but only when declared by the Board of Directors, cash dividends at the rate of $0.10 per share per annum.

         The Company also has affiliate carriage agreements which are cancelable by the Company with generally thirty days notice and in no event greater than one year's notice.

Capital Expenditures

         The Company anticipates that its capital expenditure needs during fiscal 2003 will be moderate, consisting primarily of approximately $1.5 million for the continuing build-out of the owned television stations' digital transmission facilities.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. An entity shall subsequently allocate that asset retirement cost to expense using a systematic and rational method over its useful life. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for the Company beginning on July 1, 2002. Management does not believe the adoption of SFAS No. 143 will have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement develops one accounting model for long-lived assets to be disposed of by sale and requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This Statement also modifies the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from ongoing operations in a disposal transaction. SFAS No. 144 is effective for the Company beginning on July 1, 2002. Management does not believe the adoption of SFAS No. 144 will have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The two most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No. 13, Accounting for Leases. As a result of the elimination of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations--Discontinued Events and Extraordinary Items. The amendment to SFAS No. 13 changes the accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions to require those lease modifications to be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The amendment to SFAS No. 13 is effective for all transactions after May 15, 2002. Management does not believe the adoption of SFAS No. 145 will have a material effect on the consolidated financial position, results of operations or cash flows of the Company. However, should the transaction discussed in Note 20 be consummated, any gain or loss on the early extinguishment of the Company's long-term debt would be classified in operations rather than classified as an extraordinary item in the Company's consolidated statement of operations.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between this Statement and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for all exit or disposal activities after December 31, 2002. Management has not completed the process of determining the effect on the consolidated financial position, results of operations or cash flows of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may affect the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates related to its investment of its current cash and cash equivalents of approximately $11.6 million as of June 30, 2002. These funds are generally invested in highly liquid instruments with short-term maturities. As such instruments mature and the funds are re-invested, the Company is exposed to changes in market interest rates. This risk is not considered material and the Company manages such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

         The Company is not exposed to market risk through potential interest rate fluctuation on its $75.0 million Senior Secured Notes, because interest accrues on this debt at the fixed rate of 11%. At June 30, 2002, the Company does incur some market risk on its $17.5 million senior credit facility, which accrues interest at a floating rate based on LIBOR (London Interbank Offered
Rate) or the lender's prime rate at the Company's option. The Company has chosen not to incur hedging expense related to this facility at this time.

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



MD&A
Selected Quarterly Data (unaudited)
(in thousands except per share data)
                                                          FYE 2002                                       FYE 2001
                                     --------------------------------------------------  -------------------------------------------
                                          Q1        Q2        Q3       Q4                  Q1     Q2      Q3       Q4
                                        Sep-01    Dec-01    Mar-02   Jun-02   TOTAL      Sep-00 Dec-00  Mar-01  Jun-01      TOTAL
                                     --------------------------------------------------  -------------------------------------------
Net Revenues                             $43,410 $ 49,213  $49,745  $ 53,472 $ 195,840 $ 40,779 $46,515 $ 50,402 $ 39,919 $ 177,615

Loss From Operations                     (4,854)  (5,753)   (6,695)   (5,640)  (22,942)  (8,848) (5,508) (13,497) (15,333)  (43,186)

Income (Loss) From Continuing Operations (4,832)  (5,584)   (6,183)   (6,029)  (22,628)  (7,057) (5,203)   19,825 (12,990)   (5,425)

Discontinued Operations                        -        -         -         -         -    (398) (2,949)    (115)        -   (3,462)
Loss Before Cumulative Effect of
Accounting Change                        (4,832)  (5,584)   (6,183)   (6,029)  (22,628)  (7,455) (8,152)   19,710 (12,990)   (8,887)

Cumulative Effect of Accounting Change         -        -         -         -         -  (1,359)       -        -        -   (1,359)

Net Income (Loss)                        (4,832)  (5,584)   (6,183)   (6,029)  (22,628)  (8,814) (8,152)   19,710  12,990)  (10,246)

Preferred Stock Accretion                      -        -         -         -       -    (1,207) (4,227)  (2,722)        -   (8,156)
Net Loss Available for Common
Shareholders                             (4,832)  (5,584)   (6,183)   (6,029)  (22,628) (10,021)(12,379)   16,988  (12,990) (18,402)

Per Diluted Share                         (0.12)   (0.13)    (0.15)    (0.14)    (0.54)   (0.32)  (0.35)     0.43   (0.27)    (0.51)


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements
                                                                         Page

Reports of Independent Accountants                                         25-26

Consolidated Balance Sheets at June 30, 2002, and June 30, 2001            27-28

Consolidated Statements of Operations for the years ended June 30, 2002,
         June 30, 2001, and June 30, 2000                                     29

Consolidated Statements of Stockholders' Equity for the years ended
         June 30, 2002, June 30, 2001, and June 30, 2000                      30

Consolidated Statements of Cash Flows for the years ended
         June 30, 2002, June 30, 2001, and June 30, 2000                   31-32

Notes to Consolidated Financial Statements                                 33-54

                        Report of Independent Accountants




To the Board of Directors and Stockholders of Shop At Home, Inc.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheet of Shop At Home, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shop At Home, Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Nashville, Tennessee
August 16, 2002

                        Report of Independent Accountants




Board of Directors and Stockholders
Shop At Home, Inc.

In our opinion, the consolidated financial statements listed in the Index to Consolidated Financial Statements present fairly, in all material respects, the financial position of Shop At Home, Inc. and its subsidiaries at June 30, 2001, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the two years ended June 30, 2001, listed in the Index appearing under Item 14 (a)(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these financial statements and the financial statement schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.



PricewaterhouseCoopers LLP
Knoxville, Tennessee
September 12, 2001

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)



                                     ASSETS


                                                                                                        June 30,
                                                                                  --------------------------------------

                                                                                        2002                 2001
                                                                                  ------------------   -----------------

CURRENT ASSETS
     Cash and cash equivalents                                                          $    11,563          $   19,557
     Restricted cash                                                                              4                   -
     Accounts receivable - trade, net                                                         5,575               3,103
     Inventories, net                                                                        13,117               9,953
     Prepaid expenses                                                                           626                 884
     Deferred tax assets                                                                      2,306               3,177
     Notes receivable                                                                             -                 380
     Income tax receivable                                                                        -                 310
                                                                                  ------------------   -----------------
          Total current assets                                                               33,191              37,364

Property and equipment, net                                                                  30,468              39,171
Deferred tax asset                                                                           20,891               9,418
Television station licenses                                                                  89,251              89,251
Goodwill                                                                                        528                 528
Other assets                                                                                  3,751               4,285
                                                                                  ------------------   -----------------
Total assets                                                                            $   178,080         $   180,017
                                                                                  ==================   =================


























        The accompanying notes are an integral part of these consolidated financial statements

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              June 30,
                                                               ----------------------------------------------------------
                                                                        2002                               2001
                                                               ------------------------           -----------------------

CURRENT LIABILITIES

     Current portion - capital leases                                     $        330                      $        877
     Accounts payable - trade                                                   13,790                             9,998
     Credits due to customers                                                    4,523                             3,443
     Other payables and accrued expenses                                        12,248                            12,343
     Deferred revenue                                                            1,356                             2,124
                                                               ------------------------           -----------------------
       Total current liabilities                                                32,247                            28,785

LONG-TERM LIABILITIES

     Capital leases                                                                 96                               484
     Long-term debt                                                             92,500                            75,000

COMMITMENTS & CONTINGENCIES
(NOTES 5, 6, 7, 9, 10,11, 13 and 15)

REDEEMABLE PREFERRED STOCK

     Series A - $10 par value, 1,000,000 shares authorized, 14,480 and 16,088 issued and outstanding in 2002 and 2001, respectively-redeemable at $10 per share plus
     unpaid dividends accrued                                                      145                               161

     Series B - $10 par value, 2,000 shares
     authorized, 0 issued and outstanding                                            -                                 -

     Series C - $10 par value, 10,000 shares
     authorized, 0 issued and outstanding                                            -                                 -

STOCKHOLDERS' EQUITY

     Common stock - $.0025 par value, 100,000,000 shares
     authorized, 41,953,747 and 41,815,831 shares
     issued and outstanding in
     2002 and 2001, respectively                                                   105                               105

     Non-voting common stock - $.0025 par
     value, 30,000,000 shares authorized,
     0 issued and outstanding                                                        -                                 -

     Additional paid in capital                                                111,228                           110,904
     Accumulated deficit                                                      (54,448)                          (31,820)
     Notes receivable from related party (Note 10)                             (3,793)                           (3,602)
                                                               ------------------------           -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $      178,080                     $     180,017
                                                               ========================           =======================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                                                   Years Ended June 30,
                                                               --------------------------------------------------------------
                                                                       2002                  2001                2000
                                                               ---------------------  -------------------  ------------------

Net revenues                                                           $    195,840          $   177,615         $   201,556
Operating expenses:
     Cost of goods sold                                                     127,260              122,353             133,751
     Salaries and wages                                                      17,727               22,120              15,427
     Transponder and affiliate charges                                       41,240               39,812              34,688
     General and administrative                                              19,998               22,581              20,665
     Depreciation and amortization                                           11,720               13,935               8,373
     Offering costs                                                             837                    -                   -
                                                               ---------------------  -------------------  ------------------
          Total operating expenses                                          218,782              220,801             212,904
                                                               ---------------------  -------------------  ------------------
Loss from operations                                                       (22,942)             (43,186)            (11,348)

Interest income                                                                 552                  906                 749
Interest expense                                                           (10,878)             (11,875)             (9,663)
Gain on sale of station (see note 17)                                             -               48,929                   -
Other income (expense)                                                         (12)                   63               (154)
                                                               ---------------------  -------------------  ------------------

          Loss from continuing operations before taxes                     (33,280)              (5,163)            (20,416)

Income tax (benefit) expense                                               (10,652)                  262             (7,709)
                                                               ---------------------  -------------------  ------------------
    Loss from continuing operations                                        (22,628)              (5,425)            (12,707)

Income (loss) from discontinued operations of CET to December 29, 2000, plus applicable income tax benefit of $0, $368 and $481, respectively
     (see note 16)                                                                -                (598)               (786)

Loss on disposal of CET, plus applicable income tax
     benefit of $1,754 (see note 16)                                              -              (2,864)                   -
                                                               ---------------------  -------------------  ------------------
Loss before cumulative effect of accounting
     change                                                                (22,628)              (8,887)            (13,493)

Cumulative effect of accounting change plus applicable
     income tax benefit of $832 (see note 1)                                      -              (1,359)                   -
                                                               ---------------------  -------------------  ------------------

          Net loss                                                         (22,628)             (10,246)            (13,493)

Preferred stock accretion and dividends (see note 7)                              -              (8,156)                 (6)
                                                               ---------------------  -------------------  ------------------
Net loss available for common shareholders                            $    (22,628)         $   (18,402)        $   (13,499)
                                                               =====================  ===================  ==================
Basic and diluted earnings (loss) per common share:
Loss from continuing operations                                       $      (0.54)         $     (0.37)         $    (0.42)
Earnings (loss) from discontinued operations                                      -               (0.10)              (0.02)
Cumulative effect of accounting change                                            -               (0.04)                   -
                                                               ---------------------  -------------------  ------------------
Basic and diluted loss per share                                      $      (0.54)         $     (0.51)         $    (0.44)
                                                               =====================  ===================  ==================







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the years ended June 30, 2002, 2001 and 2000
                        (In thousands, except share data)

                                                                                     Additional                      Shareholder
                                                                      Common          Paid-In        Accumulated         Notes
                                                                       Stock          Capital          Deficit        Receivable
                                                                  ---------------- ---------------  --------------- ---------------

Balance, June 30, 1999 (24,557,822 shares)                              $      61       $  53,317      $   (8,081)        $      -

Issuance of 5,828,000 shares in connection with
     public offering - net of issuance costs                                   15          43,219                -               -
Issuance of warrants to purchase common stock                                   -           4,002                -               -
Allocation of preferred stock proceeds to beneficial
     conversion feature                                                         -           3,596                -               -
Preferred stock dividend                                                        -             (6)                -               -
Exercise of 479,934 warrants                                                    1             700                -               -
Exercise of 400,600 employee stock options                                      1             800                -               -
Tax benefit of nonqualified stock options exercised                             -             973                -               -
Conversion of preferred stock (19,913 shares)                                   -             199                -               -
Reversal of prior conversion of preferred stock (31,820 shares)                 -           (318)                -               -
Net loss                                                                        -               -         (13,493)               -
                                                                  ---------------- ---------------  --------------- ---------------

Balance, June 30, 2000 (31,264,772 shares)                                     78         106,482         (21,574)               -


Shareholder option note (see note 10)
                                                                                -               -                -         (3,602)
Preferred stock conversion (7,874,506 shares)                                  22           4,100                -               -
Preferred stock dividend paid in common shares
     (362,348 shares)                                                           -           (489)                -               -
Accretion of beneficial conversion feature related to
     Series B preferred stock                                                   -         (3,810)                -               -
Loss on repurchase of Series B preferred stock
     treated as a dividend                                                      -         (3,643)                -               -
Cumulative effect of adoption of EITF 00-27                                     -           4,699                -               -
Preferred stock dividend paid in cash                                           -           (220)                -               -
Exercise of 2,170,066 warrants                                                  5           3,597                -               -
Exercise of 33,400 employee stock options                                       -              56                -               -
Tax benefit of nonqualified stock options exercised                             -               9                -               -
Issuance of 401K stock (110,724 shares)                                         -             123                -               -
Net loss                                                                        -               -         (10,246)               -
                                                                  ---------------- ---------------  --------------- ---------------

Balance, June 30, 2001 (41,815,831 shares)                                    105         110,904         (31,820)         (3,602)


Shareholder note interest                                                                       -                -
                                                                                -                                            (191)
Preferred stock dividends paid in cash                                          -             (1)                -               -
Issuance of 401K stock (42,166 shares)                                          -             115                -               -
Exercise of 95,750 employee stock options                                       -             165                -               -
Tax benefit of nonqualified stock options exercised                             -              45                -               -
Net loss                                                                        -               -         (22,628)               -
                                                                  ---------------- ---------------  --------------- ---------------
Balance, June 30, 2002 (41,953,747 shares)                              $     105      $  111,228      $  (54,448)     $   (3,793)
                                                                  ================ ===============  =============== ===============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (In thousands, except share data)

                                                                                     Years Ended June 30,
                                                                 -------------------------------------------------------------
                                                                        2002                  2001                2000
                                                                 --------------------  -------------------  ------------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                              $     (22,628)        $    (10,246)       $    (13,493)
Non-cash expenses/(income) included in net loss:
     Depreciation and amortization                                            11,720               13,935               9,405
     Discontinued operations                                                       -                3,462                   -
     Loss on disposal of property and equipment                                    8                   15                 193
     Note receivable forgiven                                                      -                  703                   -
     401K stock issuance                                                         115                  123                   -
     Amortization of debt issue costs                                          1,178                  399                 222
     Provision for bad debt                                                    1,266                2,517               1,816
     Provision for inventory obsolescence                                        799                3,587                 855
     Deferred tax benefit                                                   (10,557)              (2,643)             (8,190)
     Gain on sale of station assets                                                -             (48,929)                   -
Changes in assets and liabilities:
     Accounts and notes receivable                                           (3,358)               10,059             (8,738)
     Inventories                                                             (3,963)                (412)             (9,449)
     Prepaid expenses                                                            258                   20               (295)
     Income tax receivable                                                       310                    -                   -
     Accounts payable and accrued expenses                                     4,812              (6,265)               4,307
     Deferred revenue                                                          (768)                1,646                 142
                                                                 --------------------  -------------------  ------------------
          Net cash used by operations                                       (20,808)             (32,029)            (23,225)
                                                                 --------------------  -------------------  ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                      (3,024)              (2,727)            (17,671)
     Purchase of licenses                                                          -                (525)             (2,349)
     Sale of station assets, net of closing costs                                  -               55,681                   -
     Net change in restricted cash                                               (4)                5,058                 375
     Net change in other assets                                                (251)                   21                   -
                                                                 --------------------  -------------------  ------------------
          Net cash provided (used) by investing activities                   (3,279)               57,508            (19,645)
                                                                 --------------------  -------------------  ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from debt issuance                                              17,500                    -              20,000
     Repayment of debt                                                             -             (20,000)            (20,000)
     Repayment of capital leases                                               (935)              (1,110)               (667)
     Payment of debt issuance costs                                            (429)                    -               (956)
     Payment of debt consent fees                                                  -              (1,872)                   -
     Proceeds from exercise of stock options/warrants                            165                3,648               1,500
     Proceeds from issuance of common stock                                        -                   56              46,624
     Payment of stock issuance costs                                               -                    -             (3,161)
     Preferred stock redemption                                                 (16)             (11,457)                   -
     Proceeds from issuance of Series B Preferred Stock                            -                    -              20,000
     Payment of preferred stock dividends                                        (1)                (220)                (21)
     Issuance of shareholder notes                                             (191)              (3,602)                   -
     Reduction in note receivable                                                  -                1,120                   -
                                                                 --------------------  -------------------  ------------------
          Net cash provided (used) by financing activities                    16,093             (33,437)              63,319
                                                                 --------------------  -------------------  ------------------
NET (DECREASE)/INCREASE IN CASH                                              (7,994)              (7,958)              20,449
     Cash and cash equivalents beginning of period                            19,557               27,515               7,066
                                                                 --------------------  -------------------  ------------------
     Cash and cash equivalents end of period                           $      11,563         $     19,557         $    27,515
                                                                 ====================  ===================  ==================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                        (In thousands, except share data)


                                                                                         Years Ended June 30,
                                                                        -------------------------------------------------------
                                                                              2002               2001               2000
                                                                        ------------------  ----------------   ----------------

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid (received) for taxes                                                 $    (310)         $     364           $      -
                                                                        ------------------  ----------------   ----------------


Cash paid for interest                                                         $    9,580        $   10,178         $    9,094
                                                                        ------------------  ----------------   ----------------

SCHEDULE OF NONCASH ACTIVITIES

Tax effect of non-qualified stock options                                       $      45          $      9          $     973
                                                                        ------------------  ----------------   ----------------

Reversal of conversion of preferred stock
     into shares of common stock (31,820 shares)                                $       -          $      -         $    (318)
                                                                        ------------------  ----------------   ----------------

Property and equipment acquired through capital leases                          $       -         $     360         $    1,667
                                                                        ------------------  ----------------   ----------------

Conversion of 0, 519 and 19,879 shares, respectively,
     of Series A preferred stock into common                                    $       -          $      5          $     199
                                                                        ------------------  ----------------   ----------------

Accrued Series A preferred stock dividend                                       $       -          $      1           $      6
                                                                        ------------------  ----------------   ----------------

Conversion of 1,000 shares of Series B preferred stock
     into common stock                                                          $       -        $    4,100           $      -
                                                                        ------------------  ----------------   ----------------

Dividend on Series B preferred stock paid in common stock                       $       -         $     489           $      -
                                                                        ------------------  ----------------   ----------------

Accretion and loss on repurchase of Series B preferred stock                    $       -        $    7,453           $      -
                                                                        ------------------  ----------------   ----------------














              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHOP AT HOME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of presentation. Unless otherwise noted, all dollar values in the financial statements and footnotes have been expressed in (000s) except for share and per share data and per household data.

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

        Cash and cash equivalents. The Company considers all highly liquid investments that are readily convertible to known amounts of cash or purchased with original maturities of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

        Accounts receivable--trade. The Company has reduced accounts receivable to the net realizable value through recording allowances for doubtful accounts. At June 30, 2002 and 2001, the Company had recorded allowances of $406 and $2,639, respectively.

        Inventories. Inventories, which consist primarily of products held for sale such as jewelry, electronics and sports collectibles, are valued at average cost which approximates the first-in, first-out (FIFO) basis. Allowances are provided for carrying costs in excess of estimated market value. At June 30, 2002 and 2001, the Company had recorded allowances of $684 and $1,717, respectively.

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

         Television station licenses. The Company has acquired five full-power television station licenses. The licenses are granted by the Federal Communications Commission for eight-year periods and are regularly renewed absent serious violations of the law. Beginning July 1, 2001, the television station licenses are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Prior to July 1, 2001, the television station licenses were accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 17, Intangible Assets. See Note 4.

         Goodwill. Beginning July 1, 2001, goodwill has been accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Prior to July 1, 2001, goodwill was accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 17, Intangible Assets. See Note 4.

         Debt issue costs. The Company had $3,274 and $3,798 as of June 30, 2002 and 2001, respectively, of debt issuance costs recorded as other assets. Debt issuance costs are being amortized on a straight-line basis over the life of the related debt, which approximates the effective interest rate implicit in the borrowing transaction. The amortization of $1,178, $653 and $579 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively, has been recorded as additional interest expense.

        Sales returns. The Company generally allows customers to return merchandise for full credit or refund within 30 days from the date of receipt. At June 30, 2002 and 2001, the Company had recorded credits due to customers of $4,523 and $3,443, respectively, for actual and estimated returns.

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

        Earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available for common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing adjusted net income (loss) by the weighted average number of shares of common stock and assumed conversions of dilutive securities outstanding during the respective periods. Dilutive securities represented by options, warrants, redeemable preferred stock and convertible debt outstanding have been included in the computation except in periods where such inclusion would be anti-dilutive. The Company uses the treasury stock method for calculating the dilutive effect of options and warrants and the if-converted method with respect to the effect of convertible securities.

        Use of estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Impairment of long-lived assets. The Company follows SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of, which requires recognition of impairment losses for long-lived assets with finite lives whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future undiscounted cash flows associated with such assets. The measurement of the impairment losses recognized is based on the difference between the fair values and the carrying amounts of the assets. SFAS No. 121 also requires that long-lived assets held for sale be reported at the lower of carrying amount or fair value less cost to sell. The Company has not experienced such losses.

        Stock-based compensation. The Company follows the provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Certain pro forma disclosures as required by SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, are included in Note 11.

        Cumulative effect of accounting change. Pursuant to Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, the Company changed its method of recognizing revenue on products it ships to its customers in fiscal 2001. Prior to the adoption of SAB No. 101, the Company recognized revenue when the products were shipped to the customers, as the products were shipped FOB shipping point. Pursuant to the new guidance in SAB No. 101 the Company now recognizes the revenue from shipments once the product is received by the customer. This change was necessitated since the Company routinely maintains risk of loss, covered by insurance, while the products are in transit. In accordance with SAB No. 101, the Company has reduced revenue for the products which were shipped at the end of the period but not received by the customer by recording a cumulative effect of an accounting change of $1,359 (net of a tax benefit of $832) for the effects through June 30, 2000.

         Recent accounting pronouncements. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. An entity shall subsequently allocate that asset retirement cost to expense using a systematic and rational method over its useful life. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for the Company beginning on July 1, 2002. Management does not believe the adoption of SFAS No. 143 will have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement develops one accounting model for long-lived assets to be disposed of by sale and requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This Statement also modifies the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from ongoing operations in a disposal transaction. SFAS No. 144 is effective for the Company beginning on July 1, 2002. Management does not believe the adoption of SFAS No. 144 will have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The two most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No. 13, Accounting for Leases. As a result of the elimination of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30, Reporting the Results of Operations--Discontinued Events and Extraordinary Items. The amendment to SFAS No. 13 changes the accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions to require those lease modifications to be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The amendment to SFAS No. 13 is effective for all transactions after May 15, 2002. Management does not believe the adoption of SFAS No. 145 will have a material effect on the consolidated financial position, results of operations or cash flows of the Company. However, should the transaction discussed in Note 20 be consummated, any gain or loss on the early extinguishment of the Company's long-term debt would be classified in operations rather than classified as an extraordinary item in the Company's consolidated statement of operations.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between this Statement and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for all exit or disposal activities after December 31, 2002. Management has not completed the process of determining the effect on the consolidated financial position, results of operations or cash flows of the Company.

        Reclassifications. Certain amounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the current year presentation.

NOTE 2 -- LIQUIDITY AND CAPITAL RESOURCES

         As a result of the proposed sale of the network assets to Scripps as described in Note 20, the Company believes that it will have sufficient liquidity for continuing operations. Should the sale to Scripps fail to be consummated, management projects that funds generated from operations will be sufficient to continue operations throughout fiscal 2003, even if the Company fails to return to profitability. The Company's projections are based on a continuation of its success over the last year in adding new households cost-efficiently to the reach of its network. Given the fixed nature of many of its other costs, management believes that the Company can continue as a going concern even if revenue per home reached fails to improve or declines moderately.

         The Company had $11.6 million of cash on hand at June 30, 2002. On August 15, 2002, the Company added $3.0 million of cash via the sale of preferred stock to Scripps (see Note 20). In addition, on June 30, 2002, the Company had accounts receivable and inventory balances of $5.6 million and $13.1 million, respectively, which could provide a substantial amount of additional cash for operations if management elects to modify its merchandising and supply-chain strategies. Examples of such potential modifications are a reduction in customer financing and an increase in sales shipped directly from vendors to customers.

         On September 3, 2002, the Company amended its $17.5 million senior credit facility to reset its minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement, covenant to conform to recent operating results. Other provisions of the amendment are expected to require the Company to dispose of television stations or obtain additional equity. Station disposals are not required unless the sale price is at least equal to the appraised value. The proceeds from any disposals or additional equity must be used to reduce the balance of the credit facility. The lender also extended the maturity of the loan from August 1, 2003 to September 30, 2003.

         If the Company is unable to meet its minimal financial projections, and if the Scripps transaction fails to close, the sale of assets or the placement of additional debt or equity will likely be required. The Company believes that it could successfully sell, as it did in 2001, one or more of its five owned television stations to reduce or completely eliminate its long-term debt and to provide funds for operations. Because of the growth of the television network affiliate distribution system, the five stations represent less than 15% of the total homes reached. Therefore, as the network continues to add affiliates, the owned stations may not be crucial to the network's ability to produce sufficient revenue to return to profitability. There can be no assurances, however, that the Company can sell assets or access the debt or equity markets on a timely basis.

NOTE 3 -- PROPERTY AND EQUIPMENT

         Property and equipment consists of the following major classifications:

                                                                                            June 30,
                                                                               2002                      2001
                                                                               ----                      ----

             Leasehold improvements                                       $     807                 $     626
             Building                                                        11,912                    11,908
             Operating equipment                                             21,036                    19,786
             Software                                                        21,496                    20,828
             Furniture and fixtures                                           3,226                     3,168
             Land                                                             1,250                     1,250
                                                                  ------------------        ------------------
                                                                             59,727                    57,566
             Accumulated depreciation                                      (29,259)                  (18,395)
                                                                  ------------------        ------------------
             Property and equipment, net                                 $   30,468                $   39,171
                                                                  ==================        ==================

        Depreciation expense totaled $11,720, $11,079 and $5,736 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Of the $11,079 depreciation expense in the year ended June 2001, $1,161 relates to the reduction of lives of certain computer hardware and software from five years to three years to better reflect the expected utility of these assets.



NOTE 4 - TELEVISION STATION LICENSES AND GOODWILL

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 primarily addresses the accounting for the cost of an acquired business (i.e. the purchase price allocation), including any subsequent adjustments to its cost. SFAS No. 141 supercedes APB No. 16, Business Combinations. The most significant changes made by SFAS No. 141 are to eliminate the use of the pooling-of-interests method and to provide new criteria for determining whether intangible assets in a business combination should be recognized separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company adopted SFAS No. 141 effective July 1, 2001. The adoption of SFAS No. 141 did not have any impact on the Company's financial statements.

         SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets after their acquisition and supercedes APB No. 17, Intangible Assets. The most significant changes made by SFAS No. 142 are to eliminate the amortization of goodwill and indefinite-life intangible assets, to require that goodwill and indefinite-life intangibles be tested for impairment at least annually and to remove the forty year limitation on the amortization period of intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption allowed for entities with fiscal years beginning after March 15, 2001.

         The Company adopted SFAS No. 142 effective July 1, 2001. The effect of such adoption was to discontinue amortization of the Company's television station licenses ("FCC Licenses") and goodwill. Prior to the adoption of SFAS No. 142, the Company amortized the television station licenses and goodwill on a straight-line basis over 40 years. The FCC licenses are granted by the Federal Communications Commission, stipulating each station's operating parameters as defined by channels, effective radiated power and antenna height. In the past, these licenses have become valuable intangible assets, appreciating in value. The Company believes these intangible assets have an indefinite useful life because they are expected to generate cash flow indefinitely. Thus, the Company ceased to amortize these licenses on July 1, 2001. As of June 30, 2002 and 2001, the carrying value of the FCC licenses was $89,251.

         The Company's carrying value of goodwill of $528 at June 30, 2002 and 2001 is attributable to its network reporting segment. The Company completed the first step of the transitional goodwill impairment test during the quarter ended December 31, 2001 and determined that no potential impairment exists. As a result, the Company has recognized no transitional impairment loss in connection with the adoption of SFAS No. 142.

         The Company has chosen June 30 of each year as its annual impairment testing date for intangible assets not subject to amortization and goodwill. As of June 30, 2002, the Company has recorded no impairment loss in connection with these assets.

         The following pro forma information reconciles the net loss and loss per share reported for the years ended June 30, 2002, June 30, 2001 and 2000 to the adjusted net loss and loss per share which reflect the adoption of SFAS No. 142 and compares the adjusted information to the current year results:





                                                                            Twelve Months Ended
                                                                                 June 30,


                                                               2002                2001                2000
                                                                                (Pro forma)        (Pro forma)
                                                          ----------------    ----------------   -----------------

            Reported net loss                                 $  (22,628)         $  (18,402)         $  (13,499)
            Add back FCC licenses and goodwill
            amortization, net of tax                                    -               1,922               1,724
                                                          ----------------    ----------------   -----------------
            Adjusted net loss                                 $  (22,628)         $  (16,480)         $  (11,775)
                                                          ================    ================   =================

            Basic and diluted loss per share:
            Reported net loss                                  $   (0.54)          $   (0.51)          $   (0.44)
            FCC licenses and goodwill amortization                      -                0.06                0.05
                                                          ----------------    ----------------   -----------------
            Adjusted net loss                                  $   (0.54)          $   (0.45)          $   (0.39)
                                                          ================    ================   =================

NOTE 5 -- CAPITAL LEASES

          Property and equipment includes $2,392 and $3,111 of various equipment acquired pursuant to long term capital leases at June 30, 2002 and 2001, respectively.

        Future minimum lease payments under capitalized leases are as follows at June 30, 2002:

         2003                                                                                    $    354
         2004                                                                                          99
                                                                                          ----------------

         Total minimum lease payments                                                                 453
         Less amount representing interest                                                           (27)
                                                                                          ----------------
         Present value of minimum lease payments                                                      426
         Less current portion                                                                       (330)
                                                                                          ----------------
         Long-term portion                                                                       $     96
                                                                                          ================

NOTE 6 -- INDEBTEDNESS

$75,000 of 11% Senior Secured Notes

         In March 1998, the Company issued $75,000 of 11% Senior Secured Notes Due 2005 (the "Notes"). Interest on the Notes is payable semi-annually on April 1 and October 1 of each year. Beginning April 1, 2002, the Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the par value plus a premium and also including accrued and unpaid interest, if any, to the date of redemption. Upon the occurrence of a change of control, holders of the Notes have the right to require the Company to repurchase their Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

         The Notes are collateralized by a lien on all of the issued and outstanding capital stock of SAH Acquisition II and the assets of SAH Acquisition II, other than the television station licenses held by it. The Notes are also collateralized by a lien on all of the issued and outstanding capital stock of SAH-Northeast, the owner and operator of WMFP(TV) in Boston and WSAH(TV) in Bridgeport. In addition, the obligations of the Company under the Notes are jointly and severally guaranteed on a senior basis by substantially all of the Company's subsidiaries (see Note 19).

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

         It is estimated that the carrying value of the Notes approximates fair value at June 30, 2002. This estimate is based on the Company's assessment that the current market for similar debt would approximate the actual interest rate on the Notes.

Senior Credit Facility

         During the year ended June 30, 2001, the Company used a portion of the proceeds from the sale of its Houston television station (see Note 17) to repay its then existing $20,000 senior bank facility. The senior bank facility bore interest at a margin above LIBOR. On August 1, 2001, the Company obtained a new $17,500 revolving line of credit from a financial institution. No principal payments are due before maturity except as required if certain assets are sold. The facility requires that interest be paid at least quarterly at a variable rate (6.875% at June 30, 2002) based on LIBOR or prime rate. The facility is collateralized by substantially all of the Company's assets, except those which secure the Notes. The facility contains covenants restricting the sale of assets, mergers and investments and requiring that cash on hand exceed $3.0 million at all times. This credit facility restricts the Company from paying dividends on its common stock and has cumulative quarterly requirements for EBITDA, as defined in the agreement. The Company failed to comply with the cumulative EBITDA covenant for the six months ended December 31, 2001. On February 11, 2002, the Company was granted a waiver of the EBITDA violation within an amendment to the loan agreement with the lender. The amendment also prospectively eliminated the EBITDA covenant through June 30, 2002. The Company was in compliance with all covenants at June 30, 2002. Subsequent to June 30, 2002, the Company and lender agreed to lower the EBITDA requirements for the fiscal year ending June 30, 2003, to conform to the historical fiscal 2002 results. On September 3, 2002, the Company amended its $17.5 million senior credit facility to reset its EBITDA covenant to conform to recent operating results. Other provisions of the amendment are expected to require the Company to dispose of television stations or obtain additional equity. Station disposals are not required unless the sale price is at least equal to the appraised value. The proceeds from any disposals or additional equity must be used to reduce the balance of the credit facility. The lender also extended the maturity of the loan from August 1, 2003 to September 30, 2003.

         The carrying value of the revolving line of credit approximates fair value at June 30, 2002, as the base interest rate charged is at LIBOR and is reset to reflect changes in LIBOR.

NOTE 7 -- REDEEMABLE PREFERRED STOCK

Series A Preferred Stock

        The Company is authorized to issue 1,000,000 shares of Series A Preferred Stock, of which 14,480 shares were outstanding as of June 30, 2002. The Series A Preferred Stock is entitled to receive dividends, preferences, qualifications, limitations, restrictions and the distribution of assets upon liquidation before the Company's common stock.

        Holders of Series A Preferred Stock are entitled to receive, but only when declared by the Board of Directors, cash dividends at the rate of $0.10 per share per annum.

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

Series B Convertible Preferred Stock

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

        The Company adopted certain provisions of EITF Issue No. 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Securities", in the second quarter of fiscal 2001. EITF Issue No. 00-27 changed the approach of calculating the conversion price used in determining the value of the beneficial conversion feature from using the conversion price stated in the preferred stock certificate to using the accounting conversion price. The adoption of this EITF increased the original value of the beneficial conversion feature from $3,596 to $7,796. In accordance with EITF Issue No. 00-27, the adoption was treated as a cumulative effect of an accounting change, which resulted in a cumulative adjustment to dividends of $499 which was recorded in the second quarter of fiscal 2001.

NOTE 8 -- INCOME TAXES

        The components of deferred taxes and the approximate tax effects at June 30, 2002 and 2001, are as follows:


                                                                                         June 30,
                                                                          2002                              2001
                                                                          ----                              ----

         Deferred tax assets:
              Net operating loss carryforwards
                   and AMT credits                                        $    35,066                       $    21,624
              Accruals                                                          2,306                             3,177
             Valuation allowance                                              (3,476)                           (2,400)
                                                                   -------------------               -------------------
                        Total deferred tax assets                              33,896                            22,401
                                                                   -------------------               -------------------
         Deferred tax liabilities:
              Licenses and intangibles                                          1,876                             6,676
              Depreciation                                                      8,823                             3,130
                                                                   -------------------               -------------------
                        Total deferred tax liabilities                         10,699                             9,806
                                                                   -------------------               -------------------
                        Net deferred tax assets                           $    23,197                       $    12,595
                                                                   ===================               ===================

         Current deferred tax assets                                      $     2,306                       $     3,177
         Long-term deferred tax assets, net                                    20,891                             9,418
                                                                   -------------------
         Net deferred tax assets                                          $    23,197                       $    12,595
                                                                   ===================               ===================

       At June 30, 2002 and 2001 the Company had approximately $92,910 and $56,260, respectively, of federal net operating loss carryforwards in addition to $0 and $95, respectively, of AMT credits available to offset taxable income in future periods. Of these amounts, $89,099 of the net operating loss carryforwards expire between 2019 and 2022. Due to the length of time until the expiration date of the federal net operating loss carryforwards and the value of the Company's commercial television stations, the Company did not deem it necessary to provide a valuation allowance at June 30, 2002 and 2001 against its federal net operating loss carryforwards. However, the Company did provide a full valuation allowance against its state net operating loss carryforwards as these carryforwards primarily relate to states in which no commercial television stations are present.

        Income tax expense (benefit) varies from the amount computed by applying the federal corporate income tax rate of 34% to income (loss) before income taxes as follows:

                                                                                   Years Ended June 30,
                                                                                   -------------------
                                                                     2002                 2001                   2000
                                                                     ----                 ----                   ----

Computed "expected" income tax benefit from
     continuing operations                                          $  (11,315)           $  (1,755)             $  (6,941)
Increase (decrease) in income taxes
     resulting from:
          State income tax benefit, net
               of federal effect                                          (126)                (204)                  (859)
          Nondeductible expenses                                             10                   94                     64
          Change in valuation allowance                                   1,076                2,400                      -
          Other                                                           (297)                (273)                     27
                                                                ----------------     ----------------      -----------------
          Actual income tax expense (benefit)                       $  (10,652)              $   262             $  (7,709)
                                                                ================     ================      =================

        The components of income tax expense (benefit) for the years ended June 30, 2002, 2001 and 2000, are as follows:




                                                                                   Years Ended June 30,
                                                                                   -------------------
                                                                     2002                 2001                   2000
                                                                     ----                 ----                   ----

             Current:
                     State                                              $    8              $    54                 $    -
                     Federal                                                 -                    -                      -
                                                                 --------------       --------------        ---------------
                                                                             8                   54                      -
                                                                 --------------       --------------        ---------------
             Deferred:
                     State                                               (200)                2,325                  (794)
                     Federal                                          (10,460)              (2,117)                (6,915)
                                                                 --------------       --------------        ---------------
                                                                      (10,660)                  208                (7,709)
                                                                 --------------       --------------        ---------------
             Total expense (benefit)                                $ (10,652)              $   262              $ (7,709)
                                                                 ==============       ==============        ===============

        The Company has allocated deferred tax benefits directly to additional paid in capital for the years ended June 30, 2002, 2001 and 2000 of $45, $9 and $973, respectively. These amounts reflect the tax benefit received from the exercise of nonqualified stock options and disqualifying dispositions by employees of qualified stock options.

NOTE 9 - COMMITMENTS

        Transponder Use Agreement and Purchased Air-Time. The Company's principal satellite transponder is leased on a fully protected and non-preemptible basis, which means as a broker of satellite services, The SPACECONNECTION, Inc. has agreed to furnish the Company alternative service on another transponder of similar quality and location or, if necessary, on another satellite to support an in-orbit failure of PanAmSat's G-11. The transponder use agreement expires in October 2006 and contains an option to extend the agreement for an additional five years. The expenses for the transponder and purchased air time (primarily for cable and direct broadcast satellite access fees) were $41,240, $35,463 and $33,291 for the fiscal years ended June 30, 2002, 2001 and
2000, respectively.

        Lease Commitments. Rental expense for office, studio and miscellaneous equipment, including the transponder lease expense, was $2,975, $3,086 and $3,194 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Certain of these leases contain renewal options.

        Future minimum lease payments of noncancelable operating leases are as follows at June 30, 2002:

           2003                                                   $  2,530
           2004                                                      2,465
           2005                                                      1,996
           2006                                                      1,871
           2007                                                        651
                                                     -----------------------
           Total                                                  $  9,513
                                                     =======================

        The Company has agreements with various affiliated television and cable system operators to purchase air-time. The terms of the agreements vary from week-to-week to one year periods and are generally cancelable on 30 days notice.

NOTE 10 -- RELATED PARTY TRANSACTIONS

        During the fiscal years ended June 30, 2002, 2001 and 2000, the Company engaged in some related party transactions in the normal course of business, none of which exceeded $60 in total except as described below.

         An entity affiliated with Frank A. Woods, a director of the Company, was paid in October 2000 a finder's fee of $200 in connection with the Company's $20,000 senior bank facility.

        In May 2001, Charles W. Bone was added to the Board of Directors. During 2001 and part of 2002, Mr. Bone was a partner in the firm Wyatt, Tarrant & Combs, LLP that represents the Company in various legal issues. During 2002 and 2001, the Company paid $307 and $432 in fees to Wyatt, Tarrant & Combs, LLP, respectively. During 2002, the Company paid $88 in fees to Mr. Bone's new firm, Bone McAllester Norton PLLC.

        In May 2001, the Board of Directors appointed A.E. Jolley and J. Daniel Sullivan, as a committee of Independent Directors, to set compensation for the members of the Office of the Chair consisting of J.D. Clinton, Chairman, Charles
W. Bone, George R. Ditomassi, Jr. and Frank Woods. Compensation was set at $7.5 monthly for Charles W. Bone and Frank Woods. In addition to an initial grant of options to purchase 12,500 shares of stock made by the Board of Directors for the service of these Directors on an Executive Committee charged with running the Company after the Chief Executive Officer's termination, the committee decided that for their service as the Office of the Chair to grant additional options to purchase 25,000 shares to Charles Bone and Frank Woods. The committee also allowed Mr. Bone to exercise his outstanding warrants using a three year note. The committee also granted options to purchase 50,000 shares to George R. Ditomassi. The Company recognized no compensation expense related to the stock options as they were granted at the then current market price. In addition, J.D. Clinton was loaned, by the Company, the exercise price for all of his remaining warrants. The loan matures on June 30, 2004 (see discussion of loan below). The Office of the Chair was dissolved on October 1, 2001.

        On June 30, 2001, Mr. Clinton exercised warrants to purchase 1,545,066 shares of common stock through an affiliated entity, SAH Holdings, Ltd., for a total purchase price of $2,565 and exercised warrants to purchase 542,500 shares of common stock through another affiliated entity, Clinton Investments, Ltd., for a total purchase price of $900. Mr. Bone, on the same date, exercised warrants to purchase 82,500 shares of common stock through an affiliated entity, Caleb Investments, LP, for a total purchase price of $137. The Company loaned these entities the funds to make this purchase and each of these entities executed a non-recourse promissory note to the issuer payable in full on June 30, 2004. The notes carry interest at the prime rate, also payable at maturity. The Company recognized $191 of interest income on these notes in fiscal 2002. The loans are non-recourse to the entities but are collateralized by the underlying shares purchased.

        In connection with the relocation of the primary residence of Kent E. Lillie, former President & Chief Executive Officer of the Company, from Atlanta, Georgia, to Nashville, Tennessee, the Company made an interest-free loan to Mr. Lillie in the principal amount of $800. This note was forgiven as part of Mr. Lillie's severance agreement during fiscal 2002.

        In September 1999 the Company entered into a lease agreement with INSOUTH Bank whereby the Company leased a portion of an office building located adjacent to the Company's Nashville facilities. INSOUTH Bank is controlled by J.D. Clinton, Chairman of the Board of Directors of the Company and a principal shareholder. The Company paid INSOUTH Bank $172, $163 and $101 for the fiscal years 2002, 2001 and 2000, respectively.

NOTE 11 -- STOCK OPTIONS AND WARRANTS

         In 1999 the Company's Board of Directors adopted the 1999 Employee Stock Option Plan (the "1999 Plan") which provides for the issuance of options to purchase up to 6,000,000 shares of the Company's common stock. The 1999 Plan is administered by a committee of the Board of Directors consisting of non-employee directors. All directors and key employees are eligible to receive options. Options granted under the plan can be either incentive stock options or nonqualified stock options. Incentive stock options to purchase common stock may be granted at not less than 100% of the fair market value of the stock on the date of the grant. No options may be granted after July 21, 2009. No option that is an incentive stock option shall be exercisable after the expiration of ten years from the date such option was granted (five years if granted to a 10% shareholder). The options may provide for vesting, in full or in part, after a change in control of the Company. At June 30, 2002 there were 2,173,200 of remaining shares available for grant under the 1999 Plan.

        In 1991, the Company adopted a stock incentive plan for eligible employees (the "1991 Plan"). A special administrative committee of the Board of Directors was appointed to administer the plan. All employees of the Company are eligible to receive stock options under the plan. Options granted under the plan can be either incentive stock options or nonqualified stock options. Incentive stock options to purchase common stock may be granted at not less than 100% of the fair market value of the common stock on the date of the grant. Options granted under the plan become exercisable immediately in the event 80% or more of the Company's outstanding stock or substantially all of its assets are acquired by a third party. No options may be granted after October 15, 2001. No option that is an incentive stock option shall be exercisable after the expiration of ten years from the date such option was granted or five years after the expiration in the case of any such option that was granted to a 10% stockholder. A maximum of 1,500,000 shares of common stock may be issued under the plan upon the exercise of options.

        No compensation expense has been recognized for options granted under the plans. Had compensation expense for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the methods in SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated in the following table.



                                             2002                         2001                          2000
                                   -------------------------   ---------------------------    -------------------------
                                      As                           As                             As
                                   Reported      Pro Forma      Reported       Pro Forma       Reported     Pro Forma
                                   ----------   ------------   ------------    -----------    -----------   -----------

Net loss available to
     common shareholders           $(22,628)      $ (23,061)     $ (18,402)     $ (21,407)     $ (13,499)    $ (15,503)

Basic loss per share                $ (0.54)      $  (0.55)      $  (0.51)      $  (0.58)      $  (0.44)     $  (0.51)
Diluted loss per share              $ (0.54)      $  (0.55)      $  (0.51)      $  (0.58)      $  (0.44)     $  (0.51)

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants in the years ended June 30, 2002, 2001 and 2000, respectively: dividend yield of 0%; expected volatility of 61%, 90% and 77%; risk-free interest rate of 4.76%, 5.47% and 6.05%; and expected life of
7.5 years.

        A summary of the status of the Company's options as of June 30, 2002, 2001 and 2000 and changes during the periods ending on those dates is presented below:








                                                                        June 30,

                                      2002                            2001                          2000
                                  ----------------------------  ------------------------------  -----------------------------
                                                   Weighted                        Weighted                       Weighted
                                                    Average                         Average                        Average
                                                   Exercise                        Exercise                       Exercise
                                     Options         Price          Options          Price         Options          Price
                                  --------------  ------------  ----------------  ------------  ---------------  ------------

Outstanding at beginning of
     period                           3,488,850      $   4.21         2,821,600      $   7.62        2,449,200       $  6.14
Granted                               2,147,500          2.52         1,797,350          2.24        1,007,000          9.18
Exercised                              (95,750)          1.51          (33,400)          1.53        (400,600)          2.00
Forfeited/expired                     (695,450)          4.29       (1,096,700)         10.27        (234,000)          7.75
                                  --------------                ----------------                ---------------
Outstanding at end of period          4,845,150                       3,488,850                      2,821,600
                                                         3.46                            4.21                           7.62
                                  ==============                ================                ===============
Options exercisable at period
      end                             2,437,452                       1,507,100                        987,500
Weighted average fair value of
     options granted during the
     year                              $   1.68                        $   1.85                      $    7.08





                                                   Options Outstanding                         Options Exercisable

                                                          Weighted
                                                          Average         WeightedAverage                    WeightedAverage
                                        Number           Remaining         Exercise           Number          Exercise
                                      Outstanding       Contractual          Price         Exercisable          Price
Range of Exercise Prices              at 6/30/02            Life                            at 6/30/02
--------------------------------     --------------    ---------------    ------------    ---------------    ------------
$0.00 - $1.99                              867,250            9 years         $  1.50            338,850         $  1.37
$2.00 - $2.99                            2,865,600            8 years            2.58          1,459,102            2.65
$3.00 - $3.99                              454,000            7 years            3.57            289,700            3.64
$4.00 - $5.99                              111,900            8 years            4.70             43,900            4.75
$6.00 - $7.99                              114,900            7 years            6.72             80,400            6.83
$8.00 - $9.99                               75,500            7 years            8.83             32,600            8.80
$10.00 - $10.99                             22,500            7 years           10.68             11,000           10.69
$11.00 - $11.99                             14,500            7 years           11.22              6,200           11.26
$12.00 - $12.99                            134,000            8 years           12.50             53,200           12.49
$13.00 - $13.99                            185,000            7 years           13.11            122,500           13.09
                                     --------------                                       ---------------
                                         4,845,150                                             2,437,452
                                     ==============                                       ===============

        At June 30, 2002, warrants to purchase 2,000,000 shares of common stock were outstanding. The warrants' exercise price is $2.82 per common share. The warrants expire on June 30, 2003.

NOTE 12 -- LOSS PER SHARE

        The following table sets forth for the periods indicated the calculation of net loss per share included in the Company's Consolidated Statements of
Operations:

                                                                           Years Ended June 30,
                                                                           (shares in thousands)
                                                             2002                  2001                   2000
                                                             ----                  ----                   ----
Numerator:
     Loss from continuing operations                         $(22,628)              $(5,425)              $(12,707)
     Preferred stock accretion and dividends                         -               (8,156)                    (6)
                                                        ---------------        --------------         --------------
     Numerator for basic earnings per
          share-income (loss) available to
          common stockholders                                $(22,628)             $(13,581)              $(12,713)
                                                        ===============        ==============         ==============
Denominator:
     Denominator for basic earnings per
          share-weighted-average shares                         41,861                36,311                 30,490
     Effect of dilutive securities                                   -                     -                      -
                                                        ---------------        --------------         --------------
Denominator for diluted earnings per
     share-adjusted weighted-average
     shares and assumed conversions                             41,861                36,311                 30,490
                                                        ===============        ==============         ==============
Basic loss from continuing operations per share              $  (0.54)             $  (0.37)              $  (0.42)
                                                        ===============        ==============         ==============
Diluted loss from continuing operations per share            $  (0.54)             $  (0.37)              $  (0.42)
                                                        ===============        ==============         ==============

Although the amounts are excluded from the computations in loss years because their inclusion would be anti-dilutive, they are shown here for informational and comparative purposes only (in thousands):

     Employee stock options                                      4,845                 3,489                  1,007
     Warrants                                                    2,000                 2,000                  2,035
     Convertible preferred stock                                    14                    16                     94

NOTE 13 -- EMPLOYEE BENEFIT PLAN

        The Company has a defined contribution plan (the "401K Plan") covering all full-time employees who have attained six months of service and are age 21 or older. Participants are permitted to make contributions in an amount equal to 1% to 15% of their compensation actually paid. The Company is required to contribute a matching contribution equal to 50% of the first 5% of each participant's annual contribution. The Company may also contribute additional discretionary amounts. As of July 1, 1999, the Company elected to contribute its matching contribution in the form of Company stock. The Company's common stock match to the 401K plan for fiscal year ended June 30, 2002, 2001, and 2000 was 42, 101 and 10 shares of common stock with related expense of $115, $122 and $98, respectively. The match is awarded as of December 31. The Board of Directors has decided to change the Company match from common stock to a cash match for calendar year 2002. As a result, the Company expensed an additional $65 in fiscal 2002.

NOTE 14 -- CONCENTRATIONS OF CREDIT RISK

        Concentrations of credit risk include cash on deposit in financial institutions and accounts receivable. Receivables are due from credit card companies and, ultimately, customers. The Company maintains reserves which management believes are adequate to provide for losses. Management believes the financial institutions holding the cash to be financially sound.

        The electronic retailing industry is sensitive to general economic conditions and business conditions affecting consumer spending. The Company's product lines include jewelry, coins and other unique items that may make the Company more sensitive to economic conditions than retailers of ordinary items.

         During the year ended June 30, 2002, the Company had three vendors from whom it purchased more than 10% each of its total cost of goods sold. The three vendors' products were in two different product categories and accounted for approximately 15.2%, 10.8% and 10.7% of the Company's cost of goods sold. The Company believes that it could find replacement vendors for the products sold by any one of these vendors without a material adverse effect on the Company.

NOTE 15 -- CONTINGENCIES

         A lawsuit was filed against the Company in January 2000 by a former vendor, Classic Collectibles, LLC, in state Chancery Court in Chattanooga, Tennessee. The vendor alleges that the Company improperly canceled certain orders, that certain amounts it paid to the Company under a written agreement should be refunded, and that certain amounts were left owing on the account. The vendor is also claiming entitlement to alleged lost profits of approximately $2,000, asserting the Company did not provide an amount of broadcast network time in 1999 that the vendor alleges was orally promised in connection with the written agreement. The Company has filed its answer and has vigorously pursued its defense of this action. The case is currently set for a jury trial in November 2002.

         A lawsuit was filed against the Company in April 2002 by ING Merger LLC, as successor to ING Barings LLC ("ING"), in the United States District Court in the Southern District of New York. ING alleges that the Company failed to pay investment banking fees and related expenses in connection with two agreements. In its complaint, ING demands damages of approximately $450 plus interest and costs. The Company has filed its answer and plans to vigorously pursue its defense of this action.

         The Company is subject to routine litigation arising from the normal and ordinary operation of its business. The Company believes that such litigation is not likely to have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 16 -- DISCONTINUANCE OF COLLECTOR'S EDGE

        The Company discontinued the operations of its subsidiary and segment, Collector's Edge of Tennessee, Inc. ("CET"), which formerly manufactured and distributed football trading cards, at the end of December 2000. The Company sold CET's assets on February 19, 2001, for $1,500, $500 in cash and a note for $1,000 due in six equal installments which was paid in full on August 15, 2001. Revenues from CET were as follows:

                                    Twelve Months Ended
                                             June

                            2002             2001             2000
                      ---------------- ---------------- ---------------

                             $0             $2,519           $9,700

NOTE 17 -- SALE OF HOUSTON TELEVISION STATION KZJL

         On March 20, 2001 the Company sold its Houston television station KZJL for $57,000. In addition to the cash received, the Company retained rights to 50% of any profits from any sale of the station's Channel 60 - 69 spectrum. The gain recognized on the sale is the result of the proceeds less $6,752 for the net book value of fixed assets and license cost and $1,319 in closing costs.

NOTE 18 -- OPERATING SEGMENTS

          SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires reporting segment information that is consistent with the way in which management operates the Company. The Company operates principally in two segments: Shop At Home Network and shopathometv.com. The Company operates almost exclusively in the United States.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are accounted for as if the sales or transfers were with third parties, that is, at current market prices.

                             OPERATING SEGMENT DATA
                                                                  Years Ended June 30,
                                                       2002               2001               2000
                                                       ----               ----               ----

        Revenue:
              Network                                 $   176,086         $   161,589        $  198,114
              shopathometv.com                             19,754              18,686             4,675
              Intersegment eliminations                         -             (2,660)           (1,233)
                                                 -----------------  ------------------  ----------------
                                                      $   195,840         $   177,615        $  201,556
                                                 =================  ==================  ================
         Operating loss:
              Network                                $   (22,356)        $   (33,594)        $  (4,447)
              shopathometv.com                              (586)             (9,592)           (6,901)
                                                 -----------------  ------------------  ----------------
                                                     $   (22,942)        $   (43,186)       $  (11,348)
                                                 =================  ==================  ================
         Depreciation and amortization:
              Network                                  $    9,453          $   11,854         $   7,761
              shopathometv.com                              2,267               2,081               612
                                                 -----------------  ------------------  ----------------
                                                       $   11,720          $   13,935         $   8,373
                                                 =================  ==================  ================
         Interest income:
              Network                                   $     552           $     906          $    749
              shopathometv.com                                  -                   -                 -
                                                 -----------------  ------------------  ----------------
                                                        $     552           $     906          $    749
                                                 =================  ==================  ================
         Interest expense:
              Network                                  $   10,878          $   11,875         $   9,490
              shopathometv.com                                  -                   -               173
                                                 -----------------  ------------------  ----------------
                                                       $   10,878          $   11,875         $   9,663
                                                 =================  ==================  ================
         Income (loss) before taxes:
              Network                                $   (32,692)          $    4,429       $  (13,342)
              shopathometv.com                              (588)             (9,592)           (7,074)
                                                 -----------------  ------------------  ----------------
                                                     $   (33,280)         $   (5,163)       $  (20,416)
                                                 =================  ==================  ================
         Income taxes:
              Network                                $   (10,452)          $    3,907        $  (5,035)
              shopathometv.com                              (200)             (3,645)           (2,674)
                                                 -----------------  ------------------  ----------------
                                                     $   (10,652)           $     262        $  (7,709)
                                                 =================  ==================  ================
         Total assets:
              Network                                 $   167,726         $   169,624        $  211,433
              shopathometv.com                             10,354              10,393             8,830
              Collector's Edge                                  -                   -             8,331
              Intersegment eliminations                         -                   -           (1,300)
                                                 -----------------  -----------------   ----------------
                                                      $   178,080         $   180,017        $  227,294
                                                 =================  ==================  ================
         Capital expenditures:
              Network                                  $    3,011          $    2,664         $  11,133
              shopathometv.com                                 13                  63             6,617
                                                 -----------------  ------------------  ----------------
                                                       $    3,024          $    2,727         $  17,750
                                                 =================  ==================  ================

NOTE 19 -- SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The following is summarized condensed consolidating financial information for the Company, segregating the parent from the Company's subsidiaries which are the guarantors of the Notes and the subsidiaries which are not guarantors of the Notes. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and guarantees are full, unconditional, joint and several. The separate company financial statements of each guarantor subsidiary have not been included herein because management does not believe that their inclusion would be more meaningful to investors than the presentation of the condensed consolidating financial information presented below.



                        CONSOLIDATING BALANCE SHEET DATA

                                       June 30, 2002                                    June 30, 2001
                                 Guarantor   Non-Guarantor                           GuarantorNon-Guarantor
                       Parent SubsidiariesSubsidiariesEliminationsConsolidatedParentSubsidiariesSubsidiariesEliminationsConsolidated
Assets:
Cash and cash equivalents   $   11,542  $   21   $    -      $     -   $11,563   $  19,562   $  (5)    $    -    $    -  $   19,557
Restricted cash                      4       -        -            -         4           -        -         -         -           -
Accounts receivable             58,214       -        -     (52,639)     5,575      51,935       10         -   (48,842)      3,103
Inventories                     13,117       -        -            -    13,117       9,953        -         -         -       9,953
Prepaid expenses                   615      11        -            -       626         873       11         -         -         884
Deferred tax assets              2,306       -        -            -     2,306       3,177        -         -         -       3,177
Notes receivable                     -       -        -            -         -         380        -         -         -         380
Income tax receivable                -       -        -            -         -         310        -         -         -         310
                          ------------- -------- ------- ------------ --------- ----------- -------- --------- --------- ----------
Total current assets            85,798      32        -     (52,639)    33,191      86,190       16         -   (48,842)     37,364

Property and equipment,
     net                        12,402   6,037   12,029            -    30,468      21,195    5,649    12,327         -      39,171
Deferred tax assets             38,245       -        -     (17,354)    20,891       9,418        -         -         -       9,418
Television station licenses          -  89,251        -            -    89,251           -   89,251         -         -      89,251
Goodwill                           528       -        -            -       528         528        -         -         -         528
Other assets                     3,584     167        -            -     3,751       4,128      157         -         -       4,285
Investment in subsidiaries      23,816       -        -     (23,816)         -      23,816        -         -   (23,816)          -
                          ------------- -------- ------- ------------ --------- ----------- -------- --------- --------- ----------
Total assets                $  164,373  $95,487  $12,029   $ (93,809)  $178,080   $ 145,275  $95,073  $ 12,327  $72,658)  $ 180,017
                          ============= ======== ======= ============ ========= =========== ======== ========= ========= ==========


Liabilities and
    Stockholders' Equity:
Current portion--capital
    leases                    $    330   $   -   $   -      $     -   $   330     $   877     $  -    $    -     $    -    $    877
Accounts payable and
    accrued expenses            29,926  63,568   13,522     (76,455)   30,561      25,425    60,073   12,924    (72,638)     25,784

Deferred revenue                 1,356       -       -            -     1,356       2,124        -         -          -       2,124
                          ------------- -------- ------- ------------ --------- ----------- -------- --------- --------- -----------

Total current liabilities       31,612  63,568   13,522     (76,455)   32,247      28,426    60,073    12,924   (72,638)     28,785

Long-term debt including
     capital leases             92,596       -        -           -    92,596      75,484        -         -          -      75,484
Deferred income taxes                -  17,354        -     (17,354)        -           -    17,194         -    (17,194)         -
Redeemable preferred
    stock                          145       -        -           -       145         161        -         -          -         161
Common stock                       105       -        -           -       105         105        -         -          -         105
Additional paid-in capital     111,228       -        -           -   111,228     110,904        -         -          -     110,904
Accumulated deficit           (67,520)  14,565   (1,493)          -    (54,448)    (66,203)  17,806      (597)    17,174    (31,820)
Note receivable                (3,793)       -         -          -     (3,793)     (3,602)       -         -          -     (3,602)
                          ------------- -------- -------- ----------- --------- ----------- -------- --------- --------- -----------
     Stockholders' equity   $  164,373 $ 95,487  $12,029   $(93,809)  $ 178,080   $ 145,275 $95,073   $12,327  $(72,658)   $180,017
                          ============= ======== ======== =========== ========= =========== ======== ========= ========= ===========







            Consolidating Statement of Operations and Cash Flow Data


                June 30, 2002                              June 30, 2001                                June 30, 2000
             Guarantor Non-Guarantor                   Guarantor   Non-Guarantor                  Guarantor Non-Guarantor
      ParentSubsidiariesSubsidiariesConsolidatedParentSubsidiariesSubsidiariesConsolidatedParentSubsidiariesSubsidiariesConsolidated
     ------- ---------- ------------ ---------- ------ ----------  ----------- ---------- ------ ---------- ------------ -----------

Net revenues ......$ 187,183  $8,657  $ --    $195,840  $168,460  $ 9,155  $  --    $177,615 $194,602  $ 6,954 $  --      $ 201,556
Cost of goods sold   127,260    --      --     127,260   122,353     --       --     122,353  133,751     --      --        133,751
Operating expenses    83,039   8,183     300    91,522    88,312    9,836      300    98,448   69,308    9,548     297       79,153
                   ---------   -----  ------   -------   -------   -------  -------  ------- --------  ------- -------    ---------

Income (loss) from
   continuing
   operations        (23,116)    474    (300)  (22,942)  (42,205)    (681)    (300)  (43,186)  (8,457)  (2,594)   (297)     (11,348)
Interest income ...      551       1    --         552       901        5     --         906      749     --      --            749
Interest expense .   (10,874)     (4)   --     (10,878)  (11,875)    --       --     (11,875)  (9,663)    --      --         (9,663)
Other income .....       (12)    --      --        (12)       63   48,929     --      48,992     (185)      31    --           (154)
(expense)           --------    ----- -------  --------  -------- --------  -------  -------  -------   ------  ------    ---------

   taxes ..........  (33,451)    471    (300)  (33,280)  (53,116)  48,253     (300)   (5,163) (17,556)  (2,563)   (297)     (20,416)

Income tax expense
   (benefit) ....... (10,812)    160    --     (10,652)  (18,074)  18,336     --         262   (6,735)    (974)   --         (7,709)
                   ---------   ------  ------  --------  --------  -------   ------  -------  -------   ------  ------    ---------
Income (loss) from
   continuing
   operations .....  (22,639)    311    (300)  (22,628)  (35,042)  29,917      (300)  (5,425) (10,821)  (1,589)   (297)    (12,707)

Discontinued .....      --       --      --        --        --    (3,462)    --      (3,462)    --       (786)   --          (786)
operations
Cumulative effect of
   accounting change    --       --      --        --     (1,359)     --      --      (1,359)    --       --      --           --
                   --------    ------  ------  --------  -------- --------  -------  --------  -------  -------  ------    ---------
Net income (loss)  $ (22,639)  $ 311   $(300) $(22,628) $(36,401)  $26,455   $ (300) $(10,246)$(10,821) $(2,375) $(297)   $ (13,493)
                   ========    ======  ======  ========  ======== ========   ======  ======== ========  =======  ======    =========
CASH FLOWS

Cash provided by
   (used in)
    operations     $ (21,812) $1,004  $  --   $(20,808) $ 1,229   $(33,258) $ --    $(32,029) $(24,693)  $1,468  $--      $ (23,225)
Cash provided by
   (used in)
    investing         (2,301)   (978)    --     (3,279)   1,906     55,602    --      57,508   (17,394)  (2,251)  --        (19,645)
    activities
Cash provided by
    (used in)
    financing
    activities        16,093    --       --     16,093  (11,565)   (21,872)   --     (33,437)   63,319     --     --         63,319
                    --------  ------  -------  -------  -------   --------   ------ --------  --------   ------  -----    ---------

Increase (decrease)
in  cash              (8,020)     26     --     (7,994)  (8,430)       472    --      (7,958)   21,232     (783)  --         20,449

Cash at beginning of
    period .........  19,562      (5)    --     19,557   27,992       (477)   --      27,515     6,760      306   --          7,066
                     -------  ------  -------  --------  -------   --------  ------  -------   -------   ------  -----    ---------
Cash at end of period$11,542  $   21  $  --    $ 11,563 $19,562    $    (5)  $--     $19,557   $27,992   $ (477)$ --      $  27,515
                     =======  ======  =======  ======== =======   ========   ======  =======   =======   ======  =====    =========

          *there are no eliminations entries therefore the eliminations column has been omitted.

NOTE 20 - SUBSEQUENT EVENTS

         On August 14, 2002, the Company entered into a Share Purchase Agreement (the "Agreement") with a subsidiary of The E.W. Scripps Company ("Scripps") pursuant to which the Company has agreed to indirectly sell and transfer a 70% interest in its television and Internet home shopping network (the "Network") to Scripps. The transaction is subject to approval of the Company's shareholders. The Company will retain a 30% interest in the Network and will also retain ownership of its five full-power television stations, certain wireless spectrum assets and tax-loss carry-forward benefits.

         Under the Agreement, the Company will transfer its Network to a Scripps subsidiary (the "Operating Company") in a two-tier holding company structure. The Operating Company will receive substantially all the assets of the Network as well as assume certain of the Network's current liabilities. The Company will retain its obligations under its $17.5 million senior credit facility and its $75 million Senior Secured Notes due 2005 and will also retain certain liabilities associated with pending litigation and certain other contractual obligations. The Company will sell a 70% interest in the Operating Company for a cash purchase price of $49.5 million, and the Company will be entitled to receive $3.0 million in cash from the Operating Company prior to closing.

         The Company will have the right to require Scripps to purchase the Company's 30% interest in the Operating Company during the period beginning on the second anniversary of the closing and ending on the fifth anniversary of the closing at a cash purchase price equal to the fair market value of the 30% interest. After five years, Scripps will have the right to require the Company to sell the 30% interest to Scripps at a price equal to fair market value. Scripps will also have the right to require the Company to sell its 30% interest in certain other events, including a change of control of the Company, the Company's breach of certain obligations to Scripps or the Company's insolvency. The Company will be restricted in its ability to sell its 30% interest to a third party without first offering to sell the 30% interest to Scripps. Scripps will be restricted in its ability to sell all or a part of its 70% interest to a third party, if such transfer would result in a change of control of the Operating Company, unless the purchaser also agrees to purchase the Company's 30% interest. If the Company declines to sell its 30% interest, Scripps has the right, but not the obligation, to require the Company to sell its interest at the same price.

         Upon closing, Scripps has agreed to loan $47.5 million to the Company payable by the Company in three years. The loan will accrue interest at an annual rate of 6%, payable quarterly, and will be secured by an assignment of the Company's 30% interest in the Operating Company and the encumbrance of the assets of the Company's television stations located in the Boston, San Francisco and Cleveland markets. The Company will use the purchase price and these loan proceeds to retire debt and for working capital purposes.

         The Operating Company will be governed by a five member board, three members of which will be selected by Scripps and two selected by the Company. Scripps has agreed to loan up to $35.0 million to the Operating Company to be used for working capital purposes.

         The Company has agreed to enter into a three-year affiliation agreement with the Operating Company, under which the Company will agree to carry the Network programming on its five television stations located in the Boston, San Francisco, Cleveland, Raleigh and Bridgeport, Connecticut, markets. The Company retains the right to terminate the affiliation agreement after 15 months.

         In addition, on August 15, 2002, Scripps purchased 3,000 shares of newly authorized Series D Senior Redeemable Preferred Stock from the Company for an aggregate purchase price of $3 million. The shares of preferred stock will mature on April 15, 2005, at which time the Company will be obligated to redeem the shares for a price equal to their original purchase price plus accrued and unpaid dividends. Dividends of 6% are payable quarterly, with the Company having the right, if the sale of Network assets is closed, to defer payment of the dividends until maturity. If the sale of Network assets is not closed, the shares of preferred stock will pay dividends of 12%, which are payable quarterly, at the option of the Company, in cash or additional shares of preferred stock.

         The shares of preferred stock are not convertible to any other shares of capital stock of the Company and do not have voting rights (except for any statutory voting right). The shares of preferred stock carry a liquidation preference to the Company's common stock and are on parity with the Company's outstanding shares of Series A Preferred Stock. Other than the Series A and Series D Preferred Stock, the Company has no other series of preferred stock outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information with respect to directors and executive officers of the Company to be included in the definitive Proxy Statement which the Company will file for the 2002 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following financial statements are included in Item 8 of Form 10-K:

                1.Financial Statements

                           Reports of Independent Accountants
                           Consolidated Balance Sheets as of June 30, 2002 and 2001 Consolidated Statements of Operations for the years ended June 30,
                                    2002, 2001 and 2000
                           Consolidated Statements of Stockholders' Equity for
                                    the years ended June 30, 2002, 2001 and 2000
                           Consolidated Statements of Cash Flows for the years
                                    ended June 30, 2002, 2001 and 2000.
                           Notes to the Consolidated Financial Statements

                  2.     Financial Statement Schedule

                           Schedule II  Valuation and Qualifying Accounts

                                 The other schedules are omitted because the required information is either inapplicable or has been disclosed in the consolidated financial statements and notes thereto.

                  3.     Exhibits

                           The Index to Exhibits is at page 60.

(b)      Reports on Form 8-K

         Form 8-K filed April 24, 2002, reported that on April 22, 2002, Shop At Home, Inc. held a conference call to discuss the Company's financial results for the third quarter of its fiscal year 2002, ending March 31, 2002. These results were filed with the SEC on the Form 10-Q filed on April 19, 2002. The Company has elected to voluntarily file a copy of this transcript on this Form 8-K to ensure that the contents of such conference call are fully disseminated and that any investor of Shop At Home, Inc. has full access to such transcript.

                       SHOP AT HOME, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 2002, 2001, AND 2000

                             (Thousands of Dollars)

                                          Balance at            Charged to                                     Balance
                                          beginning             Returns and                                    at end
                                           of year              Allowances               Deductions   (1)      of year
                                        ---------------       ----------------         ---------------       ------------


Year ended June 30, 2002
     Estimated credits
          due to customers                    $  3,443              $  40,832               $  39,752            $ 4,523
                                        ===============       ================         ===============       ============

Year ended June 30, 2001
     Estimated credits
          due to customers                    $  2,711              $  58,734               $  58,002            $ 3,443
                                        ===============       ================         ===============       ============

Year ended June 30, 2000
     Estimated credits
          due to customers                    $  3,069              $  58,582               $  58,940            $ 2,711
                                        ===============       ================         ===============       ============


(1) Merchandise returned

                                          Balance at                                                           Balance
                                          beginning             Additional                                     at end
                                           of year              provisions               Reduction             of year
                                        ---------------       ----------------         ---------------       ------------

Year ended June 30, 2002
     Accounts receivable
          reserves                            $  2,489              $   1,266                $  3,349             $  406
                                        ===============       ================         ===============       ============

Year ended June 30, 2001
     Accounts receivable
          reserves                            $  1,595              $   2,517                $  1,623            $ 2,489
                                        ===============       ================         ===============       ============

Year ended June 30, 2000
     Accounts receivable
          reserves                             $   543              $   1,816                 $   764            $ 1,595
                                        ===============       ================         ===============       ============







                                          Balance at                                                           Balance
                                          beginning             Additional                                     at end
                                           of year              provisions               Deductions            of year
                                        ---------------       ----------------         ---------------       ------------

Year ended June 30, 2002
     Inventory reserves                      $  1,717               $    799                $  1,832              $  684
                                        ==============        ===============          ==============        ============

Year ended June 30, 2001
     Inventory reserves                       $   669              $   3,587                $  2,539             $ 1,717
                                        ==============        ===============          ==============        ============

Year ended June 30, 2000
     Inventory reserves                       $   304               $    855                 $   490              $  669
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

3(i).8*           Amendment to Amended and Restated Charter, recorded August 15,
                  2002.

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

4.13*             Preferred    Share    Purchase    Agreement,    dated
                  August   14,    2002,    between    the    Registrant    and
                  Scripps Networks, Inc.

10.1 Company's Omnibus Stock Option Plan, filed as Exhibit 10.3 to the Annual Report on Form 10-K, for the fiscal year ended June 30, 1992, and incorporated herein by this reference.

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

10.68 Loan and Security Agreement, between the Company and Foothill Capital Corporation, dated August 1, 2001.

10.69 Employment Agreement between Thomas N. Merrihew and Shop At Home, Inc., dated July 20, 2001

10.70             Employment Agreement between Bennett Scott Smith and Shop At
                  Home, Inc., dated   November 22, 2001

10.71 Employment Agreement between Frank A. Woods and Shop At Home, Inc., dated March 20, 2002

10.72 Employment Agreement between George R. Ditomassi and Shop At Home, Inc., dated March 20, 2002

10.73             Share Purchase Agreement, dated August 14, 2002, between Shop
                  At Home, Inc. and   Scripps Networks, Inc.

11 Schedule of Computation of Net Income Per Share (in Note 12 to Consolidated Financial Statements of the Company for the period ended June 30, 2000, included herein).

21                Subsidiaries of the Company.

23.1*             Consent of Deloitte & Touche LLP

23.2*             Consent of PricewaterhouseCoopers LLP

* Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOP AT HOME, INC.

By:        /s/  George R. Ditomassi                  Date:    09/06/02
         ---------------------------
         George R. Ditomassi
         Co-Chief Executive Officer, Director

By:        /s/  Frank A. Woods                       Date:   09/06/02
         -----------------------------------
         Frank A. Woods
         Co-Chief Executive Officer, Director

By:        /s/  Arthur D. Tek                        Date:   09/06/02
         -----------------------------------
         Arthur D. Tek
         Executive Vice President and
         Chief Financial Officer

By:        /s/  R. Steven Chadwell                   Date:    09/06/02
         ---------------------------
         R. Steven Chadwell
         Vice President, Finance
         (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities on the dates indicated.


By:        /s/  J.D. Clinton                         Date:    09/06/02
         -----------------------------------
         J.D. Clinton, Chairman

By:        /s/  Charles W. Bone                      Date:    09/06/02
         -----------------------------------
         Charles W. Bone, Director

By:        /s/  A.E. Jolley                          Date:    09/06/02
         -----------------------------------
         A.E. Jolley, Director

By:        /s/  Joseph I. Overholt                   Date:    09/06/02
         ---------------------------
         Joseph I. Overholt, Director

By:        /s/  Don C. Stansberry, Jr.               Date:    09/06/02
         -----------------------------------
         Don C. Stansberry, Jr., Director

                                  CERTIFICATION
I, George R. Ditomassi, certify that:
1.       I have reviewed this annual report on Form 10-K of Shop At Home, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 6, 2002
 /s/George R. Ditomassi
George R. Ditomassi
Co-Chief Executive Officer

                                  CERTIFICATION
I, Frank A. Woods, certify that:
1.       I have reviewed this annual report on Form 10-K of Shop At Home, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 6, 2002
 /s/Frank A. Woods
Frank A. Woods
Co-Chief Executive Officer

                                  CERTIFICATION
I, Arthur D. Tek certify that:
1.       I have reviewed this annual report on Form 10-K of Shop At Home, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 6, 2002
 /s/Arthur D. Tek
Arthur D. Tek
Chief Financial Officer

Exhibit 23.1


                         Consent of Independent Auditors

We consent to the incorporation by reference in Registration Statement Nos. 333-15033 and 333-34680 of Shop At Home, Inc. on Form S-8 and Amendment No. 1 to Registration Statement No. 333-42258 of Shop At Home, Inc. on Form S-3 of our report dated August 16, 2002, appearing in this Annual Report on Form 10-K of Shop At Home, Inc. for the year ended June 30, 2002.


/s/  Deloitte & Touche LLP

Nashville, Tennessee
September 5, 2002

Exhibit 23.2

                         Consent of Independent Auditors

We hereby consent to the incorporation by reference in the Registration Statement on Forms S-3/A (No. 333-42258) and S-8 (No. 333-15033 and 333-34680)
of Shop At Home, Inc. of our report dated September 12, 2001 relating to the financial statements and financial statement schedule, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP

Knoxville, Tennessee
September 12, 2001

Exhibit 3(i).8

                              ARTICLES OF AMENDMENT
                       TO THE AMENDED AND RESTATED CHARTER
                                       OF
                               SHOP AT HOME, INC.

         Pursuant to the provisions of Section 48-16-102 of the Tennessee Code Annotated, the undersigned Corporation adopts the following Articles of Amendment to its Charter:

1. The name of the Corporation is Shop At Home, Inc.

2. The purpose of this amendment is to set forth the designations, limitations and relative rights of the Corporation's Series D Senior Redeemable Preferred Stock, a new series of the Corporation's previously authorized preferred stock, par value $10.00 per share.

3. The Charter of the Corporation is amended by inserting therein as Section 7.6 the following text determining the terms of the Series D Senior Redeemable Preferred Stock:

7.6      Series D Redeemable Preferred Stock

         7.6.1 Certain Defined Terms. For purposes of this Section 7.6, the following terms have the following meanings:


                  (a) "Business Day" means any day other than Saturday, Sunday or other day on which commercial banks in Cincinnati, Ohio or Nashville, Tennessee are authorized or required by law to remain closed.

                  (b) "Issuance Date" means, with respect to each Series D Preferred Share, the date of issuance of the applicable Series D Preferred Share.

                  (c) "Original Issue Price" per Series D Preferred Share means $1,000 (as adjusted for stock splits, stock dividends, combinations and reclassifications).

                  (d) "Person" means an individual, limited liability company, partnership, joint venture, corporation, trust, unincorporated organization or other entity or a government or any department or agency thereof.

                  (e) "Series D Preferred Shares" means shares of Series D Senior Redeemable Preferred Stock of the Corporation.

                  (f) "Share Purchase Agreement" means the Share Purchase Agreement dated August 14, 2002 between the Corporation and Scripps Networks, Inc.

         7.6.2 Dividends. The holders of Series D Preferred Shares are entitled to receive dividends at a rate of 6% per annum of the Original Issue Price of each Series D Preferred Share, which dividends will be cumulative, accruing daily from the Issuance Date, payable on the first day of each calendar quarter after the Issuance Date (each, a "Series D Dividend Date"). If the Share Purchase Agreement is terminated for any reason, the holders of Series D Preferred Shares will be entitled to receive additional dividends at a rate of 6% per annum of the Original Issue Price of each Series D Preferred Share, which dividends will be cumulative, accruing daily from the date of termination of the Share Purchase Agreement, payable on each Series D Dividend Date after the date of such termination. The foregoing dividends and additional dividends will be referred to herein as "Series D Dividends". If a Series D Dividend Date is not a Business Day, then the Series D Dividend will be due and payable on the Business Day immediately following the Series D Dividend Date. If the transactions contemplated by the Share Purchase Agreement have not been consummated, the Corporation shall pay Series D Dividends in cash or, at the Corporation's option, in such number of fully paid and nonassessable Series D Preferred Shares equal to the quotient of accrued and unpaid Series D Dividends with respect to such Series D Preferred Shares held by such holder and the Original Issue Price. If the transactions contemplated by the Share Purchase Agreement are consummated, the Corporation shall pay Series D Dividends in cash; provided however that, at the Corporation's option, the Corporation may defer payment of the Series D Dividends until redemption of the Series D Preferred Shares (or such earlier time as the Corporation chooses); provided that such deferred Series D Dividends will constitute a debt obligation of the Corporation and accrue interest at the rate of 6% per annum. At any time upon a holder's request, the Corporation shall issue one or more promissory notes to evidence such debt obligation.

         7.6.3 Reorganizations. Any recapitalization, reorganization, reclassification, consolidation or merger with or into another Person or other transaction that is affected in such a way that holders of Common Stock are entitled to receive stock, securities or assets with respect to or in exchange for Common Stock is referred to herein as "Organic Change." Prior to the consummation of any Organic Change, the Corporation shall secure from the successor resulting from such Organic Change or the parent company of such successor a written agreement (in form and substance reasonably satisfactory to the holders of a majority of the Series D Preferred Shares then outstanding) to deliver to each holder of Series D Preferred Shares in exchange for such shares, a security of such successor or the parent company of such successor evidenced by a written instrument substantially similar in form and substance to the Series D Preferred Shares (including, without limitation, having a liquidation preference equal to the Liquidation Preference of the Series D Preferred Shares held by such holder) and reasonably satisfactory to the holders of a majority of the Series D Preferred Shares then outstanding.

         7.6.4    Redemptions

                  (a). Optional Redemption At Right of the Corporation. The Corporation may redeem all, but not less than all, of the Series D Preferred Shares outstanding at any time at a price per Series D Preferred Share equal to the Original Issue Price, plus all accrued and unpaid dividends and interest thereon.

                  (b) Optional Redemption At Right of the Holder Upon Change of Control. In addition to the rights of the holders of Series D Preferred Shares under Section 7.6.3, upon a Change of Control (as hereinafter defined) of the Corporation, then each holder of Series D Preferred Shares may, at such holder's option, require the Corporation to redeem to the extent of funds legally available therefor all or a portion of such holder's Series D Preferred Shares at a price per Series D Preferred Share equal to the Original Issue Price, plus all accrued and unpaid dividends and interest thereon. Within ten days following a Change of Control, the Corporation shall deliver written notice thereof via facsimile and overnight courier (a "Notice of Change of Control") to each holder of Series D Preferred Shares. At any time during the period beginning after receipt of a Notice of Change of Control or after a Third-Party Transaction Termination, any holder of the Series D Preferred Shares then outstanding may require the Corporation to redeem all or a portion of the holder's Series D Preferred Shares then outstanding by delivering written notice thereof via facsimile and overnight courier to the Corporation, which notice must indicate the number of Series D Preferred Shares that such holder is submitting for redemption. Upon the Corporation's receipt of a notice as aforesaid from any holder of Series D Preferred Shares, the Corporation shall promptly, but in no event later than two Business Days following such receipt, notify each holder of Series D Preferred Shares by facsimile of the Corporation's receipt of such notice. The Corporation shall deliver the applicable redemption price by the later of (i) consummation of the Change in Control transaction or (ii) five days following receipt of the aforesaid notice; provided however that in no event will the Corporation consummate such redemption or pay the redemption price pursuant hereto prior to the Corporation's repurchase of those Senior Notes (as hereinafter defined) that are required to be repurchased pursuant to the covenants contained in Sections 1015 and 1016 of that certain Indenture between the Corporation and PNC Bank, National Association dated March 27, 1998 relating thereto. Payments provided for in this Section 7.6.3(b) will have priority to payments to other holders of Common Stock and Junior Preferred Stock (as defined in Section 7.6.7) in connection with a Change of Control.

For purposes of this Section 7.6.3(b), "Change of Control" means (i) the consolidation, merger or other business combination of the Corporation with or into another Person (other than (A) a consolidation, merger or other business combination in which holders of the Corporation's voting power immediately prior to the transaction continue after the transaction to hold, directly or indirectly, the voting power of the surviving entity or entities necessary to elect a majority of the members of the board of directors (or their equivalent if other than a corporation) of such entity or entities, or (B) pursuant to a migratory merger effected solely for the purpose of changing the jurisdiction of incorporation of the Corporation), (ii) the sale, assignment, conveyance, transfer, lease or other disposition of all or substantially all of the assets of the Corporation and its subsidiaries taken as a whole (either in one transaction or a series of transactions), including stock of the Corporation's subsidiaries, to any person other than the Corporation or another subsidiary; provided however that the transactions contemplated by the Share Purchase Agreement will not constitute a Change in Control hereunder, (iii) any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of more than 50% of the voting power of all classes of any class or classes of capital stock pursuant to which the holders thereof have the general voting power under ordinary circumstances to elect at least a majority of the Corporation's board of directors, and (iv) during any consecutive two-year period, individuals who at the beginning of such period constituted the Board of Directors of the Corporation (together with any new directors whose election by such Board of Directors or whose nomination for election by the stockholders of the Corporation was approved by a vote of a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors of the Corporation; provided however that if the Corporation's $75,000,000 11% senior secured notes due April 1, 2005 (the "Senior Notes") are no longer outstanding, a "Change in Control" will also include any other similarly defined event in any document evidencing indebtedness for borrowed money in excess of $1,000,000 that gives the lender under such agreement the right to accelerate payment of the obligations under such agreement.

                  (c) Mandatory Redemption. If the transactions contemplated by the Share Purchase Agreement are consummated, the Corporation shall redeem, to the extent the Corporation has funds legally available therefor, all of the outstanding Series D Preferred Shares for a consideration per Series D Preferred Share equal to the Original Issue Price thereof, plus all accrued and unpaid dividends and interest thereon, on April 15, 2005. If the Share Purchase Agreement is terminated for any reason, the Corporation shall redeem, to the extent the Corporation has funds legally available therefor, all of the outstanding Series D Preferred Shares for a consideration per Series D Preferred Share equal to the Original Issue Price thereof, plus all accrued and unpaid dividends and interest thereon, on the earlier of (a) April 15, 2005 and (b) redemption of the Senior Notes and payment in full of the Corporation's $17,500,000 senior credit facility pursuant to that certain Loan and Security Agreement between the Corporation and Foothill Capital Corporation dated August 1, 2001.

                  (d) Provisions Regarding Redemptions. Whether or not funds are legally available therefor, failure by the Corporation to pay, in full, any redemption price required to be paid pursuant to Section 7.6.4(b) or (c) or otherwise fail to consummate any redemption will constitute a default hereunder. Notwithstanding the foregoing, if the Corporation's legally available funds are insufficient to redeem the total number of Series D Preferred Shares required to be redeemed pursuant to Section 7.6.4(b) or (c) on the applicable redemption date, those funds that are legally available will be used to redeem the maximum possible number of such shares ratably among the holders of such shares to be redeemed based upon the number of Series D Preferred Shares held by each such holder. Series D Preferred Shares not redeemed will remain entitled to the preferences provided in these Articles of Amendment at any time. Thereafter, at any time and from time to time when sufficient additional funds are legally available for the redemption of Series D Preferred Shares that remain outstanding, the Corporation shall immediately use such funds to redeem the Outstanding Series D Preferred Shares that the Corporation was obliged to redeem on the applicable redemption date but that the Corporation has not redeemed, plus any shares representing Series D Dividends that have accrued thereon. The Corporation shall provide notice of any redemption pursuant to Section 7.6.4(a) or (c) to each holder of Series D Preferred Shares at such holder's address as it appears on the transfer books of the Corporation specifying the number of Series D Preferred Shares to be redeemed, the redemption price and the redemption date and calling upon such holder to surrender to the Corporation, in the manner and at the place designated, such holder's certificate(s) representing the Series D Preferred Shares to be redeemed. On the date of any redemption pursuant to this Section 7.6.4, (i) the Corporation shall pay, by wire transfer to an account designated by each holder, the redemption price for each Series D Preferred Share so redeemed and (ii) after payment has been made in accordance with clause (i), Series D Dividends on the Series D Preferred Shares so called for redemption will cease to accrue and all rights of the holders thereof as shareholders of the Corporation (except the right to receive the redemption price) will cease.

         7.6.5 Voting Rights. Except as otherwise required by Tennessee law, the holders of Series D Preferred Shares will not have any voting rights except in accordance with the following sentence. The holder of each Series D Preferred Share will be entitled to notice of any stockholders' meeting in accordance with the bylaws of the Corporation.

         7.6.6. Liquidation, Dissolution, Winding-Up. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Series D Preferred Shares will be entitled to receive in cash out of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders (the "Liquidation Funds") before any amount shall be paid to the holders of any of the capital stock of the Corporation of any class junior in rank to the Series D Preferred Shares in respect of the preferences as to distributions and payments on the liquidation, dissolution and winding up of the Corporation, an amount per Series D Preferred Share equal to the Original Issue Price of the applicable Series D Preferred Share plus accrued and unpaid dividends and interest thereon; provided that, if the Liquidation Funds are insufficient to pay the full amount due to the holders of Series D Preferred Shares and holders of any class ranking pari passu with the Series D Preferred Stock, then each holder of Series D Preferred Shares and such shares of any class ranking pari passu with the Series D Preferred Stock will receive a percentage of the Liquidation Funds equal to such holder's pro rata percentage of the full amount of Liquidation Funds payable to all holders of Series D Preferred Shares and such shares of any class ranking pari passu with the Series D Preferred Stock. The purchase or redemption by the Corporation of stock of any class, in any manner permitted by law, will not, for the purposes hereof, be regarded as a liquidation, dissolution or winding up of the Corporation.

         7.6.7 Preferred Rank. All shares of Common Stock and existing Preferred Stock (other than the Series A Preferred Stock, which will rank on parity with the Series D Preferred Stock with respect to distributions to which the holders of both series are entitled), will be of junior rank (for purposes of this
Section 7.6.7, "Junior Preferred Stock") to all Series D Preferred Shares with respect to the preferences as to distributions and payments upon the liquidation, dissolution and winding up of the Corporation. The rights of the shares of Common Stock and the Junior Preferred Stock will be subject to the preferences and relative rights of the Series D Preferred Shares. Without the prior express written consent of the holders of not less than two-thirds of the then outstanding Series D Preferred Shares, the Corporation shall not hereafter authorize or issue additional or other capital stock that is of senior rank to the Series D Preferred Shares in respect of the preferences as to distributions and payments upon the liquidation, dissolution and winding up of the Corporation. Without the prior express written consent of the holders of not less than two-thirds of the then outstanding Series D Preferred Shares, the Corporation shall not hereafter authorize or make any amendment to the Corporation's Charter or bylaws, or file any resolution of the board of directors of the Corporation with the Secretary of State of the State of Tennessee or enter into any agreement containing any provisions, that would adversely affect or otherwise impair the rights or relative priority of the holders of the Series D Preferred Shares relative to the holders of the Common Stock or the Junior Preferred Stock or the holders of any other class of capital stock. In the event of the merger or consolidation of the Corporation with or into another Person, the Series D Preferred Shares shall maintain their relative powers, designations and preferences provided for herein and no merger shall have a result inconsistent therewith.

         7.6.8 Vote to Change the Terms of or Issue Additional Preferred Shares. The affirmative vote at a meeting duly called for such purpose or the written consent without a meeting of the holders of not less than two-thirds of the then outstanding Series D Preferred Shares will be required for (a) any change to the Corporation's Charter that would amend, alter, change or repeal any of the powers, designations, preferences and rights of the Series D Preferred Shares and (b) the issuance of Series D Preferred Shares other than pursuant to the Preferred Share Purchase Agreement dated as of August 14, 2002 between the Corporation and The E.W. Scripps Company (the "Series D Purchase Agreement") and other than pursuant to Section 7.6.2.

         7.6.9 Lost or Stolen Certificates. Upon receipt by the Corporation of evidence reasonably satisfactory to the Corporation of the loss, theft, destruction or mutilation of any certificates representing the Series D Preferred Shares, and, in the case of loss, theft or destruction, of an indemnification undertaking by the holder to the Corporation in customary form and, in the case of mutilation, upon surrender and cancellation of such certificate(s), the Corporation shall execute and deliver new preferred stock certificate(s) of like tenor and date.

         7.6.10 Remedies, Characterizations, Other Obligations, Breaches and Injunctive Relief. The remedies provided in the Charter are cumulative and in addition to all other remedies available under the Charter, at law or in equity (including a decree of specific performance and/or other injunctive relief). No remedy contained herein will be deemed a waiver of compliance with the provisions giving rise to such remedy. Nothing herein will limit a holder's right to pursue actual damages for any failure by the Corporation to comply with the terms of the Charter. The Corporation covenants to each holder of Series D Preferred Shares that there will be no characterization concerning this instrument other than as expressly provided herein. Amounts set forth or provided for herein with respect to payments and the like (and the computation thereof) will be the amounts to be received by the holder thereof and will not, except as expressly provided herein, be subject to any other obligation of the Corporation (or the performance thereof). The Corporation acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the holders of the Series D Preferred Shares and that the remedy at law for any such breach may be inadequate. The Corporation therefore agrees that, in the event of any such breach or threatened breach, the holders of the Series D Preferred Shares will be entitled, in addition to all other available remedies, to an injunction restraining any breach, without the necessity of showing economic loss and without any bond or other security being required.

         7.6.11 Specific Will Not Limit General; Construction. No specific provision contained in the Charter will limit or modify any more general provision contained herein.

         7.6.12 Failure or Indulgence Not Waiver. No failure or delay on the part of a holder of Series D Preferred Shares in the exercise of any power, right or privilege hereunder will operate as a waiver thereof, nor will any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privilege.

         7.6.13 Notice. Whenever notice is required to be given under the Charter, unless otherwise provided herein, such notice will be given in accordance with the Series D Purchase Agreement.

         7.6.15 Number of Series D Preferred Shares. The Corporation shall not issue more than 5,000 Series D Preferred Shares.

         7.6.16 Reacquired Shares. Any Series D Preferred Shares purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and canceled promptly after the acquisition thereof. All such shares shall, upon their cancellation, become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

         4. This amendment was duly adopted by the Board of Directors of the Corporation on August 13, 2002. Under Section 48-16-102 of the Tennessee Code Annotated shareholder approval of this amendment is not required.

Dated: August 14, 2002

                                                     SHOP AT HOME, INC.

                                                     By:      /s/ Frank A Woods
                                                     Co-Chief Executive Officer

Attest:

  /s/ George J. Phillips
----------------------------
George J. Phillips
Executive Vice President & Secretary

Exhibit 4.13


                       PREFERRED SHARE PURCHASE AGREEMENT

                                     BETWEEN


                               SHOP AT HOME, INC.

                                       AND

                            THE E.W. SCRIPPS COMPANY

                              DATED AUGUST 14, 2002

TABLE OF CONTENTS



1.       PURCHASE AND SALE OF PREFERRED SHARES...............................3
         a.       Purchase of Shares.........................................3
         b.       Form of Payment............................................3
         c.       Closing Fee................................................3

2.       BUYER'S REPRESENTATIONS AND WARRANTIES..............................3
         a.       Investment Purpose.........................................3
         b.       Accredited Investor Status.................................3
         c.       Reliance on Exemptions.....................................3
         d.       Information................................................4
         e.       No Governmental Review.....................................4
         f.       Transfer or Resale.........................................4
         g.       Legends....................................................4
         h.       Authorization; Enforcement; Validity.......................5
         i.       Domicile...................................................5

3.       REPRESENTATIONS AND WARRANTIES OF SATH..............................5
         a.       Organization and Qualification.............................5
         b.       Authorization; Enforcement; Validity.......................5
         c.       Capitalization.............................................5
         d.       Issuance of Shares.........................................6
         e.       No Conflicts...............................................6
         f.       SEC Documents; Financial Statements........................7
         g.       Absence of Certain Changes.................................7
         h.       Absence of Litigation......................................7
         i.       No Undisclosed Events, Liabilities, Developments or
                        Circumstances........................................7
         j.       No General Solicitation....................................8
         k.       No Integrated Offering.....................................8
         l.       Employee Relations.........................................8
         m.       Intellectual Property Rights...............................8
         n.       Environmental Laws.........................................8
         o.       Title......................................................9
         p.       Insurance..................................................9
         q.       Regulatory Permits.........................................9
         r.       Internal Accounting Controls...............................9
         s.       No Materially Adverse Contracts, Etc.......................9
         t.       Tax Status.................................................10
         u.       Transactions With Affiliates...............................10
         v.       Application of Takeover Protections........................10
         w.       FCC Licenses; Operations of Licensed Facilities............10

4.       COVENANTS...........................................................11
         a.       Reasonable Best Efforts....................................11
         b.       Form D and Blue Sky........................................11
         c.       Filing of Form 8-K.........................................11
         d.       FCC Filings; Other Action..................................11

5.       POST CLOSING COVENANTS..............................................11
         a.       Reporting Status...........................................11
         b.       Financial Information......................................12

6.       CONDITIONS TO SATH'S OBLIGATION TO SELL.............................12

7.       CONDITIONS TO BUYER'S OBLIGATION TO PURCHASE........................12

8.       INDEMNIFICATION.....................................................13

9.       GOVERNING LAW; MISCELLANEOUS........................................14
         a.       Governing Law; Jurisdiction; Jury Trial....................14
         b.       Counterparts...............................................14
         c.       Headings...................................................14
         d.       Severability...............................................14
         e.       Entire Agreement; Amendments...............................14
         f.       Notices....................................................14
         g.       Successors and Assigns.....................................16
         h.       No Third Party Beneficiaries...............................16
         i.       Survival...................................................16
         j.       Further Assurances.........................................16
         k.       Placement Agent and Financial Advisors.....................16
         l.       No Strict Construction.....................................16
         m.       Remedies...................................................16
         n.       Payment Set Aside..........................................16

PREFERRED SHARE PURCHASE AGREEMENT

         THIS PREFERRED SHARE PURCHASE AGREEMENT, dated as of August 14, 2002 (this "Agreement"), is between Shop At Home, Inc., a Tennessee corporation, with headquarters located at 5388 Hickory Hollow Parkway, Antioch, Tennessee 37013 ("SATH"), and The E.W. Scripps Company, an Ohio corporation, with headquarters located at 312 Walnut Street, 28th Floor, Cincinnati, Ohio, or its designee ("Buyer").

WHEREAS:

         A. SATH and Buyer are executing and delivering this Agreement in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D ("Regulation D") as promulgated by the United States Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "1933 Act");

         B. SATH, pursuant to the terms of the Articles of Amendment to Amended and Restated Charter attached hereto as Exhibit A (the "Articles of Amendment"), intends to authorize a new series of its preferred stock, par value $10.00 per share, to be designated as SATH's Series D Senior Redeemable Preferred Stock (the "Series D Preferred Stock"); and

         C. Buyer wishes to purchase, upon the terms and conditions stated in this Agreement, 3,000 shares of the Series D
Preferred Stock (the "Shares").


         NOW THEREFORE, SATH and Buyer hereby agree as follows:

PURCHASE AND SALE OF PREFERRED SHARES.
Purchase of Shares. Subject to the satisfaction (or waiver) of the conditions set forth in Sections 6 and 7, SATH shall issue and sell to Buyer and Buyer shall purchase from SATH the Shares. The aggregate purchase price (the "Purchase Price") of the Shares to be paid upon consummation of such purchase will be $3,000,000.
Form of Payment. Buyer shall pay the Purchase Price to SATH for the Shares by wire transfer of immediately available funds in accordance with SATH's written wire instructions and SATH shall deliver to Buyer stock certificates (in denominations as Buyer shall request) (the "Stock Certificates") representing the Shares, duly executed on behalf of SATH and registered in the name of Buyer or its designee.
Closing Fee. Upon the closing under that certain Share Purchase Agreement dated August 14, 2002 between SATH and Scripps Networks, Inc., SATH shall pay Buyer a closing fee of $100,000.

BUYER'S REPRESENTATIONS AND WARRANTIES.  Buyer represents and warrants that:
Investment Purpose. Buyer is acquiring the Shares for its own account for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof, except pursuant to sales registered or exempted under the 1933 Act; provided, however, that by making the representations herein, Buyer does not agree to hold the Shares for any minimum or other specific term and reserves the right to dispose of the Shares at any time in accordance with or pursuant to a registration statement or an exemption pursuant to the 1933 Act.
Accredited Investor Status. Buyer is an "accredited investor" as that term is defined in Rule 501(a)(3) of Regulation D. Reliance on Exemptions. Buyer understands that the Shares are being offered and sold to it in reliance on specific exemptions from the registration requirements of the United States federal and state securities laws and that SATH is relying in part upon the truth and accuracy of, and Buyer's compliance with, the representations, warranties, agreements, acknowledgments and understandings of Buyer set forth in this Agreement in order to determine the availability of such exemptions and the eligibility of Buyer to acquire the Shares.
Information. Buyer and its advisors, if any, have been furnished with all materials relating to the business, finances and operations of SATH and materials relating to the offer and sale of the Shares as it has requested. Buyer and its advisors, if any, have been afforded the opportunity to ask questions of SATH. Neither such inquiries nor any other due diligence investigations conducted by Buyer or its advisors, if any, or its representatives will modify, amend or affect Buyer's right to rely on SATH's representations and warranties contained in Sections 3 and 9(m). Buyer understands that its investment in the Shares involves a high degree of risk. Buyer has sought such accounting, legal and tax advice as it has considered necessary to make an informed investment decision with respect to its acquisition of the Shares.
No Governmental Review. Buyer understands that no United States federal or state agency or any other government or governmental agency has passed on or made any recommendation or endorsement of the Shares or the fairness or suitability of the investment in the Shares nor have such authorities passed upon or endorsed the merits of the offering of the Shares. Transfer or Resale. Buyer understands that: (i) the Shares have not been and are not being registered under the 1933 Act or any state securities laws, and may not be offered for sale, sold, assigned or transferred unless (A) subsequently registered thereunder, (B) Buyer has delivered to SATH an opinion of counsel, in a generally acceptable form, to the effect that such Shares to be sold, assigned or transferred may be sold, assigned or transferred pursuant to an exemption from such registration, or (C) Buyer provides SATH with reasonable assurances that such Shares can be sold, assigned or transferred pursuant to Rule 144 promulgated under the 1933 Act (or a successor rule thereto) ("Rule 144"); (ii) any sale of the Shares made in reliance on Rule 144 may be made only in accordance with the terms of Rule 144, and further, if Rule 144 is not applicable, any resale of the Shares under circumstances in which the seller (or the person through whom the sale is made) may be deemed to be an underwriter (as that term is defined in the 1933 Act) may require compliance with some other exemption under the 1933 Act or the rules and regulations of the SEC thereunder; and (iii) neither SATH nor any other person is under any obligation to register the Shares under the 1933 Act or any state securities laws or to comply with the terms and conditions of any exemption thereunder. Notwithstanding the foregoing, the Shares may be pledged in connection with a bona fide margin account or other loan secured by the Shares. Legends. Buyer understands that the Stock Certificates will bear a restrictive legend in substantially the following form (and a stop-transfer order may be placed against transfer of such Stock Certificates): THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE STATE SECURITIES LAWS. THE SECURITIES MAY NOT BE OFFERED FOR SALE, SOLD, TRANSFERRED OR ASSIGNED (I) IN THE ABSENCE OF (A) AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE STATE SECURITIES LAWS OR (B) AN OPINION OF COUNSEL, IN A GENERALLY ACCEPTABLE FORM, THAT REGISTRATION IS NOT REQUIRED UNDER SAID ACT OR APPLICABLE STATE SECURITIES LAWS OR (II) UNLESS SOLD PURSUANT TO RULE 144 UNDER SAID ACT. NOTWITHSTANDING THE FOREGOING, THE SECURITIES MAY BE PLEDGED IN CONNECTION WITH A BONA FIDE MARGIN ACCOUNT OR OTHER LOAN SECURED BY THE SECURITIES.
SATH shall remove the foregoing legend and shall issue a Stock Certificate without such legend to the holder of the Shares upon which it is stamped, if, unless otherwise required by state securities laws, (i) such Shares are registered for resale under the 1933 Act, (ii) in connection with a sale transaction, such holder provides SATH with an opinion of counsel, in a generally acceptable form, to the effect that a public sale, assignment or transfer of the Shares may be made without registration under the 1933 Act, or
(iii) such holder provides SATH with reasonable assurances that the Shares can be sold pursuant to Rule 144 without any restriction as to the number of securities acquired as of a particular date that can then be immediately sold. Authorization; Enforcement; Validity. This Agreement has been duly and validly authorized, executed and delivered on behalf of Buyer and is the valid and binding agreement of Buyer enforceable against Buyer in accordance with its terms. Domicile. Buyer is domiciled in the United States of America in the State of Ohio. REPRESENTATIONS AND WARRANTIES OF SATH. SATH represents and warrants to Buyer that: Organization and Qualification. SATH and its "Subsidiaries" (which for purposes of this Agreement has the meaning set forth in Regulation S-X promulgated under the 1933 Act) are duly organized and validly existing in good standing under the laws of the jurisdiction in which they are organized, and have the requisite power and authority to own their properties and to carry on their business as now being conducted. Each of SATH and its Subsidiaries is duly qualified as a foreign corporation to do business and is in good standing in every jurisdiction in which its ownership of property or the nature of the business conducted by it makes such qualification necessary, except to the extent that the failure to be so qualified or be in good standing would not have a Material Adverse Effect. As used in this Agreement, "Material Adverse Effect" means any material adverse effect on the business, properties, assets, operations, results of operations, financial condition or prospects of SATH and its Subsidiaries, if any, taken as a whole, or on the transactions contemplated by this Agreement and the Articles of Amendment and each of the other agreements and instruments entered into or to be entered into by the parties in connection with the transactions contemplated by this Agreement (collectively, the "Transaction Documents"), or on SATH's authority or ability to perform its obligations under the Transaction Documents. SATH has no Subsidiaries except as set forth on Schedule 3(a).
Authorization; Enforcement; Validity. SATH has the requisite corporate power and authority to enter into and perform its obligations under this Agreement or any of the other Transaction Documents, and to issue the Shares in accordance with the terms hereof and thereof. The execution, delivery and performance of each of the Transaction Documents by SATH, and the consummation of SATH's obligation hereunder and thereunder, have been duly authorized by SATH's Board of Directors and no further consent or authorization is required by SATH, its Board of Directors or its stockholders. This Agreement and the other Transaction Documents to which SATH is party have been duly executed and delivered by SATH. This Agreement and the other Transaction Documents to which SATH is a party constitute the valid and binding obligations of SATH enforceable against SATH in accordance with their terms. Capitalization. As of the date hereof, the authorized capital stock of SATH consists of (i) 100,000,000 shares of Common Stock, of which as of the date hereof 41,956,747 shares are issued and outstanding, 6,211,750 shares are reserved for issuance pursuant to SATH's stock option and purchase plans and 2,000,000 shares are issuable and reserved for issuance pursuant to securities exercisable or exchangeable for, or convertible into, shares of Common Stock, (ii) 30,000,000 shares of non-voting common stock, par value $0.0025 per share, of which as of the date hereof none are issued and outstanding, and (iii) 1,000,000 shares of preferred stock, par value $10.00 per share, of which as of the date hereof (A) 140,000 shares are designated as Series A Preferred Stock of which 5,015 shares are outstanding, (B) 2,000 shares are designated as Series B Preferred Stock of which no shares are outstanding,
(C) 10,000 shares are designated as Series C Preferred Stock of which no shares are issued and outstanding and (D) 5,000 shares are designated as Series D Preferred Stock of which no shares are issued and outstanding. All of such outstanding shares have been, or upon issuance will be, validly issued and are fully paid and nonassessable. Except as disclosed in Schedule 3(c), (i) no shares of SATH's capital stock are subject to preemptive rights or any other similar rights or any liens or encumbrances suffered or permitted by SATH; (ii) there are no outstanding debt securities issued by SATH; (iii) there are no outstanding options, warrants, scrips, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of SATH or any of its Subsidiaries, or contracts, commitments, understandings or arrangements by which SATH or any of its Subsidiaries is or may become bound to issue additional shares of capital stock of SATH or any of its Subsidiaries or options, warrants, scrips, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of SATH or any of its Subsidiaries; (iv) there are no agreements or arrangements under which SATH or any of its Subsidiaries is obligated to register the sale of any of their securities under the 1933 Act; (v) there are no outstanding securities or instruments of SATH or any of its Subsidiaries that contain any redemption or similar provisions, and there are no contracts, commitments, understandings or arrangements by which SATH or any of its Subsidiaries is or may become bound to redeem a security of SATH or any of its Subsidiaries; (vi) there are no securities or instruments containing anti-dilution or similar provisions that will be triggered by the issuance of the Shares as described in this Agreement; and (vii) SATH does not have any stock appreciation rights or "phantom stock" plans or agreements or any similar plan or agreement. SATH has furnished to Buyer complete and accurate copies of SATH's Charter, as amended and as in effect on the date hereof (the "Charter"), and SATH's By-laws, as amended and as in effect on the date hereof (the "By-laws"), and the terms of all securities convertible into or exercisable or exchangeable for Common Stock or other capital stock of SATH and the material rights of the holders thereof in respect thereto. Issuance of Shares. The Shares are duly authorized and, upon issuance in accordance with the terms hereof, will be duly and validly designated, authorized and issued, fully paid and non-assessable and not subject to preemptive rights, and the owner of such shares will acquire good title thereto, free and clear of all liens and encumbrances (other than any lien or encumbrance created by such owner) and will be entitled to the rights and preferences set forth in this Agreement and the other Transaction Documents applicable thereto. Assuming the accuracy of Buyer's representations and warranties set forth in Section 2, SATH's issuance of the Shares to Buyer is exempt from registration under the 1933 Act.
No Conflicts. Except as disclosed on Schedule 3(e), the execution and delivery of this Agreement and Transaction Documents to which it is a party by SATH, the performance by SATH of its obligations hereunder and thereunder and the consummation by SATH of the transactions contemplated hereby and thereby will not (i) result in a violation of the Charter or the By-laws; (ii) conflict with, or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any material agreement, indenture or instrument to which SATH or any of its Subsidiaries is a party; or (iii) result in a violation of any law, rule, regulation, order, judgment or decree (including federal and state securities laws and regulations and the rules and regulations of Nasdaq) applicable to SATH or any of its Subsidiaries or by which any property or asset of SATH or any of its Subsidiaries is bound or affected. Neither SATH nor its Subsidiaries is in violation of any term of the Charter or By-laws or their organizational charters or by-laws, respectively. Except as disclosed in Schedule 3(e), neither SATH nor any of its Subsidiaries is in violation of any term of or in default under any contract, agreement, mortgage, indebtedness, indenture, instrument, judgment, decree or order or any statute, rule or regulation applicable to SATH or its Subsidiaries, except where such violations and defaults would not result, either individually or in the aggregate, in a Material Adverse Effect. The business of SATH and its Subsidiaries is not being conducted, and shall not be conducted, in violation of any law, ordinance or regulation of any governmental entity, except where such violations would not result, either individually or in the aggregate, in a Material Adverse Effect. Except as specifically contemplated by this Agreement and as required pursuant to the 1933 Act, SATH is not required to obtain any consent, authorization or order of, or make any filing or registration with, any court or governmental agency or any regulatory or self-regulatory agency in order for it to execute, deliver or perform any of its obligations pursuant to or contemplated by the Transaction Documents or to perform its obligations pursuant to the Articles of Amendment in accordance with the terms hereof or thereof. SATH and its Subsidiaries are unaware of any facts or circumstances that might give rise to any of the foregoing. SATH is not in violation of the listing requirements of Nasdaq and has no actual knowledge of any facts that would reasonably lead to delisting or suspension of the Common Stock by Nasdaq in the foreseeable future.
SEC Documents; Financial Statements. Since June 30, 1997, SATH has filed all reports, schedules, forms, statements and other documents required to be filed by it with the SEC pursuant to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "1934 Act") (all of the foregoing filed prior to the date hereof and all exhibits included therein and financial statements and schedules thereto and documents incorporated by reference therein being hereinafter referred to as the "SEC Documents"). A complete list of SATH's SEC Documents is set forth on Schedule 3(f). As of their respective dates, the SEC Documents complied in all material respects with the requirements of the 1934 Act and the rules and regulations of the SEC promulgated thereunder applicable to the SEC Documents. None of the SEC Documents, at the time they were filed with the SEC, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. As of their respective dates, the financial statements of SATH included in the SEC Documents complied as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC with respect thereto. Such financial statements have been prepared in accordance with generally accepted accounting principles, consistently applied, during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto, or (ii) in the case of unaudited interim statements, to the extent they may exclude footnotes or may be condensed or summary statements) and fairly present in all material respects the financial position of SATH as of the dates thereof and the results of its operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments). No other information provided by or on behalf of SATH to Buyer that is not included in the SEC Documents, including, without limitation, information referred to in
Section 2(d), contains any untrue statement of a material fact or omits to state any material fact necessary in order to make the statements therein, in the light of the circumstance under which they are or were made, not misleading. Absence of Certain Changes. Except as disclosed in Schedule 3(g), since June 30, 2001, there has been no material adverse change and no material adverse development in the business, properties, assets, operations, results of operations, financial conditions, or prospects of SATH or its Subsidiaries. SATH has not taken any steps, and does not currently expect to take any steps, to seek protection pursuant to any bankruptcy law nor does SATH or any of its Subsidiaries have any knowledge or reason to believe that its creditors intend to initiate involuntary bankruptcy proceedings or any actual knowledge of any fact that would reasonably lead a creditor to do so. Except as disclosed in
Schedule 3(g), since June 30, 2001, SATH has not declared or paid any dividends, sold any assets, individually or in the aggregate, in excess of $50,000 outside of the ordinary course of business or had capital expenditures, individually or in the aggregate, in excess of $50,000.
Absence of Litigation. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the best knowledge of SATH or any of its Subsidiaries, threatened against or affecting SATH, the Shares, any of SATH's Subsidiaries or any of SATH's or SATH's Subsidiaries' officers or directors in their capacities as such, except as expressly set forth in Schedule 3(h). Except as set forth in Schedule 3(h), to the best knowledge of SATH none of the directors or officers of SATH has been involved in securities related litigation during the past five years.
No Undisclosed Events, Liabilities, Developments or Circumstances. Except for the issuance of the Shares as contemplated by this Agreement, no event, liability, development or circumstance has occurred or exists, or is contemplated to occur, with respect to SATH or its Subsidiaries or their respective business, properties, prospects, operations or financial condition, that would be required to be disclosed by SATH under applicable securities laws on a registration statement on Form S-3 (including information permitted to be incorporated by reference therein) filed with the SEC relating to an issuance and sale by SATH of its Common Stock and that has not been publicly disclosed. No General Solicitation. Neither SATH, nor any of its affiliates, nor any person acting on its or their behalf, has engaged in any form of general solicitation or general advertising (within the meaning of Regulation D under the 1933 Act) in connection with the offer or sale of the Shares.
No Integrated Offering. Neither SATH, nor any of its affiliates, nor any person acting on its or their behalf has, directly or indirectly, made any offers or sales of any security or solicited any offers to buy any security, under circumstances that would require registration of the issuance by SATH of any of the Shares under the 1933 Act or cause this offering of the Shares to be integrated with prior offerings by SATH for purposes of the 1933 Act or any applicable stockholder approval provisions, including, without limitation, under the rules and regulations of Nasdaq, nor will SATH or any of its Subsidiaries take any action or steps that would require registration of the issuance by SATH of any of the Shares under the 1933 Act or cause the offering of the Shares to be integrated with other offerings.
Employee Relations. Neither SATH nor any of its Subsidiaries is involved in any union labor dispute nor, to the knowledge of SATH or any of its Subsidiaries, is any such dispute threatened. None of SATH's or its Subsidiaries' employees is a member of a union which relates to such employee's relationship with SATH, neither SATH nor any of its Subsidiaries is a party to a collective bargaining agreement, and SATH and its Subsidiaries believe that their relations with their employees are good. No executive officer (as defined in Rule 501(f) of the 1933
Act) has notified SATH that such officer intends to leave SATH or otherwise terminate such officer's employment with SATH. Except as set forth on Schedule 3(l), no executive officer, to the best knowledge of SATH and its Subsidiaries, is, or is now expected to be, in violation of any material term of any employment contract, confidentiality, disclosure or proprietary information agreement, non-competition agreement, or any other contract or agreement or any restrictive covenant, and the continued employment of each such executive officer does not subject SATH or any of its Subsidiaries to any liability with respect to any of the foregoing matters.
Intellectual Property Rights. SATH and its Subsidiaries own or possess adequate rights or licenses to use all trademarks, trade names, service marks, service mark registrations, service names, patents, patent rights, copyrights, inventions, licenses, approvals, governmental authorizations, trade secrets and other intellectual property rights (collectively, Intellectual Property Rights) necessary to conduct their respective businesses as now conducted, except where the failure to own or possess such rights would not result, either individual or in the aggregate, in a Material Adverse Effect. Except as set forth on Schedule 3(m), none of SATH's Intellectual Property Rights (other than licenses for commercially available software) have expired or terminated, or are expected to expire or terminate within two years from the date of this Agreement, except where such expiration or termination would not result, either individually or in the aggregate, in a Material Adverse Effect. SATH and its Subsidiaries do not have any knowledge of any infringement by SATH or its Subsidiaries of any Intellectual Property Rights of others, or of any development of similar or identical trade secrets or technical information by others and, except as set forth on Schedule 3(m), there is no claim, action or proceeding being made or brought against, or to SATH's knowledge, being threatened against, SATH or its Subsidiaries regarding its Intellectual Property Rights; and SATH and its Subsidiaries are unaware of any facts or circumstances that might give rise to any of the foregoing, except where any of the foregoing would not result, either individually or in the aggregate, in a Material Adverse Effect. SATH and its Subsidiaries have taken reasonable security measures to protect the secrecy, confidentiality and value of all of their intellectual properties.
Environmental Laws. Except as set forth on Schedule 3(n) SATH and its Subsidiaries (i) are in compliance with any and all applicable foreign, federal, state and local laws and regulations relating to the protection of human health and safety, the environment or hazardous or toxic substances or wastes, pollutants or contaminants ("Environmental Laws"), (ii) have received all permits, licenses or other approvals required of them under applicable Environmental Laws to conduct their respective businesses and (iii) are in compliance with all terms and conditions of any such permit, license or approval except where, in each of the foregoing cases, the failure to so comply would not result, either individually or in the aggregate, in a Material Adverse Effect. Title. SATH and its Subsidiaries have good and marketable title in fee simple to all real property and good and marketable title to all personal property owned by them or any of them that is material to the business of SATH or any Subsidiary, in each case free and clear of all liens, encumbrances and defects except as described in Schedule 3(o) and those liens, encumbrances or defects that do not materially affect the value of such property and do not interfere with the use and proposed use of such property by SATH or any Subsidiary. Any real property or facility held under lease by SATH or any Subsidiary is held by SATH or such Subsidiary under a valid, subsisting and enforceable lease with such exceptions as are not material and do not interfere with the use and proposed use of such property and facility by SATH or any Subsidiary.
Insurance. SATH and each of its Subsidiaries are insured by insurers of recognized financial responsibility against such losses and risks and in such amounts as SATH's management believes to be prudent and customary in the businesses in which SATH and its Subsidiaries are engaged. Neither SATH nor any such Subsidiary has been refused any insurance coverage sought or applied for and neither SATH nor any such Subsidiary has any reason to believe that it will not be able to renew its existing insurance coverage as and when such coverage expires or to obtain similar coverage from similar insurers as may be necessary to continue its business at a cost that would not have a Material Adverse Effect, taken as a whole.
Regulatory Permits. SATH and its Subsidiaries possess all certificates, authorizations and permits issued by the appropriate federal, state or foreign regulatory authorities necessary to conduct their respective businesses, except the absence of which would not result, either individually or in the aggregate, in a Material Adverse Effect. Neither SATH nor any such Subsidiary has received any notice of proceedings relating to the revocation or modification of any such certificate, authorization or permit. Internal Accounting Controls. SATH and each of its Subsidiaries maintain a system of internal accounting controls sufficient to provide reasonable assurance that (i) transactions are executed in accordance with management's general or specific authorizations, (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain asset accountability, (iii) access to assets is permitted only in accordance with management's general or specific authorization and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.
No Materially Adverse Contracts, Etc. Neither SATH nor any of its Subsidiaries is subject to any charter, corporate or other legal restriction, or any judgment, decree, order, rule or regulation that in the judgment of SATH's officers has or is expected in the future to have a Material Adverse Effect. Neither SATH nor any of its Subsidiaries is a party to any contract or agreement that in the judgment of SATH's officers has or is expected to have a Material Adverse Effect. SATH has made available to Buyer true and correct copies of all contracts, leases, restrictions, agreements, instruments and commitments to which SATH or any Subsidiary is a party or by which its properties are bound (i) which provides a benefit to SATH and SATH Subsidiaries of, or commits SATH or any Subsidiary to expend, $500,000 or more (or, in the case of any agreement with any customer of SATH or any Subsidiary, $50,000 or more), (ii) which if breached by any party thereto would result in liability or loss to SATH and SATH Subsidiaries of $500,000 or more (or in the case of any agreement with any customer of SATH or any Subsidiary, $50,000 or more) or (iii) which provides for the distribution of programming of SATH to more than 250,000 FTE Subscribers (as hereinafter defined) by any Distribution System (as hereinafter defined) (collectively, the "Material Agreements"). Each Material Agreement is valid, binding, in full force and effect and enforceable by SATH or the relevant Subsidiary in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors generally and by general equitable principles. Except as disclosed in Schedule 3(s), SATH and SATH Subsidiaries have performed all material obligations required to be performed by them to date under the Material Agreements and they are not (with or without the lapse of time or the giving of notice, or both) in breach or default in any material respect thereunder and, to the knowledge of SATH, no other party to any of the Material Agreements is (with or without the lapse of time or the giving of notice, or both) in breach or default in any material respect thereunder.
Tax Status. Each of SATH and each of its Subsidiaries (i) has made or filed all federal and state income and all other tax returns, reports and declarations required by any jurisdiction to which it is subject (unless and only to the extent that SATH and each of its Subsidiaries has set aside on its books provisions reasonably adequate for the payment of all unpaid and unreported taxes), (ii) has paid all taxes and other governmental assessments and charges due, except those being contested in good faith and for which SATH has made appropriate reserves on its books, and (iii) has set aside on its books provisions reasonably adequate for the payment of all taxes for periods subsequent to the periods to which the returns, reports or declarations referred to in clause (i) apply. There are no unpaid taxes in any material amount claimed to be due by the taxing authority of any jurisdiction, and the officers of SATH know of no basis for any such claim, except those being contested in good faith and for which SATH has made appropriate reserves on its books.
Transactions With Affiliates. Except as set forth on Schedule 3(u) and in the SEC Documents filed at least ten days prior to the date hereof, and other than the grant of stock options disclosed on Schedule 3(c), none of the officers, directors or employees of SATH is presently a party to any transaction with SATH or any of its Subsidiaries (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any such officer, director or employee or, to the knowledge of SATH, any corporation, partnership, trust or other entity in which any such officer, director, or employee has a substantial interest or is an officer, director, trustee or partner.
Application of Takeover Protections. SATH, its board of directors and its shareholders have taken all necessary action, if any, in order to render inapplicable any control share acquisition, business combination, poison pill (including any distribution under a rights agreement) or other similar anti-takeover provision under the Charter or the laws of Tennessee that is or could become applicable to Buyer as a result of the transactions contemplated by this Agreement, including, without limitation, SATH's issuance of the Shares and Buyer's ownership of the Shares.
FCC Licenses; Operations of Licensed Facilities. SATH and its Subsidiaries have operated the television stations for which SATH and any of its Subsidiaries hold licenses from the Federal Communications Commission ("FCC"), in each case which are owned or operated by SATH and its Subsidiaries (the "Licensed Facilities"), in material compliance with the terms of the licenses issued by the FCC to SATH and its Subsidiaries (the "FCC Licenses"), and in material compliance with the Communications Act of 1934, as amended (the "Communications Act"), except where the failure to do so could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect on SATH. SATH has, and each of its Subsidiaries has, timely filed or made all applications, reports and other disclosures required by the FCC to be made with respect to Licensed Facilities and has timely paid all FCC regulatory fees with respect thereto, except where the failure to do so could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect on SATH. SATH and each of its Subsidiaries have, and are the authorized legal holders of, all FCC Licenses necessary or used in the operation of the businesses of Licensed Facilities as presently operated. All FCC Licenses are validly held and are in full force and effect, unimpaired by any act or omission of SATH, any of its Subsidiaries (or, to SATH's knowledge, their respective predecessors) or their respective officers, employees or agents, except where such impairments could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect on SATH. Except as set forth on Schedule 3(w), no application, action or proceeding is pending for the renewal of any FCC License and, to SATH's knowledge, there is not before the FCC any material investigation, proceeding, notice of violation or order of forfeiture relating to any Licensed Facility that, if adversely determined, could reasonably be expected to have a Material Adverse Effect on SATH, and SATH has no knowledge of any basis that could reasonably be expected to cause the FCC not to renew any FCC License (other than proceedings to amend FCC rules or the Communications Act of general applicability to the television broadcast industry). There is not pending and, to SATH's knowledge, there is not threatened, any action by or before the FCC to revoke, suspend, cancel, rescind, fail to renew, or modify in any material respect any FCC License that, if adversely determined, could reasonably be expected to have a Material Adverse Effect on SATH (other than proceedings to amend FCC rules or the Communications Act of general applicability to the television broadcast industry). The representations and warranties contained in this Section 3(x) are made as of the date hereof. COVENANTS.
Reasonable Best Efforts. Each party shall use its reasonable best efforts to timely satisfy each of the conditions to be satisfied by it as provided in Sections 6 and 7. Form D and Blue Sky. SATH shall file a Form D with respect to the Shares as required under Regulation D and provide a copy thereof to Buyer promptly after such filing. SATH shall take such action as SATH reasonably determines is necessary in order to obtain an exemption for or to qualify the Shares for sale to Buyer under applicable securities laws of the states of the United States, and shall provide evidence of any such action so taken to Buyer. SATH shall make all filings and reports relating to the offer and sale of the Shares required under applicable securities laws of the states of the United States.
Filing of Form 8-K. On or before the second Business Day following the date hereof SATH shall file a Current Report on Form 8-K with the SEC describing the terms of the transactions contemplated by the Transaction Documents and including as exhibits to such Form 8-K this Agreement and the Articles of Amendment in the form required by the 1934 Act.
FCC Filings; Other Action. SATH and Buyer shall (i) promptly make any submissions required under the FCC's Rules or the Communications Act or requested by the FCC or its staff; (ii) use reasonable efforts to cooperate with one another in (A) determining whether any filings are required to be made with, or consents, authorizations or approvals are required to be obtained from, the FCC in connection with the execution, delivery and performance of the Transaction Documents, and (B) timely making all such filings and timely seeking all such consents, authorizations or approvals; and (iii) take, or cause to be taken, all other actions and do, or cause to be done, all other things necessary, proper or advisable to consummate and make effective the transactions contemplated hereby, including, without limitation, taking or undertaking all such further action as may be necessary to resolve such objections, if any, as the FCC may assert under communications laws with respect to the transactions contemplated hereby.
         e. Public Statements. Before any party or any Affiliate of such party releases any information concerning this Agreement or the other agreements and documents executed or to be executed in connection herewith, or any other matters contemplated hereby or thereby, which is intended for or may result in public dissemination thereof, such party shall cooperate with the other parties, shall furnish drafts of all documents or proposed oral statements to the other parties, provide the other parties the opportunity to review and comment upon any such documents or statements and shall not release or permit release of any such information without the consent of the other parties, except to the extent required by applicable law or the rules of any securities exchange or automated quotation system on which its securities or those of its Affiliate are traded.

         f. Use of Proceeds. SATH shall use the proceeds from the Purchase Price solely in connection with the business of the its home shopping cable television network and interactive web-based business called the Shop At Home Network and for no other purpose whatsoever.

POST CLOSING COVENANTS
Reporting Status. Until the later of (i) the date that is one year after the date as of which Buyer may sell all of the Shares without restriction pursuant to Rule 144(k) promulgated under the 1933 Act (or successor thereto) or (ii) April 15, 2005 (the "Reporting Period"), SATH shall file all reports required to be filed with the SEC pursuant to the 1934 Act, and SATH shall not terminate its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would otherwise permit such termination.

Financial Information. SATH shall send the following to Buyer during the Reporting Period: (i) within two days after the filing thereof with the SEC, a copy of its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K and any registration statements (other than on Form S-8) or amendments filed pursuant to the 1933 Act, provided that if any such report is filed with the SEC through EDGAR then notice of such filing will be sufficient; (ii) on the same day as the release thereof, facsimile copies or email copies of all press releases issued by SATH or any of its Subsidiaries; and (iii) copies of any notices and other information made available or given to the stockholders of SATH generally, contemporaneously with the making available or giving thereof to the stockholders.
CONDITIONS TO SATH'S OBLIGATION TO SELL. The obligation of SATH to issue and sell the Shares to Buyer is subject to the satisfaction of each of the following conditions, provided that these conditions are for SATH's sole benefit and may be waived by SATH at any time in its sole discretion by providing Buyer with prior written notice thereof:
a. The Secretary of State of the State of Tennessee shall have accepted the Articles of Amendment for filing upon submission thereof by SATH.
b. Buyer shall have delivered to SATH the Purchase Price for the Shares by wire transfer of immediately available funds pursuant to the wire instructions provided by SATH.
c. The representations and warranties of Buyer shall be true and correct and Buyer shall have performed, satisfied and complied with the covenants, agreements and conditions required by the Transaction Documents to be performed, satisfied or complied with by Buyer at or prior to the date hereof.
d. No temporary restraining order, preliminary or permanent injunction or other order issued by any U.S. federal or state court of competent jurisdiction or other material legal restraint or prohibition issued or promulgated by a U.S. federal or state governmental entity preventing the consummation of any of the transactions contemplated by this Agreement shall be in effect and there shall not be any U.S. federal or state law or regulation enacted or deemed applicable to any of the transactions contemplated by this Agreement that makes consummation of such transactions illegal.
CONDITIONS TO BUYER'S OBLIGATION TO PURCHASE. The obligation of Buyer to purchase the Shares from SATH is subject to the satisfaction of each of the following conditions, provided that these conditions are for Buyer's sole benefit and may be waived by Buyer at any time in its sole discretion by providing SATH with prior written notice thereof:
a. The Secretary of State of the State of Tennessee shall have accepted the Articles of Amendment for filing upon submission by SATH, and SATH shall have delivered to Buyer a copy thereof as filed, certified by the Secretary of State of the State of Tennessee. b. The representations and warranties of SATH shall be true and correct and SATH shall have performed, satisfied and complied with the covenants, agreements and conditions required by the Transaction Documents to be performed, satisfied or complied with by SATH at or prior to the date hereof.
c.Buyer shall have received the opinion of Bone McAllester Norton PLLC, in form, scope and substance set forth in Exhibit B attached to and made part hereof.
d.SATH shall have executed and delivered to Buyer the Stock Certificates (in such denominations as Buyer shall request).
e.SATH's Board of Directors shall have adopted resolutions  consistent with
Section 3(b) and in a form reasonably  acceptable to Buyer (the "Resolutions").

f. SATH shall have delivered to Buyer a certificate evidencing the incorporation and good standing of SATH issued by the Secretary of State of Tennessee as of a date within ten days of the date hereof. g. SATH shall have delivered to Buyer a copy of its Amended and Restated Charter, as amended (the "Charter"), certified as a true and complete by the Secretary of State of the State of Tennessee as of a date within ten days of the date hereof. h. SATH shall have delivered to Buyer a secretary's certificate certifying as to the authenticity of the copies of (A) the Resolutions, (B) the Charter and (C) the By-laws, each as in effect at the date hereof, attached thereto. i. SATH shall have made all filings under all applicable federal and state securities laws necessary to consummate the issuance of the Shares pursuant to this Agreement in compliance with such laws.
         j. No temporary restraining order, preliminary or permanent injunction or other order issued by any U.S. federal or state court of competent jurisdiction or other material legal restraint or prohibition issued or promulgated by a U.S. federal or state governmental entity preventing the consummation of any of the transactions contemplated by this Agreement shall be in effect and there shall not be any U.S. federal or state law or regulation enacted or deemed applicable to any of the transactions contemplated by this Agreement that makes consummation of such transactions illegal.
         k. SATH shall have delivered to Buyer such other documents relating to the transaction contemplated by the Transaction
Documents as Buyer or its counsel may reasonably request.
INDEMNIFICATION.
a. In consideration of Buyer's execution and delivery of the Transaction Documents and acquiring the Shares thereunder and in addition to all of SATH's other obligations under the Transaction Documents, SATH shall defend, protect, indemnify and hold harmless Buyer and each other holder of the Shares and all of their stockholders, partners, members, officers, directors, employees and direct or indirect investors and any of the foregoing persons' agents or other representatives (including, without limitation, those retained in connection with the transactions contemplated by this Agreement) (collectively, the "Buyer Indemnitees") from and against any and all actions, causes of action, suits, claims, losses, costs, penalties, fees, liabilities and damages, and expenses in connection therewith (irrespective of whether any such Buyer Indemnitee is a party to the action for which indemnification hereunder is sought), and including reasonable attorneys' fees and disbursements (the "Buyer Indemnified Liabilities"), incurred by any Buyer Indemnitee as a result of, or arising out of, or relating to (a) any misrepresentation or breach of any representation or warranty made by SATH in the Transaction Documents or any other certificate, instrument or document contemplated hereby or thereby, (b) any breach of any covenant, agreement or obligation of SATH contained in the Transaction Documents or any other certificate, instrument or document contemplated hereby or thereby, or (c) any cause of action, suit or claim brought or made against such Buyer Indemnitee (other than a cause of action, suit or claim that is brought or made by SATH and is not a stockholder derivative suit) and arising out of or resulting from the execution, delivery, performance or enforcement of the Transaction Documents or any other certificate, instrument or document contemplated hereby or thereby or any transaction financed or to be financed in whole or in part, directly or indirectly, with the proceeds of the issuance of the Shares. To the extent that the foregoing undertaking by SATH is unenforceable for any reason, SATH shall make the maximum contribution to the payment and satisfaction of each of the Buyer Indemnified Liabilities that is permissible under applicable law.
b. In consideration of SATH's performance hereunder, Buyer shall defend, protect, indemnify and hold harmless SATH and all of its stockholders, directors, and employees and any of the foregoing persons' agents or other representatives (including, without limitation, those retained in connection with the transactions contemplated by this Agreement) (collectively, the "SATH Indemnitees") from and against any and all actions, causes of action, suits, claims, losses, costs, penalties, fees, liabilities and damages, and expenses in connection therewith, and including reasonable attorneys' fees and disbursements (the "SATH Indemnified Liabilities"), incurred by any SATH Indemnitee as a result of, or arising out of, or relating to any misrepresentation or breach of any representation or warranty made by Buyer in this Agreement.
GOVERNING LAW; MISCELLANEOUS.
Governing Law; Jurisdiction; Jury Trial. All questions concerning the construction, validity, enforcement and interpretation of this Agreement will be governed by the internal laws of the State of Tennessee, without giving effect to any choice of law or conflict of law provision or rule (whether of the State of Tennessee or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Tennessee. Notwithstanding the choice of law provisions hereof, each party hereby irrevocably submits to the non-exclusive jurisdiction of the state and federal courts sitting in the City of Cincinnati, Ohio, for the adjudication of any dispute hereunder or in connection herewith or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is brought in an inconvenient forum or that the venue of such suit, action or proceeding is improper. Each party hereby irrevocably waives personal service of process and consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address for such notices to it under this Agreement and agrees that such service will constitute good and sufficient service of process and notice thereof. Nothing contained herein will be deemed to limit in any way any right to serve process in any manner permitted by law. EACH PARTY HEREBY IRREVOCABLY WAIVES ANY RIGHT IT MAY HAVE, AND AGREES NOT TO REQUEST, A JURY TRIAL FOR THE ADJUDICATION OF ANY DISPUTE HEREUNDER OR IN CONNECTION HEREWITH OR ARISING OUT OF THIS AGREEMENT OR ANY TRANSACTION CONTEMPLATED HEREBY. Counterparts. This Agreement may be executed in two or more identical counterparts, all of which will be considered one and the same agreement and will become effective when counterparts have been signed by each party and delivered to the other party; provided that a facsimile signature will be considered due execution and will be binding upon the signatory thereto with the same force and effect as if the signature were an original, not a facsimile signature.
Headings. The headings of this Agreement are for convenience of reference and will not form part of, or affect the interpretation of, this Agreement. Severability. If any provision of this Agreement is invalid or unenforceable in any jurisdiction, such invalidity or unenforceability will not affect the validity or enforceability of the remainder of this Agreement in that jurisdiction or the validity or enforceability of any provision of this Agreement in any other jurisdiction.
Entire Agreement; Amendments. This Agreement supersedes all other prior oral or written agreements between Buyer, SATH, their affiliates and persons acting on their behalf with respect to the matters discussed herein, and this Agreement and the instruments referenced herein contain the entire understanding of the parties with respect to the matters covered herein and therein and, except as specifically set forth herein or therein, neither SATH nor Buyer makes any representation, warranty, covenant or undertaking with respect to such matters. No provision of this Agreement may be amended other than by an instrument in writing signed by SATH and the holders of at least two-thirds of the Series D Preferred Stock. No provision hereof may be waived other than by an instrument in writing signed by the party against whom enforcement is sought. No such amendment will be effective to the extent that it applies to less than all of the holders of the Series D Preferred Stock then outstanding.
Notices. Any notices, consents, waivers or other communications required or permitted to be given pursuant to this Agreement must be in writing and will be deemed to have been delivered: (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile (provided confirmation of transmission is mechanically or electronically generated and kept on file by the sending party); or (iii) one Business Day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same. The addresses and facsimile numbers for such communications shall be:
If to SATH: Shop At Home, Inc.
5388 Hickory Hollow Parkway
Antioch, Tennessee 37013
Telephone: (615) 263-8000
Facsimile: (615) 263-8911
Attention: George J. Phillips,
Executive Vice President and General Counsel

With a copy to: Bone McAllester Norton PLLC
424 Church Street, Suite 900
Nashville, Tennessee 37219
Telephone: (615) 238-6300
Facsimile: (615) 238-6301
Attention: Charles W. Bone, Esq.

If to the Buyer: The E.W. Scripps Company
312 Walnut Street, 28th Floor
Cincinnati, Ohio 45202
Telephone: (513) 977-3997
Facsimile: (513) 977-3024
Attention: Timothy Peterman,
Vice President Corporate Development

With a copy to: Baker & Hostetler LLP
312 Walnut Street, Suite 2650
Cincinnati, Ohio 45202-4074
Telephone: (513) 929-3400
Facsimile: (513) 929-0303
Attention: William Appleton, Esq.

or at such other address and/or facsimile number and/or to the attention of such other person as the recipient party has specified by written notice given to each other party five days prior to the effectiveness of such change. Written confirmation of receipt (I) given by the recipient of such notice, consent, waiver or other communication, (II) mechanically or electronically generated by the sender's facsimile machine containing the time, date, recipient facsimile number and an image of the first page of such transmission or (III) provided by a nationally recognized overnight delivery service shall be rebuttable evidence of personal service, receipt by facsimile or receipt from a nationally recognized overnight delivery service in accordance with clause (i), (ii) or
(iii) above, respectively.
Successors and Assigns. This Agreement will be binding upon and inure to the benefit of the parties and their respective permitted successors and assigns, including any transferees of the Shares. SATH shall not assign this Agreement or any rights or obligations hereunder without the prior written consent of the holders of at least two-thirds of the Shares then outstanding, including by merger or consolidation, except pursuant to an Organic Change (as defined in Section 7.6.3 of the Articles of Amendment) with respect to which SATH is in compliance with Section 7.6.3 of the Articles of Amendment. Buyer may assign some or all of its rights hereunder without the consent of SATH, provided, however, that any such assignment will not release Buyer from its obligations hereunder unless such obligations are assumed by such assignee and SATH has consented to such assignment and assumption, which consent shall not be unreasonably withheld.
No Third Party Beneficiaries. This Agreement is intended for the benefit of the parties hereto and their respective permitted successors and assigns, and is not for the benefit of, nor may any provision hereof be enforced by, any other person. Survival. The representations and warranties of SATH and Buyer contained in Sections 2 and 3, the agreements and covenants set forth in Sections 4, 5 and 9, and the indemnification provisions set forth in Section 8, will survive consummation of the transactions contemplated by this Agreement.
Further Assurances Each party shall do and perform, or cause to be done and performed, all such further acts and things, and shall execute and deliver all such other agreements, certificates, instruments and documents, as the other party may reasonably request in order to carry out the intent and accomplish the purposes of this Agreement and the consummation of the transactions contemplated hereby.
Placement Agent and Financial Advisors. SATH has not engaged any placement agent in connection with the sale of the Shares. SATH shall be responsible for the payment of any placement agent's fees, financial advisor's fees or brokers' commissions relating to or arising out of the transactions contemplated hereby. SATH shall pay, and hold Buyer harmless against, any liability, loss or expense (including, without limitation, attorney's fees and out-of-pocket expenses) arising in connection with any such claim. No Strict Construction. The language used in this Agreement will be deemed to be the language chosen by the parties to express their mutual intent, and no rules of strict construction will be applied against any party.
Remedies. Buyer and each holder of the Shares will have all rights and remedies set forth in the Transaction Documents and the Articles of Amendment and all rights and remedies that such holders have been granted at any time under any other agreement or contract and all of the rights that such holders have under any law. Any person having any rights under any provision of this Agreement will be entitled to enforce such rights specifically (without posting a bond or other security), to recover damages by reason of any breach of any provision of this Agreement and to exercise all other rights granted by law. Payment Set Aside. To the extent that SATH makes a payment or payments to Buyer pursuant to this Agreement or any other Transaction Document, or Buyer enforces or exercises its rights hereunder or thereunder, and such payment or payments or the proceeds of such enforcement or exercise or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside, recovered from, disgorged by or required to be refunded, repaid or otherwise restored to SATH, a trustee, receiver or any other person under any law (including, without limitation, any bankruptcy law, state or federal law, common law or equitable cause of action), then to the extent of any such restoration the obligation or part thereof originally intended to be satisfied will be revived and continued in full force and effect as if such payment had not been made or such enforcement or setoff had not occurred.
[THE REMAINDER OF THIS PAGE HAS INTENTIONALLY BEEN LEFT BLANK]

          IN WITNESS WHEREOF, Buyer and SATH have caused this Preferred Share Purchase Agreement to be duly executed as of the date first written above.

SHOP AT HOME, INC.

By: /s/ Frank A. Woods
--------------------------
Title: Co-Chief Executive Officer
--------------------------

By: /s/ George R. Ditomassi
--------------------------
Title: Co-Chief Executive Officer
--------------------------



THE E.W. SCRIPPS COMPANY

By: /s/ Richard A. Boehne
Title: Executive Vice President

EXHIBIT A

                             ARTICLES OF AMENDMENT
                      TO THE AMENDED AND RESTATED CHARTER
                                       OF
                               SHOP AT HOME, INC.

         Pursuant to the provisions of Section 48-16-102 of the Tennessee Code Annotated, the undersigned Corporation adopts the following Articles of Amendment to its Charter:

1.       The name of the Corporation is Shop At Home, Inc.

2. The purpose of this amendment is to set forth the designations, limitations and relative rights of the Corporation's Series D Senior Redeemable Preferred Stock, a new series of the Corporation's previously authorized preferred stock, par value $10.00 per share.

3. The Charter of the Corporation is amended by inserting therein as Section 7.6 the following text determining the terms of the Series D Senior Redeemable Preferred Stock:

7.6      Series D Redeemable Preferred Stock

         7.6.1 Certain Defined Terms. For purposes of this Section 7.6, the following terms have the following meanings:


                  (a) "Business Day" means any day other than Saturday, Sunday or other day on which commercial banks in Cincinnati, Ohio or Nashville, Tennessee are authorized or required by law to remain closed.

                  (b) "Issuance Date" means, with respect to each Series D Preferred Share, the date of issuance of the applicable Series D Preferred Share.

                  (c) "Original Issue Price" per Series D Preferred Share means $1,000 (as adjusted for stock splits, stock dividends, combinations and reclassifications).

                  (d) "Person" means an individual, limited liability company, partnership, joint venture, corporation, trust, unincorporated organization or other entity or a government or any department or agency thereof.

                  (e) "Series D Preferred Shares" means shares of Series D Senior Redeemable Preferred Stock of the Corporation.

                  (f) "Share Purchase Agreement" means the Share Purchase Agreement dated August 14, 2002 between the Corporation and Scripps Networks, Inc.

         7.6.2 Dividends. The holders of Series D Preferred Shares are entitled to receive dividends at a rate of 6% per annum of the Original Issue Price of each Series D Preferred Share, which dividends will be cumulative, accruing daily from the Issuance Date, payable on the first day of each calendar quarter after the Issuance Date (each, a "Series D Dividend Date"). If the Share Purchase Agreement is terminated for any reason, the holders of Series D Preferred Shares will be entitled to receive additional dividends at a rate of 6% per annum of the Original Issue Price of each Series D Preferred Share, which dividends will be cumulative, accruing daily from the date of termination of the Share Purchase Agreement, payable on each Series D Dividend Date after the date of such termination. The foregoing dividends and additional dividends will be referred to herein as "Series D Dividends". If a Series D Dividend Date is not a Business Day, then the Series D Dividend will be due and payable on the Business Day immediately following the Series D Dividend Date. If the transactions contemplated by the Share Purchase Agreement have not been consummated, the Corporation shall pay Series D Dividends in cash or, at the Corporation's option, in such number of fully paid and nonassessable Series D Preferred Shares equal to the quotient of accrued and unpaid Series D Dividends with respect to such Series D Preferred Shares held by such holder and the Original Issue Price. If the transactions contemplated by the Share Purchase Agreement are consummated, the Corporation shall pay Series D Dividends in cash; provided however that, at the Corporation's option, the Corporation may defer payment of the Series D Dividends until redemption of the Series D Preferred Shares (or such earlier time as the Corporation chooses); provided that such deferred Series D Dividends will constitute a debt obligation of the Corporation and accrue interest at the rate of 6% per annum. At any time upon a holder's request, the Corporation shall issue one or more promissory notes to evidence such debt obligation.

         7.6.3 Reorganizations. Any recapitalization, reorganization, reclassification, consolidation or merger with or into another Person or other transaction that is affected in such a way that holders of Common Stock are entitled to receive stock, securities or assets with respect to or in exchange for Common Stock is referred to herein as "Organic Change." Prior to the consummation of any Organic Change, the Corporation shall secure from the successor resulting from such Organic Change or the parent company of such successor a written agreement (in form and substance reasonably satisfactory to the holders of a majority of the Series D Preferred Shares then outstanding) to deliver to each holder of Series D Preferred Shares in exchange for such shares, a security of such successor or the parent company of such successor evidenced by a written instrument substantially similar in form and substance to the Series D Preferred Shares (including, without limitation, having a liquidation preference equal to the Liquidation Preference of the Series D Preferred Shares held by such holder) and reasonably satisfactory to the holders of a majority of the Series D Preferred Shares then outstanding.

         7.6.4    Redemptions

                  (a). Optional Redemption At Right of the Corporation. The Corporation may redeem all, but not less than all, of the Series D Preferred Shares outstanding at any time at a price per Series D Preferred Share equal to the Original Issue Price, plus all accrued and unpaid dividends and interest thereon.

                  (b) Optional Redemption At Right of the Holder Upon Change of Control. In addition to the rights of the holders of Series D Preferred Shares under Section 7.6.3, upon a Change of Control (as hereinafter defined) of the Corporation, then each holder of Series D Preferred Shares may, at such holder's option, require the Corporation to redeem to the extent of funds legally available therefor all or a portion of such holder's Series D Preferred Shares at a price per Series D Preferred Share equal to the Original Issue Price, plus all accrued and unpaid dividends and interest thereon. Within ten days following a Change of Control, the Corporation shall deliver written notice thereof via facsimile and overnight courier (a "Notice of Change of Control") to each holder of Series D Preferred Shares. At any time during the period beginning after receipt of a Notice of Change of Control or after a Third-Party Transaction Termination, any holder of the Series D Preferred Shares then outstanding may require the Corporation to redeem all or a portion of the holder's Series D Preferred Shares then outstanding by delivering written notice thereof via facsimile and overnight courier to the Corporation, which notice must indicate the number of Series D Preferred Shares that such holder is submitting for redemption. Upon the Corporation's receipt of a notice as aforesaid from any holder of Series D Preferred Shares, the Corporation shall promptly, but in no event later than two Business Days following such receipt, notify each holder of Series D Preferred Shares by facsimile of the Corporation's receipt of such notice. The Corporation shall deliver the applicable redemption price by the later of (i) consummation of the Change in Control transaction or (ii) five days following receipt of the aforesaid notice; provided however that in no event will the Corporation consummate such redemption or pay the redemption price pursuant hereto prior to the Corporation's repurchase of those Senior Notes (as hereinafter defined) that are required to be repurchased pursuant to the covenants contained in Sections 1015 and 1016 of that certain Indenture between the Corporation and PNC Bank, National Association dated March 27, 1998 relating thereto. Payments provided for in this Section 7.6.3(b) will have priority to payments to other holders of Common Stock and Junior Preferred Stock (as defined in Section 7.6.7) in connection with a Change of Control.

For purposes of this Section 7.6.3(b), "Change of Control" means (i) the consolidation, merger or other business combination of the Corporation with or into another Person (other than (A) a consolidation, merger or other business combination in which holders of the Corporation's voting power immediately prior to the transaction continue after the transaction to hold, directly or indirectly, the voting power of the surviving entity or entities necessary to elect a majority of the members of the board of directors (or their equivalent if other than a corporation) of such entity or entities, or (B) pursuant to a migratory merger effected solely for the purpose of changing the jurisdiction of incorporation of the Corporation), (ii) the sale, assignment, conveyance, transfer, lease or other disposition of all or substantially all of the assets of the Corporation and its subsidiaries taken as a whole (either in one transaction or a series of transactions), including stock of the Corporation's subsidiaries, to any person other than the Corporation or another subsidiary; provided however that the transactions contemplated by the Share Purchase Agreement will not constitute a Change in Control hereunder, (iii) any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of more than 50% of the voting power of all classes of any class or classes of capital stock pursuant to which the holders thereof have the general voting power under ordinary circumstances to elect at least a majority of the Corporation's board of directors, and (iv) during any consecutive two-year period, individuals who at the beginning of such period constituted the Board of Directors of the Corporation (together with any new directors whose election by such Board of Directors or whose nomination for election by the stockholders of the Corporation was approved by a vote of a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors of the Corporation; provided however that if the Corporation's $75,000,000 11% senior secured notes due April 1, 2005 (the "Senior Notes") are no longer outstanding, a "Change in Control" will also include any other similarly defined event in any document evidencing indebtedness for borrowed money in excess of $1,000,000 that gives the lender under such agreement the right to accelerate payment of the obligations under such agreement.

                  (c) Mandatory Redemption. If the transactions contemplated by the Share Purchase Agreement are consummated, the Corporation shall redeem, to the extent the Corporation has funds legally available therefor, all of the outstanding Series D Preferred Shares for a consideration per Series D Preferred Share equal to the Original Issue Price thereof, plus all accrued and unpaid dividends and interest thereon, on April 15, 2005. If the Share Purchase Agreement is terminated for any reason, the Corporation shall redeem, to the extent the Corporation has funds legally available therefor, all of the outstanding Series D Preferred Shares for a consideration per Series D Preferred Share equal to the Original Issue Price thereof, plus all accrued and unpaid dividends and interest thereon, on the earlier of (a) April 15, 2005 and (b) redemption of the Senior Notes and payment in full of the Corporation's $17,500,000 senior credit facility pursuant to that certain Loan and Security Agreement between the Corporation and Foothill Capital Corporation dated August 1, 2001.

                  (d) Provisions Regarding Redemptions. Whether or not funds are legally available therefor, failure by the Corporation to pay, in full, any redemption price required to be paid pursuant to Section 7.6.4(b) or (c) or otherwise fail to consummate any redemption will constitute a default hereunder. Notwithstanding the foregoing, if the Corporation's legally available funds are insufficient to redeem the total number of Series D Preferred Shares required to be redeemed pursuant to Section 7.6.4(b) or (c) on the applicable redemption date, those funds that are legally available will be used to redeem the maximum possible number of such shares ratably among the holders of such shares to be redeemed based upon the number of Series D Preferred Shares held by each such holder. Series D Preferred Shares not redeemed will remain entitled to the preferences provided in these Articles of Amendment at any time. Thereafter, at any time and from time to time when sufficient additional funds are legally available for the redemption of Series D Preferred Shares that remain outstanding, the Corporation shall immediately use such funds to redeem the Outstanding Series D Preferred Shares that the Corporation was obliged to redeem on the applicable redemption date but that the Corporation has not redeemed, plus any shares representing Series D Dividends that have accrued thereon. The Corporation shall provide notice of any redemption pursuant to Section 7.6.4(a) or (c) to each holder of Series D Preferred Shares at such holder's address as it appears on the transfer books of the Corporation specifying the number of Series D Preferred Shares to be redeemed, the redemption price and the redemption date and calling upon such holder to surrender to the Corporation, in the manner and at the place designated, such holder's certificate(s) representing the Series D Preferred Shares to be redeemed. On the date of any redemption pursuant to this Section 7.6.4, (i) the Corporation shall pay, by wire transfer to an account designated by each holder, the redemption price for each Series D Preferred Share so redeemed and (ii) after payment has been made in accordance with clause (i), Series D Dividends on the Series D Preferred Shares so called for redemption will cease to accrue and all rights of the holders thereof as shareholders of the Corporation (except the right to receive the redemption price) will cease.

         7.6.5 Voting Rights. Except as otherwise required by Tennessee law, the holders of Series D Preferred Shares will not have any voting rights except in accordance with the following sentence. The holder of each Series D Preferred Share will be entitled to notice of any stockholders' meeting in accordance with the bylaws of the Corporation.

         7.6.6. Liquidation, Dissolution, Winding-Up. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Series D Preferred Shares will be entitled to receive in cash out of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders (the "Liquidation Funds") before any amount shall be paid to the holders of any of the capital stock of the Corporation of any class junior in rank to the Series D Preferred Shares in respect of the preferences as to distributions and payments on the liquidation, dissolution and winding up of the Corporation, an amount per Series D Preferred Share equal to the Original Issue Price of the applicable Series D Preferred Share plus accrued and unpaid dividends and interest thereon; provided that, if the Liquidation Funds are insufficient to pay the full amount due to the holders of Series D Preferred Shares and holders of any class ranking pari passu with the Series D Preferred Stock, then each holder of Series D Preferred Shares and such shares of any class ranking pari passu with the Series D Preferred Stock will receive a percentage of the Liquidation Funds equal to such holder's pro rata percentage of the full amount of Liquidation Funds payable to all holders of Series D Preferred Shares and such shares of any class ranking pari passu with the Series D Preferred Stock. The purchase or redemption by the Corporation of stock of any class, in any manner permitted by law, will not, for the purposes hereof, be regarded as a liquidation, dissolution or winding up of the Corporation.

         7.6.7 Preferred Rank. All shares of Common Stock and existing Preferred Stock (other than the Series A Preferred Stock, which will rank on parity with the Series D Preferred Stock with respect to distributions to which the holders of both series are entitled), will be of junior rank (for purposes of this
Section 7.6.7, "Junior Preferred Stock") to all Series D Preferred Shares with respect to the preferences as to distributions and payments upon the liquidation, dissolution and winding up of the Corporation. The rights of the shares of Common Stock and the Junior Preferred Stock will be subject to the preferences and relative rights of the Series D Preferred Shares. Without the prior express written consent of the holders of not less than two-thirds of the then outstanding Series D Preferred Shares, the Corporation shall not hereafter authorize or issue additional or other capital stock that is of senior rank to the Series D Preferred Shares in respect of the preferences as to distributions and payments upon the liquidation, dissolution and winding up of the Corporation. Without the prior express written consent of the holders of not less than two-thirds of the then outstanding Series D Preferred Shares, the Corporation shall not hereafter authorize or make any amendment to the Corporation's Charter or bylaws, or file any resolution of the board of directors of the Corporation with the Secretary of State of the State of Tennessee or enter into any agreement containing any provisions, that would adversely affect or otherwise impair the rights or relative priority of the holders of the Series D Preferred Shares relative to the holders of the Common Stock or the Junior Preferred Stock or the holders of any other class of capital stock. In the event of the merger or consolidation of the Corporation with or into another Person, the Series D Preferred Shares shall maintain their relative powers, designations and preferences provided for herein and no merger shall have a result inconsistent therewith.

         7.6.8 Vote to Change the Terms of or Issue Additional Preferred Shares. The affirmative vote at a meeting duly called for such purpose or the written consent without a meeting of the holders of not less than two-thirds of the then outstanding Series D Preferred Shares will be required for (a) any change to the Corporation's Charter that would amend, alter, change or repeal any of the powers, designations, preferences and rights of the Series D Preferred Shares and (b) the issuance of Series D Preferred Shares other than pursuant to the Preferred Share Purchase Agreement dated as of August 14, 2002 between the Corporation and The E.W. Scripps Company (the "Series D Purchase Agreement") and other than pursuant to Section 7.6.2.

         7.6.9 Lost or Stolen Certificates. Upon receipt by the Corporation of evidence reasonably satisfactory to the Corporation of the loss, theft, destruction or mutilation of any certificates representing the Series D Preferred Shares, and, in the case of loss, theft or destruction, of an indemnification undertaking by the holder to the Corporation in customary form and, in the case of mutilation, upon surrender and cancellation of such certificate(s), the Corporation shall execute and deliver new preferred stock certificate(s) of like tenor and date.

         7.6.10 Remedies, Characterizations, Other Obligations, Breaches and Injunctive Relief. The remedies provided in the Charter are cumulative and in addition to all other remedies available under the Charter, at law or in equity (including a decree of specific performance and/or other injunctive relief). No remedy contained herein will be deemed a waiver of compliance with the provisions giving rise to such remedy. Nothing herein will limit a holder's right to pursue actual damages for any failure by the Corporation to comply with the terms of the Charter. The Corporation covenants to each holder of Series D Preferred Shares that there will be no characterization concerning this instrument other than as expressly provided herein. Amounts set forth or provided for herein with respect to payments and the like (and the computation thereof) will be the amounts to be received by the holder thereof and will not, except as expressly provided herein, be subject to any other obligation of the Corporation (or the performance thereof). The Corporation acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the holders of the Series D Preferred Shares and that the remedy at law for any such breach may be inadequate. The Corporation therefore agrees that, in the event of any such breach or threatened breach, the holders of the Series D Preferred Shares will be entitled, in addition to all other available remedies, to an injunction restraining any breach, without the necessity of showing economic loss and without any bond or other security being required.

         7.6.11 Specific Will Not Limit General; Construction. No specific provision contained in the Charter will limit or modify any more general provision contained herein.

         7.6.12 Failure or Indulgence Not Waiver. No failure or delay on the part of a holder of Series D Preferred Shares in the exercise of any power, right or privilege hereunder will operate as a waiver thereof, nor will any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privilege.

         7.6.13 Notice. Whenever notice is required to be given under the Charter, unless otherwise provided herein, such notice will be given in accordance with the Series D Purchase Agreement.

         7.6.15 Number of Series D Preferred Shares. The Corporation shall not issue more than 5,000 Series D Preferred Shares.

         7.6.16 Reacquired Shares. Any Series D Preferred Shares purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and canceled promptly after the acquisition thereof. All such shares shall, upon their cancellation, become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

         4. This amendment was duly adopted by the Board of Directors of the Corporation on August 13, 2002. Under Section 48-16-102 of the Tennessee Code Annotated shareholder approval of this amendment is not required.

Dated: August 14, 2002

SHOP AT HOME, INC.

By:________________________________
Co-Chief Executive Officer

Attest:

-------------------------------
George J. Phillips
Executive Vice President & Secretary

EXHIBIT B

FORM OF OPINION OF
BONE MCALLESTER NORTON PLLC


August 14, 2002


The E. W. Scripps Company
Attention: Timothy Peterman
312 Walnut Street, 28th Floor
Cincinnati, Ohio 45202

         RE: Preferred Share Purchase Agreement between Shop At Home, Inc. and The E. W. Scripps Company dated August 14, 2002

Ladies and Gentlemen:

                  We have acted as counsel to Shop At Home, Inc., a Tennessee corporation (the "Company"), in connection with the Preferred Share Purchase Agreement dated as of August 14, 2002, to which the Company is a party (the "Agreement") and related documents. We are providing this opinion (the "Opinion") to you ("Recipient") at the request of the Company and pursuant to
Section 7(c) of the Agreement. Capitalized terms used in this Opinion shall have the meanings ascribed to them in the Agreement unless otherwise defined in this Opinion.

                  In order to render this Opinion, we have examined and are relying upon copies of the following executed documents (collectively, the "Documents"):

                  [i]      The Agreement.

                  [ii]     A copy of the Company's Charter, together with all
amendments thereto, certified by the Secretary of State of the State of Tennessee.

                  [iii]    The Company's Bylaws, dated August 11, 1999.

                  [iv]     Resolutions of the Board of Directors  relating to
the authorization of the Company's execution, delivery, and performance of the Agreement.

                  [v]      The stock certificate number PD-1 executed on behalf
of the Company, dated August 15, 2002.

                  [vi]     A Certificate  of Existence  issued by the  Secretary
of State of the State of  Tennessee,  dated August 13, 2002.

                  For the purpose of rendering this Opinion, we have examined such questions of law as we have deemed appropriate. As to certain questions of fact, we have relied without independent investigation (unless expressly otherwise indicated herein) on, and we have assumed the accuracy and validity of, statements of certain officers and directors of the Company. However, except for the Documents described above we have not, unless expressly otherwise indicated herein, reviewed any other documents or conducted any other examination of any public records, and the opinions rendered herein are limited accordingly.

                  For purposes of this Opinion, we have assumed that Recipient has the corporate power and authority to enter into and perform its obligations under the Agreement, and we have assumed the due execution and delivery by, and valid and binding effect upon, Recipient. We also have assumed the authenticity of all documents submitted to us as originals, the genuineness of all signatures, and the conformity to originals of all documents submitted to us as copies.

                  Based upon the foregoing, and subject to the assumptions, qualifications and limitations set forth herein, we are of the opinion that:

1. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Tennessee.
                  The Company has the necessary power and authority under the statutes governing its organization and under the terms of its charter and bylaws to conduct its business as currently conducted and to own, lease and use its assets in the manner in which its assets are currently owned, leased and used.
                  The Company has 1,000,000 authorized shares of preferred stock, par value $10.00 per share, of which 5,000 such authorized shares are designated as Series D Preferred Stock. The Series D Preferred Stock has been duly authorized and, when issued, sold and delivered in accordance with the terms and conditions of the Agreement, will be validly issued, fully paid and nonassessable.
                  Assuming the truth and accuracy of Recipient's representations contained in the Agreement, the offer and sale of the Series D Preferred Stock to Recipient pursuant to the terms of the Agreement are exempt from the registration requirements of the 1933 Act.
                  No preemptive rights, rights of first refusal or similar rights to purchase securities of the Company exist, and no such rights will arise or become exercisable by virtue of or in connection with the transactions contemplated by the Agreement.
                  To our knowledge, there is no pending Proceeding, and, to our knowledge, no Person has threatened to commence any Proceeding materially affecting or that questions the validity or enforceability of the transactions contemplated by the Agreement.
                  The Company has the requisite power and authority to enter into and to perform its obligations pursuant to the Agreement. The execution, delivery and performance by the Company of the Agreement, and the consummation of the transactions contemplated by the Agreement, have been duly authorized by all necessary corporate and shareholder action on the part of the Company. The Agreement constitutes the legal, valid and binding obligation of the Company, enforceable against it in accordance with the terms of the Agreement.
                  The execution and delivery by the Company of the Agreement and the consummation by the Company of the transactions contemplated thereby will not (a) violate the charter or bylaws of the Company, each as in effect on the date hereof; (b) violate any law applicable to the transactions contemplated by the Agreement; or (c) cause a default by the Company under, or give rise to a right of payment under or the right to terminate, amend, modify, abandon or accelerate obligations under, any material written contract to which the Company is a party or by which it or any of its assets or properties are bound. With your permission, we have assumed that the term "material written agreement" as used in clause (c) above includes only (i) the Indenture dated as of March 27, 1998, between the Company, as Issuer, and J.P. Morgan Trust Company, N.A., successor to PNC Bank, National Association, as Trustee, relating to the issuance of the Company's $75,000,000 11% Senior Secured Notes, and (ii) the Loan and Security Agreement dated as of August 1, 2001, between the Company, as Borrower, and Foothill Capital Corporation, as Lender.
                  Except for any notice filings to be made in connection with federal and state securities laws after consummation of the transactions contemplated by the Agreement, the Company is not required to make any filing with or give any notice to or obtain any consent from any Person in connection with the execution and delivery of the Agreement or consummation of the transactions contemplated thereby.
                  The foregoing opinions are subject to and expressly limited by the following assumptions, qualifications and limitations, in addition to those previously set forth:

                  A. The opinion concerning enforceability of the Agreement in Paragraph 7 above is subject to [i] all applicable bankruptcy, insolvency, reorganization, fraudulent conveyancing, preferential transfer, moratorium or similar laws of general application and court decisions affecting the rights of creditors; and [ii] general principles of equity (regardless of whether enforceability is considered in a proceeding at law or in equity), including concepts of good faith, fair dealing, commercial reasonableness and unconscionability.

                  B. The Company and the Recipient are also parties to certain other agreements executed and delivered on August 14, 2002, related to the transaction contemplated by the Agreement. For the purpose of rendering this Opinion, you have not asked us to review any other documents except the Agreement and the other Documents listed above, and the opinions expressed above relate solely to the Documents listed above and not to any other documents, agreements or instruments referred to in or incorporated by reference into any of the Documents listed above.

                  C. The qualification "to our knowledge," whenever used in this Opinion, means that during the course of our representation of the Company pursuant to the transactions contemplated by the Agreement, no information has come to the attention of the lawyers in our firm who have had active involvement in negotiating the transaction contemplated by the Agreement, preparing the Agreement or preparing this Opinion contrary to the opinions so qualified. However, except for representations that we have obtained from the Company concerning the facts underlying the opinions expressed above, and except as may be expressly disclosed herein, we have not undertaken any independent investigation to determine the existence or absence of such facts.

                  D. This Opinion is limited to the law (excluding the principles of conflict of laws) of the State of Tennessee and the federal laws of the United States of America, and we do not express any opinion concerning any other law.

                  E. This Opinion is furnished for the benefit of Recipient only, in connection with the delivery of the Agreement only, and may not be relied upon by any other person or entity, or in any other context, without our prior written consent. We expressly disclaim any responsibility for advising you of any change occurring hereafter in circumstances concerning the transaction which is the subject of this Opinion, including any changes in the law or in factual matters occurring after the date of this Opinion.

                                                     Very truly yours,