Form 10-K/A
period 2002-06-30
SHOP AT HOME INC /TN/
filed 2002-10-28
CIK 810029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    --------

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

                               SHOP AT HOME, INC.

                                   FORM 10-K/A

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                      INDEX

                                                                           Page


PART III

         Item 10. Directors and Executive Officers of the Company
         Item 11. Executive Compensation
         Item 12. Security Ownership of Certain Beneficial Owners and
                                    Management
         Item 13. Certain Relationships and Related Transactions

PART IV

         Item 14. Exhibits, Financial Statement Schedule, and Reports
                                    on Form 8-K

SIGNATURES

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

ITEM 10.  Directors and Executive Officers of the Registrant

         The Board of Directors is composed of seven (7) persons listed below who were elected at the annual meeting held on November 29, 2001, to serve a one-year term or until their successors are duly elected and qualified. All of the persons listed were directors of the Company on November 29, 2001, with the exception of Mr. Stansberry who was elected for the first time on that date. Mr. Bone and Mr. Ditomassi were elected as directors on May 7, 2001.

         On May 7, 2001, the Board voted to increase the size of the Board by two persons, and filled the resulting two vacancies by electing Mr. Ditomassi and Mr. Bone to the Board. On May 4, 2001, the Board of Directors voted to terminate the services of Kent E. Lillie as the President and Chief Executive Office of the Company, and on May 16, 2001, Kent E. Lillie resigned as a member of the Company's Board of Directors. On October 3, 2001, J. Daniel Sullivan resigned from the Board of Directors. For the 2002 fiscal year, the Board voted to set the number of directors at seven (7).

         J.D. Clinton, Director and Chairman of the Board. Mr. Clinton has been a Director and Chairman of the Board since 1993. Between May 7 and October 1, 2001, Mr. Clinton served as a member of the Office of the Chairman, which assumed responsibility for the management of the Company during the period in which it had no chief executive officer. Mr. Clinton is Chairman, President and Chief Executive Officer of Independent Southern BancShares, Inc., Brownsville, Tennessee, a diversified financial institutions holding company, and also serves as Chairman and a Director of INSOUTH Bank, Brownsville, Tennessee. Age 58.

         Frank A. Woods, Director and Co-Chief Executive Officer. Mr. Woods has been a Director since 1993. Between May 7 and October 1, 2001, Mr. Woods served as a member of the Office of the Chairman, which assumed responsibility for the management of the Company during the period in which it had no chief executive officer. As of October 1, 2001, the Company's Board elected Mr. Woods as Co-Chief Executive Officer of the Company. From 1991 to 2000, Mr. Woods was Chairman of the Board and Director of MediaUSA L.L.C. (and its predecessor company, MediaOne), Nashville, Tennessee, a communications consulting and strategic planning firm. Mr. Woods has been a principal of The Woods Group in Nashville, Tennessee, a diversified merchant banking firm. Age 61.

         George R. Ditomassi, Director and Co-Chief Executive Officer. Mr. Ditomassi has been a Director since May 7, 2001, and between May 7 and October 1, 2001, Mr. Ditomassi served as a member of the Office of the Chairman, which assumed responsibility for the management of the Company during the period in which it had no chief executive officer. As of October 1, 2001, the Company's Board elected Mr. Ditomassi as Co-Chief Executive Officer of the Company. Mr. Ditomassi was formerly Chairman of Milton Bradley Company, a manufacturer and marketer of toys and games. He has served as a Director of Milton Bradley Company since 1982 and was President between 1985 and 1990. Between 1990 and 1996, he was Chief Operating Officer of Games and International, Hasbro, Inc., a toy and game manufacturer and marketer, and he served as President of Hasbro International during 1996 and 1997. Age 68.

         A.E. Jolley, Director. Mr. Jolley has been a Director since 1986. Mr. Jolley has been President of Lakeway Containers, Inc., Morristown, Tennessee, a corrugated container manufacturer, since 1975. He is also the Chairman of the Morristown City Planning Commission and is the President of the Walter State Community College Foundation Board of Trustees. Age 63.

         Joseph I. Overholt, Director. Mr. Overholt has been a Director since 1986. Mr. Overholt has been President and Owner of Planet Systems, Inc., an internet service provider engaging in the satellite delivery of internet data and local internet services, since 1992. Mr. Overholt served as a Vice President of the Company from 1986 through August 1993. Age 55.

         Charles W. Bone, Director. Mr. Bone was elected to the Board on May 7, 2001, and between May 7 and October 1, 2001, Mr. Bone served as a member of the Office of the Chairman, which assumed responsibility for the management of the Company during the period in which it had no chief executive officer. He has practiced law since 1971, and is a member of the law firm of Bone McAllester Norton PLLC. Age 56.

         Don C. Stansberry, Jr., Director. Mr. Stansberry is President and a Director of Rose Hall Resorts, a company that is the general partner of Rose Hall Resorts, L.P. in Montego Bay, Jamaica. Rose Hall Resorts, L.P. owns The Ritz-Carlton Hotel at Rose Hall in Montego Bay, the development of which Mr. Stansberry coordinated with John W. Rollins & Associates. He also serves as a Director of Rose Hall Developments, Ltd. and is President of Rollins Jamaica, Ltd. In addition, he is the Vice Chairman of Nashville Speedway, USA, which recently developed and opened a new superspeedway in Wilson County (Nashville), Tennessee. Prior to his affiliation with these development companies, he had practiced law since 1963, chiefly concentrating in products liability disputes and business litigation as a shareholder with Baker, Donelson, Bearman & Caldwell, PC, and as a partner in a predecessor firm, Baker, Worthington Crossley, Stansberry & Woolf. He is a Director Emeritus of the First National Bank of Oneida, Tennessee. Age 63.

         The principal business activity of each of the above Directors has been as shown above during the past five years, except that in some cases the individual has been employed by a predecessor organization or has undertaken greater responsibilities with the same employer, a parent company, or a successor organization.

OTHER EXECUTIVE OFFICERS

         The following information relates to the executive officers of the Company, as of October 28, 2002, other than Mr. Woods and Mr. Ditomassi, who also serve as directors of the Company, as noted above. Mr. Woods, Mr. Ditomassi, Mr. Merrihew, Mr. Smith and Mr. Tek have employment agreements, and the remaining executive officers serve at the discretion of the Board:

  Name               Age   Position


H. Wayne Lambert....  52   Executive Vice President & Chief Information Officer
Thomas N. Merrihew..  47   Executive Vice President of Sales and Merchandising
George J. Phillips..  40   Executive Vice President, General Counsel & Secretary
Bennett S. Smith....  42   Executive Vice President of Strategic Planning
Arthur D. Tek.......  53   Executive Vice President & Chief Financial Officer
Robert B. Wales.....  39   Executive Vice President of Operations

         H. Wayne Lambert, Executive Vice President and Chief Information Officer. Mr. Lambert became Executive Vice President and Chief Information Officer in August 1999. He joined the Company in March 1992 as Vice President of Information Technology. Prior to joining the Company, he served as Operations Officer for National Book Warehouses, Inc. in Knoxville, Tennessee. Prior to joining National Book Warehouses, he served as Assistant Controller for the Knoxville News-Sentinel, a daily newspaper in Knoxville, Tennessee. Mr. Lambert is a retired Captain of the Tennessee Air National Guard and a Base Budget Officer. He is a graduate of the University of Tennessee.

         Thomas N. Merrihew, Executive Vice President of Sales and Merchandising. Mr. Merrihew became Executive Vice President of Sales and Marketing by the Company's Board of Directors on August 13, 2001. Previously, he served as General Manager and Vice President of Merchandising from 2000, to 2001, for buy.com, an Internet retailer that markets and merchandises products online. From 1994, to 2000, Mr. Merrihew was a Vice President and Merchandise Manager for the television and electronic retailer QVC, Inc., where his responsibilities included new product development, branding, and promotions. He is a graduate of San Jose State University.

         George J. Phillips, Executive Vice President, General Counsel and Secretary. Mr. Phillips joined the Company in November 1997. Prior to joining the Company, Mr. Phillips was Counselor to the Assistant Attorney General of the Civil Division of the United States Department of Justice from 1993 through 1997, where he oversaw the Office of Consumer Litigation. Prior to joining the Justice Department, Mr. Phillips was in private practice with Baker, Worthington, Crossley, Stansberry & Woolf in Nashville, Tennessee, from 1989 to 1993, where he concentrated on litigation. Mr. Phillips graduated from Duke University and obtained his law degree from the University of Tennessee. Mr. Phillips is a member of the American Corporate Counsel Association and the Tennessee Bar Association.

         Bennett S. Smith, Executive Vice President of Strategic Planning. Mr. Smith joined the Company in January 2002. Prior to his employment with the Company, Mr. Smith was managing general partner of Select Media Holdings, L.P., a media and telecom private equity fund, since 1996. Previously, he was president and CEO of a media venture company which launched and expanded two television broadcasting enterprises. Mr. Smith has also served as a senior executive office with Clear Channel Communications, and earlier he worked for Cox Enterprises and NBC in New York.

         Arthur D. Tek, Executive Vice President and Chief Financial Officer. Mr. Tek has served as the Executive Vice President and Chief Financial Officer since March 1999. Prior to joining the Company, Mr. Tek served as Chief Financial Officer of Paxson Communications Corporation, a television broadcasting company, from 1992 to March 1999. Mr. Tek has served as Chairman of the Board of Directors for the Broadcast Cable Financial Management Association, an industry trade organization. He is also a member of the American Institute of Certified Public Accountants. Mr. Tek graduated from Tulane University, and holds master's degrees from Columbia University and Rensselaer Polytechnic Institute.

         Robert B. Wales, Executive Vice President of Operations. Mr. Wales joined the Company as Executive Vice President of Operations on September 24, 2001. Immediately prior to joining the Company, Mr. Wales from June to September, 2001 was the Chief Information Officer of Newgen Results, Inc., primarily a business-to-business application service provider specializing in customer relationship management for the automotive industry. Newgen Results, Inc. is a subsidiary of Teletech Holdings, where Mr. Wales worked from August 2000 until June 2001 as Director of Systems Integration. From 1997 to 2000 Mr. Wales served as General Manager and Director of Operations for CenturyTel Telecommunications, Inc., a call center service provider. From 1986 to 1997, he was employed by HSN, LP (Home Shopping Network) as call center director, responsible for the management of its Customer Service Department and all related functions. Prior to being the call center director, Mr. Wales held a number of positions at HSN in technology and call center operations.

Compliance with Section 16(a) of the Exchange Act

         Officers, directors and certain shareholders of companies which have equity securities registered with the SEC under Section 12 of the Securities Exchange Act of 1934, as amended from time to time (the "Securities Exchange Act"), must file certain periodic reports (identified as Forms 3, 4 and 5) with respect to their stock ownership of the company, and certain changes therein. Based solely upon a review of the Forms 3 and 4 and amendments thereto furnished to the Company during the most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, no director, officer, or shareholder beneficially owning more than 10% of any class of equity securities failed on a timely basis to file reports required by
Section 16(a) of the Exchange Act

Item 11.  Executive Compensation

Summary Compensation

         The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended June 30, 2002, to those persons who served as the Company's CEOs during the 2002 fiscal year and were the Company's next three most highly compensated executive officers (other than the CEOs) serving as of the end of fiscal year 2002 with compensation exceeding $100,000 (collectively, the "Named Executive Officers").



                                             Summary Compensation Table
                                                                                   Long Term
                                               Annual                             Compensation
                           Compensation
                                                                                   Securities           All Other
        Name and                                            Other Annual       Underlying Options     Compen-sation
   Principal Position                Salary      Bonus      Compensation             /SARs                  $

                            Year       $           $              $                  (#)(2)


Frank A. Woods              2002     142,308       --            --                750,000              --
     Co-Chief Executive
Officer                     2001       (1)
                            2000       (1)

George  R. Ditomassi
     Co-Chief Executive     2002      142,308     25,000         --                 750,000             --
Officer
                            2001       (1)
                            2000       (1)

Arthur D. Tek               2002     182,100       --            --                    --                --
  Executive Vice
  President & CFO           2001     175,329     75,000          --                 150,000              --
                            2000     168,434     30,789          --                  40,000           41,461(3)

George J. Phillips          2002     150,000       --            --                    --                --
  Executive Vice
  President, General
  Counsel & Sec.            2001     131,538       --            --                  50,000              --
                            2000     113,247       --            --                  10,000              --

Thomas N. Merrihew          2002     148,077       --            --                 125,000          127,598(3)
Executive Vice President
of Sales and Merchandising  2001        --         --            --                    --                --
                            2000        --         --            --                    --                --

H. Wayne Lambert            2002     139,361       --            --                    --
  Executive Vice
  President and CIO         2001     130,242       --            --                  50,000              --
                            2000     121,890       --            --                  20,000           17,503(3)

(1) Mr. Woods and Mr. Ditomassi were employed as Co-Chief Executive Officers on October 1, 2001. There were directors previous to that date; see "Compensation of Directors" below.
(2)      All numbers represent options to purchase Common Stock of the Company.
         (3) Relocation allowances.


Option Grants in Last Fiscal Year

         The following table sets forth certain information concerning stock option and stock appreciation right ("SAR") grants to any Named Executive Officer who was granted a stock option during the Company's 2002 fiscal year.



                                                     Options/SAR Grants in Last Fiscal Year

                                                 Individual Grants                         Potential Realizable Value
                                                                                           at Assumed Annual Rates of
                                                                                          Stock Price Appreciation for
                                                                                                   Option Term
                               Number of         % of Total
                               Securities       Options/SARs     Exercise
                               Underlying        Granted to      Or Base
                              Options/SARs      Employees in      Price      Expiration
           Name               Granted (#)       Fiscal Year       ($/sh)        Date
                                                                                              5%($)          10%($)

Frank A. Woods                       116,667        5.4%           2.00       10/4/06        64,466         265,572
                                     116,667        5.4%           2.00       10/4/07        79,356         335,629
                                     116,666        5.4%           2.00       10/4/08        94,990         412,692
                                     150,000        6.9%           2.90       11/29/11       273,569        693,278
                                     250,000       11.6%           2.60       3/20/12        455,949       1,155,463

George Ditomassi                     116,667        5.4%           2.00       10/4/06        64,466         265,572
                                     116,667        5.4%           2.00       10/4/07        79,356         335,629
                                     116,666        5.4%           2.00       10/4/08        94,990         412,692
                                     150,000        6.9%           2.90       11/29/11       273,569        693,278
                                     250,000       11.6%           2.60       3/20/12        455,949       1,155,463

Thomas Merrihew                      125,000        5.8%           2.90       7/20/11        227,974        577,732



         Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

         The following table sets forth certain information with respect to options exercised by any Named Executive Officer during the 2002 fiscal year of the Company, and with respect to unexercised options to purchase shares of the Common Stock held by such officers as of the end of the 2002 fiscal year.


               Aggregate Option/SAR Exercises In Last Fiscal Year
                      And Fiscal Year End Option/SAR Value

                                                                        Number of Unexercised     Value of Unexercised
                                                                         Options/SARs at June         In-the-Money
                                                                               30, 2001               Options/SARs
                              Shares Acquired     Value Realized             Exercisable/           at June 30, 2001
           Name               on Exercise (#)                               Unexercisable             Exercisable/
                                                          ($)                                        Unexercisable(2)

    George J. Phillips             10,000               $15,688             51,000/66,000              $0/$18,752
    Arthur D. Tek                  20,000               $33,376            128,000/192,000             $0/$37,504

Employment Agreements

         Frank A. Woods and George R. Ditomassi. The Company entered into employment agreements with Mr. Woods and Mr. Ditomassi dated as of October 1, 2001. Mr. Woods and Mr. Ditomassi were at that time each granted options to purchase 350,000 shares of the Company's Common Stock at $2.00 (the market price on the grant date of October 4, 2001), and they also received options to purchase an additional 150,000 shares of Common Stock when the shareholders approved the amendments to the 1999 Employee Stock Option Plan on November 29, 2001, with the option price being $2.90 per share. One-third of the shares covered by these options vested on the date of grant, with one-third vesting on the first anniversary of the grant and one-third on the second anniversary. If the employment of either person is terminated without cause, options granted to that person will vest in an amount so that the employee will receive a pro rata portion of all options equal to his months of service compared to the term of the agreement. If the employment of either Mr. Woods or Mr. Ditomassi is terminated within one year after a change of control of the Company, including the employee's resignation but excluding termination for cause, all unvested options will vest, and he will have one year to exercise the options. On March 20, 2002, Mr. Woods and Mr. Ditomassi entered into new employment agreements with the Company, which new agreements replace the earlier agreements in their entirety, other than the terms of the options previously granted. The agreements are substantially equivalent. Each agreement is for a term of two years, and is thereafter automatically extended for one year terms unless either party terminates the agreement at least 30 days prior to its expiration date. Mr. Woods and Mr. Ditomassi will each receive a base salary of $200,000 per year, and will be entitled to certain bonus compensation based upon the performance of the Company. For the fiscal year ending June 30, 2002, they were each eligible for a bonus equal to 3.5% of the amount of positive EBITDA (earnings before interest, taxes, depreciation and amortization), although no bonus was paid because the Company did not achieve positive EBITDA for that period. For future years, each of them will receive an annual bonus of 5.0% of the increase in EBITDA (provided that if EBITDA declines, bonuses are thereafter paid only to the extent it exceeds the previous highest EBITDA amount). The Company may terminate the employment of Mr. Woods or Mr. Ditomassi with or without cause. If the employment of either person is terminated without cause or by resignation following a change of control, the Company has agreed to pay the employee a sum equal to two times his base salary plus any "earned bonus." The agreement defines "earned bonus" as equal to the full bonus (as calculated on the applicable bonus formula) if the employee works for one-half or more of the Company's fiscal year, and as equal to one-half the full bonus (as calculated on the applicable bonus formula) if the employee works less than one-half of the Company's fiscal year. Mr. Woods and Mr. Ditomassi were each granted options to purchase an additional 250,000 shares of Common Stock of the Company at a price of $2.60 per share. These options are subject to the condition that if the employment agreement is terminated for any reason other than for cause or upon resignation following a change of control, the employee will have five years to exercise such options. Both employees have also agreed not to compete with the Company for a period of two years after the termination of the employment agreement.

         Arthur D. Tek. On February 25, 1999, the Company executed an employment agreement with Arthur D. Tek whereby Mr. Tek commenced employment as the Company's Executive Vice President and Chief Financial Officer. Under the terms of the agreement, Mr. Tek will be employed for a term of five (5) years, beginning on March 12, 1999, with a base salary of $175,000 per year. The term of the agreement may only be extended by mutual agreement. If the Company elects not to renew the agreement, then Mr. Tek will be paid his base salary for one year or until he accepts a position with another company. In addition to the base salary, the agreement provides Mr. Tek an annual bonus of up to $75,000 per year, based on a bonus plan similar to the one previously in effect for the Company's previous CEO. The agreement grants Mr. Tek options to purchase up to 150,000 shares of Common Stock at an exercise price of $13.00 per share during the term of the agreement. Of those options, options to purchase 30,000 shares vested on March 12, 1999, and additional options to purchase 24,000 shares vest on each anniversary date thereafter for five years. The options expire on the earlier to occur of (a) five years after the date of vesting or (b) 90 days after termination of Mr. Tek's employment with the Company. If within two years of a "change of control," as defined in the agreement, the Company terminates Mr. Tek without cause or Mr. Tek resigns, then the Company has agreed to continue Mr. Tek's base salary for a period of two years or the remainder of the term of the agreement, whichever is shorter, and has also agreed to extend the time during which Mr. Tek can exercise his stock options to one (1) year following the termination. In the event the Company terminates Mr. Tek without cause or Mr. Tek resigns due to the Company's breach of the agreement, then the Company has agreed to continue Mr. Tek's base salary for one year, unless he accepts a position with another company. The agreement also provides that Mr. Tek will not compete with the Company for one year following the termination of his employment, unless the agreement is terminated by the Company without cause or by Mr. Tek due to the Company's breach of the agreement.

         Thomas N. Merrihew. The Company executed an employment agreement with Thomas N. Merrihew on July 20, 2001, whereby the Company employed Mr. Merrihew as its Executive Vice President for Merchandising and Sales. Under the terms of the agreement, Mr. Merrihew will be employed for a term of two (2) years, beginning on August 13, 2001, with a base salary of $175,000 per year. The term of the agreement extends automatically for an additional two (2) years unless either party gives written notice to the other at least ninety (90) days prior to the expiration of the original term. Mr. Merrihew's base salary is subject to increase from time to time by mutual agreement of the parties. In addition to his base salary, Mr. Merrihew is eligible for bonuses in accordance with the Company's performance incentive compensation plan. The agreement also grants Mr. Merrihew options to purchase up to 125,000 shares of Common Stock at an exercise price of $2.90 per share during the term of the Agreement. Of these options, options to purchase 25,000 shares vested on July 20, 2001, and additional options to purchase 20,000 shares vest on each anniversary date thereafter for a period of five (5) years. The options expire ten (10) years after the date of grant. If the Company elects to terminate Mr. Merrihew within two years of a "change of control," as defined in the Agreement, or if the Company elects to terminate Mr. Merrihew without cause, then the Company will continue to pay Mr. Merrihew `s base salary for a period of one (1) year. The agreement also provides that Mr. Merrihew will not compete with the Company for one (1) year following the termination of his employment.

         Bennett S Smith. The Company executed an employment agreement with Bennett S. Smith on December 7, 2001, whereby the Company employed Mr. Smith as its Executive Vice President for Strategic Planning. Under the terms of the Agreement, Mr. Smith will be employed for a term of three (3) years, beginning on November 22, 2001, with a base salary of $175,000 per year. The term of the agreement extends automatically for an additional two (2) years unless either party gives written notice to the other at least ninety (90) days prior to the expiration of the original term. Mr. Smith's base salary is subject to increase from time to time by mutual agreement of the parties. In addition to his base salary, Mr. Smith is eligible for an annual bonus in an amount not to exceed $125,000. The Agreement also grants Mr. Smith options to purchase up to 150,000 shares of Common Stock at a purchase price of $2.94 per share. Of these options, options to purchase 50,000 shares vested on February 14, 2002, and additional options to purchase 50,000 shares vest on each anniversary date thereafter for a period of two (2) years. The options expire on the earlier to occur: (a) five years after the date of vesting, or (b) thirty (30) days after termination of Mr. Smith's employment with the Company. As additional compensation, if Mr. Smith meets certain individual performance criteria, then upon each anniversary date of the Agreement (including any renewal terms), the Company shall also grant Mr. Smith incentive stock options, in an amount not to exceed options to purchase up to 100,000 shares of the Company's Common Stock per year. If the Company elects to terminate Mr. Smith within two years of a "change of control," as defined in the Agreement, or if the Company elects to terminate Mr. Smith without cause, then the Company will continue to pay Mr. Smith`s base salary for a period of one (1) year. The agreement also provides that Mr. Smith will not compete with the Company for one (1) year following the termination of his employment.


         Compensation of Directors

         In June 1997, each director was granted an option to purchase 10,000 shares of the Common Stock of the Company at a price of $2.875 per share. These options expired in June 2002 if not exercised prior to such date. Beginning in 1998, the Company paid each director $500 for each meeting attended ($100 if attendance is by telephone), along with the director's expenses associated with attending the meeting. Effective December 2, 1998, the amount paid to Directors was increased to $1,000 for each meeting attended ($500 if attendance is by telephone). Effective January 1, 1998, the Company also granted to each director an option to purchase 5,000 shares of the Company's Common Stock at an exercise price of $3.75, the market price on the date issued. Effective December 2, 1998 the Company also granted to each director for their services in fiscal year 1999 an option to purchase 10,000 shares of the Company's Common Stock at an exercise price of $6.969, the market price on the date granted. On November 17, 2000, in addition to the setting the same compensation for attendance at Board meetings, the Company provided that the Directors would also be entitled to one half of the fees paid for Board Meetings for committee meetings.

         During the fiscal year ended June 30, 2001, options to purchase the following numbers of shares of Common Stock were granted to the directors of the
Company: J.D. Clinton - 66,250 shares; A.E. Jolley - 67,500 shares; Joseph I. Overholt - 61,250 shares; J. Daniel Sullivan - 78,750 shares; Frank A. Woods - 96,250 shares; Charles W. Bone - 62,500 shares; George R. Ditomassi - 87,500 shares.

         During the fiscal year ended June 30, 2002, the following options were granted to the directors of the Company:


                  No. of Shares       Option
                                     Exercise       Date
Director        Underlying Options     Price       Granted

J.D. Clinton          40,000           2.90       11/29/01
A.E. Jolley           20,000           2.90       11/29/01
Joseph I. Overholt    20,000           2.90       11/29/01
Don C. Stansberry     20,000           2.90       11/29/01
Frank A. Woods         (1)
Charles W. Bone       20,000           2.90       11/29/01
George R. Ditomassi    (1)


         (1) Mr. Woods and Mr. Ditomassi did not receive options solely as a result of their service as directors, and received options as executive officers. See "Summary Compensation" above.

Omnibus Stock Incentive Plan

         The Company's Omnibus Stock Incentive Plan (the "Plan") was adopted by the Company's Board of Directors on October 15, 1991, and approved by the Company's shareholders at the 1991 annual meeting of shareholders. The Plan was amended at the 1996 annual meeting of shareholders to make certain technical changes. The ability to make grants under this Plan terminated on October 15, 2001.

         A special administrative committee of the Board of Directors was appointed to administer the plan. All employees of the Company were eligible to receive stock options and/or stock appreciation rights under the plan. Options granted under the Plan can be either incentive stock options or nonqualified stock options. Incentive stock options to purchase Common Stock may be granted at not less than 100% of fair market value of the Common Stock on the date of the grant.

         No option that is an incentive stock option nor any corresponding SAR related to such option shall be exercisable after the expiration of ten (10) years from the date such option or SAR was granted or after the expiration of five (5) years in the case of any such option or SAR that was granted to a 10% shareholder.

         The Plan provided that a maximum of 1,500,000 shares of Common Stock could be issued under the Plan. As of October 15, 2002, stock options for 369,500 shares of Common Stock had been granted under the Plan and were outstanding and unexercised. A total of 659,400 shares of Common Stock of the Company had been previously exercised. The Company has never issued any SARs.

         1999 Employee Stock Option Plan

General Information

         The 1999 Plan is administered by the full Board of Directors or a committee of the Board (the "Committee") consisting of two or more non-employee directors, as defined in Rule 16b-3 promulgated under the Securities Exchange Act. All directors and key employees of the Company and its subsidiaries (persons to whom options are granted are referred to as "Participants"), shall be eligible to receive options under the 1999 Plan; no director or other person who is not also an employee of the Company or a subsidiary shall be eligible to receive "incentive stock options" ("ISOs"), as defined under the Internal Revenue Code of 1986, as amended (the "Code"). Subject to the provisions of the 1999 Plan, the Board or the Committee shall select the directors and key employees to whom options will be granted, determine the number of shares of Common Stock that will be subject to each option, and determine the time when options will be granted, the manner in which each option is exercisable, the duration of the exercise period, and the terms of conditions of options that are based on performance. Under the 1999 Plan, the Board or the Committee is authorized to include in an option agreement such other terms and conditions that are not inconsistent with the 1999 Plan and which the Board or the Committee deem appropriate.

Term of Options

         An option entitles the holder to purchase the number of shares subject to the option at the option exercise price specified in the 1999 Plan. For all ISOs granted under the 1999 Plan, the option exercise price will be equal to the fair market value of a share of Common Stock on the date of the grant, unless the person to whom an ISO is granted owns more than ten percent (10%) of the total voting stock of the Company, in which case the exercise price must not be less than 110% of the fair market value of the stock at the time of the grant. Each option may be exercised in full or in part and at such time as the Board or the Committee determines at the time of grant. These pricing and exercise terms are set by the Board of Directors or the Committee at its discretion and are required only under the 1999 Plan only with respect to ISOs. Any nonqualified options may be granted on different pricing and exercise terms.

         The option exercise price may be paid in cash or, unless the Board or the Committee determines otherwise, in shares of Common Stock or in a combination of cash and such shares.

         Each option agreement shall specify the expiration date of the option. The expiration date for ISOs shall not be more than ten years after the date of grant or five years in the case of an ISO granted to a ten percent shareholder. Upon a Participant's death, the options may be exercised, to the extent exercisable by the Participant at the date of death, by the appropriate representative of a Participant's estate. The Board or the Committee may treat a period when the Participant is on military or other leave of absence as a period of employment. If the leave exceeds 90 days and reemployment by the Company is not guaranteed, the Participant's employment shall be deemed to have terminated on the 91st day of the leave.

         Options are not transferable except by will or by the laws of descent and distribution.

         The 1999 Plan provides that a maximum of 6,000,000 shares of Common Stock may be issued under the 1999 Plan. As of October 15, 2002, stock options for 3,669,250 shares of Common Stock had been granted under the 1999 Plan and were outstanding and unexercised. A total of 114,250 shares of Common Stock of the Company have been previously exercised


Report On Executive Compensation
         The Company's Board of Directors makes decisions on compensation of the Company's executives. Each member of the Board, except for Frank A. Woods and George R. Ditomassi, is a non-employee director. It is the responsibility of the Board to assure that the executive compensation programs are reasonable and appropriate, meet their stated purpose and effectively service the interests of the Company and its shareholders. Set forth below is the report of the Board of Directors with respect to executive compensation.

Compensation Philosophy and Policies for Executive Officers

         The Company believes that the most effective executive compensation program aligns the interests of the Company's executives with the interests of its shareholders. The Company's primary corporate mission is to achieve positive cash flow and profitability on a consistent basis, thereby enhancing long-term shareholder value. In pursuit of that mission, the Board seeks to maintain a strong positive nexus between this mission and its compensation and benefit goals.

         The Company's executive compensation program exemplifies the Board's commitment to that nexus. The Company relies upon compensation methods for its executive officers that emphasize overall Company performance.

         The Company's executive compensation program supports the Company's mission by:

o Directly aligning the interests of executive officers with the long-term interests of the Company's shareholders by making Company stock appreciation over the long term the cornerstone of executive compensation through awards that can result in the ownership of substantial amounts of the Company's Common Stock.

o Providing compensation opportunities that create an environment that attracts and retains talented executives on a long-term basis.

o Emphasizing pay for performance by having a meaningful portion of executive compensation "at risk."

         At present, the Company's executive compensation program is comprised of three primary components: base salary, annual cash incentive (bonus) and long-term incentive opportunity in the form of stock options. Two of the three components of the Company's executive compensation plan--bonus and stock options--directly relate to overall performance by the Company.

Base Salary

         The base salary of the Company's Chief Executive Officers is governed by an employment agreement with the Company. As a part of its search for a Chief Executive Officer and senior officers in 2002, the Board determined that in order to attract individuals with knowledge and experience necessary to implement the Company's mission, the Company needed to provide these individuals with a certain level of compensation. The Board also determined to place a greater portion of the compensation package in performance-based compensation (i.e., performance bonus and stock options), thereby providing an incentive for outstanding performance. The Board believes that the employment agreements with senior management contain an appropriate mix of guaranteed and performance-based compensation.

         The Company has employment agreements with its Co-Chief Executive Officers, its Chief Financial Officer, and its Executive Vice President of Sales and Merchandising. All other executive officer salaries are evaluated on an annual basis. In determining appropriate salary levels and salary increases, the Board considers achievement of the Company's mission, level of responsibility, individual performance, internal equity and external pay practices. In this regard, the Board attempts to set base salaries of all executive officers at fair rates of compensation.

Annual Bonus

         The Board believes that annual bonuses to executive officers encourage management to focus attention on key operational goals of the Company, and corporate and business earnings are the main performance measure for awards of bonuses. In that regard, the agreements with the Company's Co-Chief Executive Officers provide an annual bonus tied to the achievement and maintenance of positive cash flow. In addition, the agreement with the Company's CFO provides for a bonus equal to 25% of the amount of the bonus paid to the President up to $75,000, and the Company may also pay the CFO a discretionary bonus. The bonus agreement with the Company's Executive Vice President of Sales and Merchandising provides for a bonus based upon the Company's annual gross profit operating results. With respect to the other executive officers of the Company, the Board does not have a formal annual incentive plan. Instead, the Board has elected to review the corporate and business performance of the Company on a periodic basis, and make awards to executive officers if appropriate. In determining appropriate annual bonuses, the Board considers achievement of the Company's mission, level of responsibility, individual performance, internal equity, and external pay practices. In the fiscal year ended June 30, 2001, the Board elected to award cash bonuses to four executive officers (not including Kent E. Lillie).

Long-Term Incentives

         The Company's only current long-term incentive compensation is stock options that are directly related to improvement in long-term shareholder value. The Board believes that stock option grants provide an incentive to executive officers that focuses each officer's attention on managing the Company from the perspective of an owner with an equity stake in the business. In addition, the Board believes that stock option grants provide the Company with a mechanism for recruiting individuals by providing an opportunity for those officers to profit from the results of their contributions to the Company. These grants also help ensure that operating decisions are based on long-term results that benefit the Company and, ultimately, the Company's shareholders.

         The options granted to executive officers provide the right to purchase shares of Common Stock usually at the fair market value on the date of grant. Typically, each stock option becomes vested and exercisable over a period of time, generally five years. The number of shares covered by each grant reflects the Board's assessment of the executive's level of responsibility, and his or her past and anticipated contributions to the Company. The size of option grants to individual executives is designed to reflect the impact the individual has on decisions that affect the overall success of the Company.

         In the fiscal year ended June 30, 2000, the Company awarded executive officers (excluding Kent E. Lillie, the Company's previous CEO) options to purchase up to 221,500 shares of Common Stock. In the fiscal year ended June 30, 2001, the Company awarded executive officers (excluding Kent E. Lillie) options to purchase up to 450,000 shares of Common Stock. In the fiscal year ended June 30, 2002, the Company awarded its executive officers options to purchase up to 1,825,000 shares of Common Stock. Since June 30, 2002, the Company has not awarded its executive officers options to purchase shares of Common Stock .

Chief Executive Compensation

         The regulations of the SEC require the Board to disclose the basis for the compensation of the Company's Chief Executive Officer relative to the Company's performance. As of October 1, 2001, the Company entered into employment agreements with Mr. Woods and Mr. Ditomassi to serve as Co-Chief Executive Officers. Their agreements provide for a base salary of $200,000 each, and bonus compensation related to the Company's cash flow performance. (See "REMUNERATION OF DIRECTORS AND OFFICERS--Employment Agreements--Frank A. Woods and George R. Ditomassi" herein.) Each agreement is for a term of two years, and is thereafter automatically extended for one year terms unless either party terminates the agreement at least 30 days prior to its expiration date. For the fiscal year ending June 30, 2002, they will each receive a $100,000 bonus if the Company has positive EBITDA for the year (operating income plus depreciation and amortization), and they will each receive a bonus of 3.5% of the amount of such positive EBITDA. For future years, each of them will receive an annual bonus of 5.0% of the increase in EBITDA (provided that if EBITDA declines, bonuses are thereafter paid only to the extent it exceeds the previous highest EBITDA amount). Mr. Woods and Mr. Ditomassi were each granted options to purchase 350,000 shares of the Company's Common Stock at $2.00 (the market price on October 4, 2001), and they each received options to purchase an additional 150,000 shares of Common Stock after the shareholders approved the amendments to the 1999 Stock Option Plan with an option price pf $2.90. One-third of the shares covered by these options vest on the date of grant, with one-third vesting on the first anniversary of the grant and one-third on the second anniversary. The Company may terminate the employment of Mr. Woods or Mr. Ditomassi with or without cause.

THE FOREGOING REPORT IS SUBMITTED BY ALL MEMBERS OF THE COMPANY'S BOARD OF DIRECTORS WHO ARE THE FOLLOWING:

Charles W. Bone  George R. Ditomassi  Joseph I. Overholt  Don C. Stansberry, Jr.
J.D. Clinton     A.E. Jolley          Frank A. Woods


                         SHAREHOLDER RETURN COMPARISONS

         The following line-graph compares the cumulative shareholder returns for the Company over the past five (5) years with a broad market equity index and a published industry or line-of-business index. For these purposes, the Company has chosen the Nasdaq Market Index and a Peer Group Index composed of a combination of those industries classified as "Media - Broadcasting - TV" and "Retail - Catalog & Mail Order Houses" by Media General Financial Services, Inc. The chart below uses as a beginning price the average of the high and low bid of the Company's Stock on June 30, 1997 (the last trading day prior to fiscal year
1998), and assumes $100 invested on that date.

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                           AMONG SHOP AT HOME, INC.,
                    NASDAQ MARKET INDEX AND PEER GROUP INDEX


                           1997        1998       1999       2000       2001        2002

SHOP AT HOME, INC.        100.00      126.67     316.67     166.11     105.96       71.11
PEER GROUP INDEX          100.00      127.67     151.08     203.05     145.34      122.69
NASDAQ MARKET INDEX       100.00      132.56     185.76     279.51     154.79      104.99


                     ASSUMES $100 INVESTED ON JULY 1, 1997
                          ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING JUNE 30, 2002


Item 12.  Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                  The following information relates to the Common Stock of the Company beneficially owned, directly or indirectly, by all persons known by the Company to be the beneficial owners of more than five percent (5%) of the Common Stock, as of September 9, 2002. Unless otherwise noted, the named persons have sole voting and investment power with respect to the shares indicated.


                                                                    Amount and Nature of      Percent of
Name and Address of Beneficial Owner(1)                             Beneficial Ownership         Class

J.D. Clinton and SAH Holdings, Ltd.(2).......................                 4,312,124          10.3%

Legacy Media Partners, LLC; Legacy Asset Management, Inc.;
Legacy Investment Group, Inc.; Michael D. Easterly; John R.
Jordan; W. Charles Warner; and Glenn M. and Ronda J. Caudill
(the "Legacy Group") (3).....................................                 3,199,142           7.6%


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

(2) Mr. Clinton's address and the address of SAH Holdings, Ltd. ("SAH"), is 400 Fifth Avenue South, Suite 205, Naples, Florida 34102. SAH is a Florida limited partnership, and Gatehouse Equity Management Corporation, a Tennessee corporation ("GEM"), is its sole general partner. Mr. Clinton is chairman, a director and the sole shareholder of GEM. SAH currently owns 3,268,508 shares of Common Stock. Clinton Investments, Ltd., a Florida limited partnership of which GEM is also the sole general partner, owns 835,285 shares of Common Stock. GEM owns 18,600 shares of Common Stock. Mr. Clinton individually holds options to purchase 121,250 shares of Common Stock from the Company. Mr. Clinton's wife owns, individually, 9,320 shares of Common Stock. Two trusts, the beneficiaries of which are members of Mr. Clinton's immediate family, own 59,161 shares of Common Stock in the aggregate. All of the listed shares are assumed to be beneficially owned by Mr. Clinton. SAH Holdings, Ltd. is a Florida limited partnership and is unrelated to SAH Holdings, Inc., the subsidiary of the Company.

         (3) The address of the Legacy Group is 3384 Peachtree Road, N.E., Suite 300, Atlanta, Georgia 30326-1106. Legacy Media Partners, LLC ("LMP"), a Georgia limited liability company, is the beneficial owner of 2,829,332 shares, made up of 1,896,145 shares owned directly and certain shares for which it may be deemed to be the beneficial owner, as follows: 216,000 shares held by Mr. Jordan; 329,000 shares held by Mr. Warner, along with 15,000 shares owned by Mr. Warner jointly with his two daughters, 10,000 shares owned by Mr. Warner jointly with his wife, and 2,000 held individually by Mr. Warner's wife; and 262,466 shares owned directly by Mr. Caudill, and 125,121 shares owned directly by Mrs. Caudill. Jordan, Warner and the Caudills have each granted LMP a revocable proxy to vote such shares. Legacy Asset Management, Inc., a Georgia corporation and a member and the sole manager of LMP ("LAM"), is the beneficial owner of 369,810 shares which are directly owned by clients of LAM for whom LAM acts as an investment advisor. Of these 369,810 shares, 54,500 are directly owned by Mr. Easterly and 25,700 shares are owned by Legacy Investment Group, Inc., a Georgia corporation that is the holding company parent of LAM. Mr. Easterly is a director and the controlling shareholder of Legacy Investment Group.

                 SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

         The following table presents the beneficial ownership of the Common Stock of the Company, as of September 9, 2002, by the Company's directors, the executive officers named in the Remuneration of Directors and Officers, and by all directors and executive officers as a group.

Name of Beneficial Owner(1)           Amount and Nature of   Percent of
                                      Beneficial Ownership     Class

J.D. Clinton (2).................              4,312,124       10.3%
A.E. Jolley (3)..................                643,592        1.5
Joseph I. Overholt (4)...........                541,250        1.3
Frank A. Woods (5)...............                532,918        1.3
George R. Ditomassi(6)...........                511,168        1.2
Charles W. Bone(7)...............                165,000         *
Don C. Stansberry, Jr.(8)........                 29,300         *
Arthur D. Tek (9)................                313,000         *
Bennett S. Smith (10)............                 50,000         *
H. Wayne Lambert (11)............                101,600         *
George J. Phillips (12)..........                 73,000         *
Robert B. Wales(13)..............                 10,000         *
Thomas N. Merrihew(14)...........                 45,000         *
All Directors and executive officers as a group
     (13 persons)................              7,327,952       16.8%


* Less than 1.0%.




(1) In addition to those shares over which the person has voting power or investment power, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Proxy Statement upon the exercise of options and warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this Proxy Statement have been exercised.
(2) See notes in previous section under "Security Ownership of Certain Beneficial Owners." (3) Includes options to purchase 112,500 shares.
         (4) Includes options to purchase 106,250 shares.
(5)      Includes options to purchase 527,918 shares.
(6)      Includes options to purchase 504,108 shares.
(7)      Includes options to purchase 87,500 shares.
(8)      Includes options to purchase 20,000 shares.
(9)      Includes options to purchase 138,000 shares.
(10)     Includes options to purchase 50,000 shares.
(11)     Includes options to purchase 36,000 shares.
(12)     Includes options to purchase 56,000 shares.
(13)     Includes options to purchase 10,000 shares.
(14)     Includes options to purchase 45,000 shares.


Item 13.  Certain Relationships and Related Transactions

Compensation Committee Interlocks and Insider Participation

         The Board of Directors of the Company does not have a standing compensation committee. All directors of the Company participate in executive compensation decisions.

Transactions with Related Parties

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

         On September 1, 1999, the Company entered into a lease agreement with INSOUTH Bank under which the Company leased approximately 9,244 square feet of office space in a commercial building which is adjacent to the main offices of the Company in Nashville. The lease is for a term of five (5) years, with renewal options, at a lease rate that was determined by the Company to be comparable to the lease rates for comparable space in the area. Mr. Clinton, a Director and Chairman of the Board of the Company, is the controlling shareholder of INSOUTH Bank.

         An entity affiliated with Mr. Woods, a Director and Co-Chief Executive Officer of the Company, was paid in October 2000 a merchant banking fee of $200,000 in connection with a new revolving credit facility. The fee was approved by the Company's Board of Directors. The amount of the fee was determined by the Board of Directors to be comparable to fees for comparable services.


         In May 2001, Mr. Bone was elected to the Board of Directors and a member of the Office of the Chairman. Mr. Bone is a member of the law firm of Bone McAllester Norton PLLC which provides the Company's principal legal representation. During fiscal 2002, the Company paid $86,862 in legal fees to that law firm.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (a)(3) Exhibits See "Index to Exhibits" beginning on page 22, which is incorporated by reference herein.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 28th day of October, 2002.


                                 SHOP AT HOME, INC.


                                 By:___________________________________
                                    George J. Phillips
                                    Executive Vice President and General Counsel

CERTIFICATION



I, Frank A. Woods, certify that:



1. I have reviewed this annual report on Form 10-K/A of Shop At Home, Inc.;



2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: October 28, 2002


/s/ Frank A. Woods


Frank A. Woods


Co-Chief Executive Officer





I, George A. Ditomassi, certify that:



1. I have reviewed this annual report on Form 10-K/A of Shop At Home, Inc.;



2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: October 28, 2002


/s/ George A. Ditomassi


George A. Ditomassi


Co-Chief Executive Officer





I, Arthur D. Tek, certify that:



1. I have reviewed this annual report on Form 10-K/A of Shop At Home, Inc.;



2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: October 28, 2002


/s/ Arthur D. Tek


Arthur D. Tek


Executive Vice President and Chief Financial Officer

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

10.68 Loan and Security Agreement, between the Company and Foothill Capital Corporation, dated August 1, 2001, filed as Exhibit 10.68 to the Annual Report on Form 10-K/A, filed October 23, 2001, and incorporated by this reference.

10.69 Employment Agreement between Thomas N. Merrihew and Shop At Home, Inc., dated July 20, 2001, filed as Exhibit 10.69 to the Quarterly Report on Form 10-Q, filed October 25, 2001, and incorporated by this reference.

10.70 Employment Agreement between Bennett Scott Smith and Shop At Home, Inc., dated November 22, 2001, filed as Exhibit 10.70 to the Quarterly Report on Form 10-Q/A, filed February 14, 2002, and incorporated by this reference.

10.71 Employment Agreement between Frank A. Woods and Shop At Home, Inc., dated March 20, 2002, filed as Exhibit 10.71 to the Quarterly Report on Form 10-Q, filed April 19, 2002, and incorporated by this reference.

10.72 Employment Agreement between George R. Ditomassi and Shop At Home, Inc., dated March 20, 2002, filed as Exhibit 10.72 to the Quarterly Report on Form 10-Q, filed April 19, 2002, and incorporated by this reference.

10.73 Share Purchase Agreement, dated August 14, 2002, between Shop At Home, Inc. and Scripps Networks, Inc., filed as an appendix to the Preliminary Proxy Statement on Form 14A, filed September 24, 2002, and incorporated by this reference.

11 Schedule of Computation of Net Income Per Share (in Note 12 to Consolidated Financial Statements of the Company for the period ended June 30, 2000, included herein).

21**           Subsidiaries of the Company.

23.1*          Consent of Deloitte & Touche LLP

23.2*          Consent of PricewaterhouseCoopers LLP

99.1**         Certificate of Co-Chief Executive Officers under 18 U.S.C. 1350

99.2**         Certificate of Chief Financial Officer under 18 U.S.C. 1350

* Filed as a part of the Annual Report on Form 10-K previously filed and amended hereby, and incorporated herein by reference. ** Filed herewith.

EXHIBIT 21

Subsidiary                              State of Incorporation         Names Under Which Does Business
SAH Acquisition Corporation II              Tennessee                  WOAC(TV), KCNS(TV) and WRAY (TV)
SAH Acquisition Corporation                 Tennessee
Shop At Home Network, LLC                   Tennessee                  f/k/a/ Partners - SATH, L.L.C.
SAH-Northeast Corporation                   Tennessee                  WMFP(TV) and WSAH(TV)
SAH License, Inc.                           Nevada
SAH-Houston Corporation                     Tennessee
SAH License II, Inc.                        Nevada
Collector's Edge of Tennessee, Inc.         Tennessee


                                                                Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Shop At Home, Inc. (the "Company") on Form 10-K for the period ending June 30, 2002, as amended and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank
A. Woods, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  October 28, 2002

/s/ Frank A. Woods
Frank A. Woods
Co-Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Shop At Home, Inc. (the "Company") on Form 10-K for the period ending June 30, 2002, as amended and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George
R. Ditomassi, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  October 28, 2002

/s/ George R. Ditomassi
George R. Ditomassi
Co-Chief Executive Officer

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Shop At Home, Inc. (the "Company") on Form 10-K for the period ending June 30, 2002, as amended and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arthur
D. Tek, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  October 28, 2002

/s/ Arthur D. Tek
Arthur D. Tek
Executive Vice President
     and Chief Financial Officer