Form 10-Q
period 2002-09-30
SHOP AT HOME INC /TN/
filed 2002-11-04
CIK 810029

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


    For the Quarter Ended                    Commission File Number
     September 30, 2002                             0-25596
----------------------------           --------------------------------------


                         SUMMIT AMERICA TELEVISION, INC.
                     (formerly known as SHOP AT HOME, INC.)
     ----------------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock $.0025 par value                            41,958,247
------------------------------              -----------------------------------
         (Title of class)                          (Shares outstanding at
                                                      October 11, 2002)

                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                                      Index
                 Three Months Ended September 30, 2002 and 2001
--------------------------------------------------------------------------





Part     I        FINANCIAL INFORMATION

         Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets                           3

         Condensed Consolidated Statements of Operations                 4

         Condensed Consolidated Statements of  Cash Flows                5-6

         Notes to Condensed Consolidated Financial Statements            7-14

         Item 2 -  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       15-19

         Item 3 -  Quantitative  and  Qualitative  Disclosure  About
                     Market Risk                                         19-20

         Item 4 -  Controls and Procedures                               20-21


Part     II       OTHER INFORMATION

         Item 1 - Legal Proceedings                                      22

         Item 6 - Exhibits and Reports on Form 8-K                       22




                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------
                                                                              September 30,                     June 30,
                                                                                   2002                           2002
                                                                           ---------------------           -------------------
                                                                               (Unaudited)

ASSETS

Cash and cash equivalents                                                                11,669                        11,563
Restricted cash                                                                               4                             4
Accounts receivable - trade, net                                                          4,690                         5,575
Inventories, net                                                                         14,349                        13,117
Prepaid expenses                                                                          1,039                           626
Deferred tax assets                                                                       2,287                         2,306
                                                                           ---------------------           -------------------
     Total current assets                                                                34,038                        33,191

Property & equipment, net                                                                28,119                        30,468
Deferred tax asset                                                                       24,047                        20,891
Television station licenses                                                              89,251                        89,251
Goodwill                                                                                    528                           528
Other assets                                                                              3,786                         3,751
                                                                           ---------------------           -------------------
     Total assets                                                                       179,769                       178,080
                                                                           =====================           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                    36,177                        30,561
Current portion - capital leases and long term debt                                      17,729                           330
Deferred revenue                                                                            832                         1,356
                                                                           ---------------------           -------------------
     Total current liabilities                                                           54,738                        32,247

Capital leases                                                                               39                            96
Long-term debt                                                                           75,000                        92,500
Redeemable preferred stock:
   Series A - Redeemable at $10 per share, $10 par value, 1,000,000 shares authorized; 5,015 and 14,480 shares issued and outstanding at September 30,
   2002 and June 30, 2002, respectively                                                      50                          145
   Series B - $10 par value, 2,000 shares
   authorized, 0 issued and outstanding                                                       -                            -
   Series C - $10 par value, 10,000 shares
   authorized, 0 issued and outstanding                                                       -                            -
   Series D - $10 par value, 10,000 shares
   authorized, 3,000 issued and outstanding                                               3,000                            -

Stockholders' equity:
   Common stock - $.0025 par value, 100,000,000 shares authorized; September 30,
   2002 and June 30, 2002 and 41,958,247 and 41,953,747 shares issued at
   September 30, 2002
   and June 30, 2002, respectively                                                          105                           105
   Non-voting common stock - $.0025 par value,
   30,000,000 shares authorized, 0 issued and outstanding                                     -                             -
   Additional paid in capital                                                           111,213                       111,228
   Accumulated deficit                                                                 (60,539)                      (54,448)
   Note receivable from related party                                                   (3,837)                       (3,793)
                                                                           ---------------------           -------------------
     Total liabilities and stockholders' equity                                       $ 179,769                   $   178,080
                                                                           =====================           ===================

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                 Three Months Ended September 30, 2002 and 2001
                             (Thousands of Dollars)

                                                                         2002                                   2001
                                                                  -------------------                     ------------------
                                                                     (Unaudited)                              (Unaudited)


Net revenues                                                            $     53,141                             $   43,410
Operating expenses:
     Cost of goods sold                                                       34,084                                 28,413
     Salaries and wages                                                        4,564                                  4,310
     Transponder and affiliate charges                                        12,673                                  8,215
     General and administrative                                                5,328                                  4,405
     Depreciation and amortization                                             2,861                                  2,921
                                                                  -------------------                     ------------------
          Total operating expenses                                            59,510                                 48,264
                                                                  -------------------                     ------------------

Loss from operations                                                         (6,369)                                (4,854)

Interest income                                                                   73                                    182
Interest expense                                                             (2,933)                                (2,645)
Other income (expense)                                                             -                                    (4)
                                                                  -------------------                     ------------------
Net loss before taxes                                                        (9,229)                                (7,321)

Income tax benefit                                                             3,138                                  2,489

                                                                  -------------------                     ------------------
Net loss available for shareholders                                     $    (6,091)                            $   (4,832)
                                                                  ===================                     ==================

Basic and diluted loss per common share:                                $     (0.15)                            $    (0.12)
                                                                  ===================                     ==================



























          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2002 and 2001
                             (Thousands of Dollars)
                                                                                      2002                        2001
                                                                               -------------------         -------------------
                                                                                   (Unaudited)                 (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:

   Net loss                                                                              $(6,091)                    $(4,832)
   Non-cash expenses/(income) included in net loss:
     Depreciation and amortization                                                          2,861                       2,921
     Gain on disposal of assets                                                                 -                           -
     Deferred tax benefit                                                                 (3,137)                     (2,489)
     Deferred interest                                                                        522                         283
     Provision for bad debt                                                                   195                         347
     Provision for inventory obsolescence                                                       -                           -
   Changes in current and non-current items:
     Accounts receivable                                                                      690                     (2,893)
     Inventories                                                                          (1,232)                     (2,454)
     Prepaid expenses and other assets                                                      (413)                       (397)
     Accounts payable and accrued expenses                                                  5,616                       (330)
     Deferred revenue                                                                       (524)                       (647)
                                                                               -------------------         -------------------
       Net cash used by operations                                                        (1,513)                    (10,491)
                                                                               ===================         ===================

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of equipment                                                                  (503)                       (680)
     Net change in restricted cash                                                              -                           -
     Other assets                                                                           (103)                         (7)
                                                                               -------------------         -------------------
       Net cash used in investing activities                                                (606)                       (687)
                                                                               ===================         ===================

CASH FLOWS FROM FINANCING ACTIVITIES:

     Preferred stock dividends                                                               (23)                           -
     Deferred finance charges                                                               (464)                           -
     Repayments of debt and capitalized leases                                              (158)                       (211)
     Proceeds from preferred stock                                                          3,000                           -
     Proceeds from debt                                                                         -                      17,500
     Exercise of stock options and warrants                                                     8                           3
     Issuance of shareholder notes                                                           (43)                           -
     Preferred stock redemption                                                              (95)                           -
                                                                               -------------------         -------------------
        Net cash provided (used) by financing activities                                    2,225                      17,292
                                                                               ===================         ===================

NET INCREASE/(DECREASE) IN CASH                                                               106                       6,114

     Cash beginning of period                                                              11,563                      19,557
                                                                               -------------------         -------------------
     Cash end of period                                                                   $11,669                     $25,671
                                                                               ===================         ===================


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                 Three Months Ended September 30, 2002 and 2001
                             (Thousands of Dollars)

--------------------------------------------------------------------------------------------------------------------------------

                                                                            2002                                2001
                                                                  --------------------------          --------------------------
                                                                        (Unaudited)                          (Unaudited)


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                                        $         346                       $         222
                                                                  ==========================          ==========================


SCHEDULE OF NONCASH FINANCING ACTIVITIES

Accrued Series D preferred stock dividends                                    $          23                       $           -
                                                                  ==========================          ==========================






































          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2002 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         All dollar values have been expressed in thousands (000s) unless otherwise noted except for per share data. The financial information included herein is unaudited for the quarter ended September 30, 2002 and 2001; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company, necessary for a fair presentation of financial condition and results of operations of the interim periods. The condensed consolidated balance sheet data for the fiscal year ended June 30, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The accounting policies followed by the Company are set forth in the Company's financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

         Certain amounts in the prior periods' condensed consolidated financial statements have been reclassified for comparative purposes to conform to the current year presentation.
NOTE 2 -- INVENTORY

        The components of inventory at September 30, 2002 and June 30, 2002 are as follows:

                                                                     September 30,             June 30,
                                                                         2002                    2002
                                                                         ----                    ----

           Products purchased for resale                                   $   14,966             $   13,801

           Valuation allowance                                                  (617)                  (684)
                                                                  --------------------
                                                                                           ------------------
           Total                                                           $   14,349             $   13,117
                                                                  ====================     ==================


NOTE 3 - INDEBTEDNESS

         On August 1, 2001, the Company obtained a new $17,500 revolving line of credit from a financial institution. No principal payments are due before maturity except as required if certain assets are sold. The facility requires that interest be paid at least quarterly at a variable rate (6.875% at September 30, 2002) based on LIBOR or prime rate. The facility is collateralized by substantially all of the Company's assets, except those which secure the Senior Secured Notes. The facility contains covenants restricting the sale of assets, mergers and investments and requiring that cash on hand exceed $3.0 million at all times. This credit facility restricts the Company from paying dividends on its common stock and has cumulative quarterly requirements for EBITDA, as defined in the agreement. The Company failed to comply with the cumulative EBITDA covenant for the six months ended December 31, 2001. On February 11, 2002, the Company was granted a waiver of the EBITDA violation within an amendment to the loan agreement with the lender. The amendment also prospectively eliminated the EBITDA covenant through June 30, 2002. The Company was in compliance with all covenants at June 30, 2002. Subsequent to June 30, 2002, the Company and lender agreed to lower the EBITDA requirements for the fiscal year ending June 30, 2003, to conform to the historical fiscal 2002 results. On September 3, 2002, the Company amended its $17.5 million senior credit facility to reset its EBITDA covenant to conform to recent operating results. Other provisions of the amendment are expected to require the Company to dispose of television stations or obtain additional equity. Station disposals are not required unless the sale price is at least equal to the appraised value. The proceeds from any disposals or additional equity must be used to reduce the balance of the credit facility. The lender also extended the maturity of the loan from August 1, 2003 to September 30, 2003; this debt is accordingly classified as currently payable in the September 30, 2002 balance sheet. The facility was repaid in full on October 31, 2002, as part of the sale of Network assets to Scripps.

         The carrying value of the revolving line of credit approximates fair value at September 30, 2002, as the base interest rate charged is at LIBOR and is reset to reflect changes in LIBOR.

         Senior Secured Notes in the amount of $75.0 million, classified as long-term debt in the September 30, 2002 balance sheet, were repaid in full on October 31, 2002 as a part of the sale of the Network assets to Scripps.

NOTE 4 - NET LOSS PER SHARE

         The following table sets forth for the periods indicated the calculation of net loss per share included in the Company's Consolidated Statements of Operations:


                                                                        Three Months Ending September 30,
                                                                      2002                            2001
                                                                      ----                            ----

Numerator:
     Loss from continuing operations                                    $   (6,091)                      $  (4,832)
     Preferred dividends                                                         23                               -
                                                              ----------------------          ----------------------
     Numerator for basic earnings per
          share-income (loss) available to
          common stockholders                                           $   (6,114)                      $  (4,832)
                                                              ======================          ======================
Denominator:
     Denominator for basic earnings per
          share-weighted-average shares                                      41,957                          41,816
     Effect of dilutive securities                                                -                               -
                                                              ----------------------          ----------------------
     Denominator for diluted earnings per
          share-adjusted weighted-average
          shares and assumed conversions                                     41,957                          41,816
                                                              ======================          ======================
Basic and diluted loss from continuing
     operations per share                                                $   (0.15)                      $   (0.12)
                                                              ======================          ======================

         Although the amounts are excluded from the computations in loss years because their inclusion would be anti-dilutive they are shown here for informational and comparative purposes only:

      Employee stock options                                                  4,684                           3,276
      Warrants                                                                2,000                           2,000
      Convertible preferred stock                                             3,005                              16

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




                             OPERATING SEGMENT DATA
                                                            Three Months Ended September 30,
                                                           2002                           2001
                                                           ----                           ----
         Revenue:
              Network                                         $    47,301                    $   39,345
              Shopathometv.com                                      5,840                         4,065
                                                 -------------------------       -----------------------
                                                              $    53,141                    $   43,410
                                                 =========================       =======================
         Operating income (loss):
              Network                                        $    (7,326)                   $   (4,385)
              Shopathometv.com                                        957                         (469)
                                                 -------------------------       -----------------------
                                                             $    (6,369)                   $   (4,854)
                                                 =========================       =======================
         Depreciation and amortization:
              Network                                         $     2,297                     $   2,353
              Shopathometv.com                                        564                           568
                                                 -------------------------       -----------------------
                                                              $     2,861                     $   2,921
                                                 =========================       =======================
         Interest income:
              Network                                           $      73                      $    182
              Shopathometv.com                                          -                             -
                                                 -------------------------       -----------------------
                                                                $      73                      $    182
                                                 =========================       =======================
         Interest expense:
              Network                                          $    2,933                     $   2,645
              Shopathometv.com                                          -                             -
                                                 -------------------------       -----------------------
                                                               $    2,933                     $   2,645
                                                 =========================       =======================
         Income (loss) before taxes:
              Network                                        $   (10,186)                   $   (6,852)
              Shopathometv.com                                        957                         (469)
                                                 -------------------------       -----------------------
                                                              $   (9,229)                   $   (7,321)
                                                 =========================       =======================
         Income tax (expense) benefit:
              Network                                          $    3,463                     $   2,330
              Shopathometv.com                                      (325)                           159
                                                 -------------------------       -----------------------
                                                               $    3,138                     $   2,489
                                                 =========================       =======================

         Total assets:                              September 30, 2002               June 30, 2002
              Network                                         $   172,184                    $  167,726
              Shopathometv.com                                      7,585                        10,354
                                                 -------------------------       -----------------------
                                                              $   179,769                    $  178,080
                                                 =========================       =======================

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

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

         The Company's carrying value of goodwill of $528 at September 30, 2002, June 30, 2002 and 2001 is attributable to its network reporting segment. The Company completed the first step of the transitional goodwill impairment test during the quarter ended December 31, 2001 and determined that no potential impairment exists. As a result, the Company has recognized no transitional impairment loss in connection with the adoption of SFAS No. 142.

         The Company has chosen June 30 of each year as its annual impairment testing date for intangible assets not subject to amortization and goodwill. As of September 30, 2002 and June 30, 2002, the Company has recorded no impairment loss in connection with these assets.

NOTE 7 - SALE OF NETWORK ASSETS TO SCRIPPS

            On October 31, 2002, the Company closed the sale of a 70% interest in its television and Internet home shopping network to a subsidiary of The E.W. Scripps Company ("Scripps"). The Company retains a 30% interest in the network and also retains ownership of its five full-power television stations, certain wireless spectrum assets and tax-loss carry-forward benefits.

            The closing was completed on the basis of a Share Purchase Agreement (the "Agreement") entered into by the parties dated August 14, 2002 and approved by the Company's shareholders on October 30, 2002. Under the Agreement, the Company transferred its network to a subsidiary (the "Operating Company") in a two-tier holding company structure. The Operating Company received substantially all the assets of the network as well as assuming certain of its current liabilities. As part of the closing, the Company retired its obligations under a $17.5 million senior credit facility and its $75,000,000 of 11% Senior Secured Notes due 2005, but retained certain liabilities associated with pending litigation and certain other contractual obligations. The Company sold a 70% interest in the Operating Company for a cash purchase price of $49.5 million, and the Company retained $3.0 million in cash.

            The Company has the right to require Scripps to purchase its 30% interest in the Operating Company during the period beginning on the second anniversary of the closing and ending on the fifth anniversary, at a cash purchase price equal to the fair market value of the 30% interest. After five years, Scripps has the right to require the Company to sell the 30% interest to Scripps at a price equal to fair market value. Scripps also has the right to require the Company to sell its 30% interest in certain other events, including a change of control of the Company, the Company's breach of certain obligations to Scripps or the Company's insolvency. The Company is restricted in its ability to sell its 30% interest to a third party without first offering to sell the interest to Scripps. Scripps is restricted in its ability to sell all or a part of its 70% interest to a third party, if such transfer would result in a change of control of the Operating Company, unless the purchaser also agrees to purchase the Company's interest. If the Company declines to sell its interest, Scripps has the right, but not the obligation, to require the Company to sell its interest at the same pricing.

            Scripps has also loaned $47.5 million to the Company payable in three years. The loan bears interest at 6%, payable quarterly, and is secured by an assignment of the Company's 30% interest in the Operating Company and the encumbrance of the assets of the Company's television stations located in the Boston, San Francisco and Cleveland markets. The Company used the purchase price and these loan proceeds to retire debt and for working capital purposes.

            The Operating Company is governed by a five member board, three members of which are selected by Scripps and two selected by the Company. Scripps has agreed to loan up to $35.0 million to the Operating Company to be used for working capital purposes.

            The Company has entered into a three year affiliation agreement with the Operating Company, under which the Company agrees to carry the network programming on its five television stations, located in the Boston, San Francisco, Cleveland, Raleigh and Bridgeport, Connecticut, markets. Company retains the right to terminate the affiliation agreement after 15 months.

            In addition, on August 15, 2002, Scripps purchased $3,000,000 aggregate amount of newly authorized Series D Senior Redeemable Preferred Stock from the Company. The shares of Preferred Stock will mature on April 15, 2005, at which time the Company will be obligated to redeem the shares for a price equal to their original purchase price plus accrued and unpaid dividends. Dividends of 6% are payable quarterly, with the Company having the right to defer payment of the dividends until maturity

            The shares of Preferred Stock are not convertible to any other shares of capital stock of the Company and do not vote (unless granted that right by statute). The shares of Preferred Stock carry a liquidation preference to the Company's Common Stock and are on parity with the Company's outstanding shares of Series A Preferred Stock. Other than the Series A and D Preferred Stock, the Company has no other series of preferred stock outstanding.

NOTE 8 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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



                                                                      CONSOLIDATING BALANCE SHEET DATA

                                    September 30, 2002                                  June 30, 2002
                                    ------------------                                  -------------
                                  GuarantorNon-Guarantor                              Guarantor   Non-Guarantor
                       Parent SubsidiariesSubsidiariesEliminationsConsolidatedParentSubsidiariesSubsidiariesEliminationsConsolidated
                       -------------------------------------------------------------------------------------------------------------

Assets:
Cash and cash equivalents   $ 11,656   $   13    $      -   $     -  $11,669   $ 11,542   $     21  $    -  $       -     $   11,563
Restricted cash                    4        -           -         -        4          4          -       -          -              4
Accounts receivable           58,638        -           -  (53,948)    4,690     58,214          -       -   (52,639)          5,575
Inventories                   14,349        -           -         -   14,349     13,117          -       -          -         13,117
Prepaid expenses                 987       52           -         -    1,039        615         11       -          -            626
Deferred tax assets            2,287        -           -         -    2,287      2,306          -       -          -          2,306
                           ---------- -------- ----------- --------- --------  --------- ---------- ------- ---------- -------------
Total current assets          87,921       65           -  (53,948)   34,038     85,798         32       -    52,639)         33,191

Property and equipment,
     Net                       9,836    6,330      11,953         -   28,119     12,403      6,037  12,028          -         30,468
Deferred tax assets           41,487        -           -  (17,440)   24,047     38,245          -       -   (17,354)         20,891
Television station licenses        -   89,251           -         -   89,251          -     89,251       -          -         89,251
Goodwill                         528        -           -         -      528        528          -       -          -            528
Other assets                   3,618      168           -         -    3,786      3,584        167       -          -          3,751
Investment in subsidiaries    23,816   22,748           -  (46,564)        -     23,816     22,748       -   (46,564)              -
                           ---------- -------- ----------- --------- --------  --------  ---------- ------- ---------- -------------
Total assets               $ 167,206 $118,562   $  11,953$(117,952) $179,769   $164,374   $118,235 $12,028 $(116,557)    $   178,080
                           ========== ======== =========== ========= ========  ========= ========== ======= ========== =============


Liabilities and
    Stockholders' Equity:
      Current portion--capital
          Leases and long-term
          Debt               $17,729  $     -    $      -   $     -  $17,729   $ 330       $     -  $    -     $    -      $     330

      Accounts payable and
          Accrued expenses    35,678   27,952      13,522  (40,975)   36,177     29,926     27,879  13,522   (40,766)         30,561
      Deferred revenue           832        -           -         -      832      1,356          -       -          -          1,356
                           ---------- -------- ----------- --------- --------  --------- ---------- ------- ---------- -------------

      Total current
         liabilities          54,239   27,952      13,522  (40,975)   54,738     31,612     27,879  13,522   (40,766)         32,247

      Long-term debt including
           Capital leases     75,039        -           -         -   75,039     92,596          -       -          -         92,596
      Deferred income taxes        -   17,440           -  (17,440)        -          -     17,354       -   (17,354)              -
      Redeemable preferred
          Stock                3,050        -           -         -    3,050        145          -       -          -            145
      Common stock               105       20           -      (20)      105        105         20       -       (20)            105
      Additional paid-in
          capital            111,213   46,545           -  (46,545)  111,213    111,228     46,545       -   (46,545)        111,228
      Accumulated earnings
                (deficit)   (72,603)   26,605     (1,569)  (12,972)  60,539)   (67,519)     26,437 (1,494)   (11,872)       (54,448)
      Notes receivable       (3,837)        -           -         -  (3,837)    (3,793)          -       -          -        (3,793)
                           ---------- -------- ----------- --------- --------  --------- ---------- ------- ---------- -------------
      Total liabilities and
           Stockholders'
                 equity    $167,206   $118,562   $ 11,953 $(117,952) $179,769  $164,374  $ 118,235 $12,028 $(116,557)    $   178,080
                           ========== ======== =========== ========= ========  ========= ========== ======= =========  =============



            Consolidating Statement of Operations and Cash Flow Data

                                                          For the Three Months Ended:
                                    September 30, 2002                                  September 30, 2001
                               Guarantor  Non-Guarantor                              Guarantor  Non-Guarantor
                        ParentSubsidiariesSubsidiariesEliminationsConsolidatedParentSubsidiariesSubsidiariesEliminationsConsolidated
                        ------------------------------------------------------------------------------------------------------------


Net revenues                50,915      2,226                     -     53,141      41,246    2,164                    -      43,410
Cost of goods sold          34,084          -                     -     34,084      28,413        -                    -      28,413
Operating expenses          23,379      1,972           75        -     25,426      17,589    2,187         75         -      19,851
                        ----------- ---------- ------------ -------- ---------- ----------- -------- ---------- --------- ----------
Income (loss) from
   Operations              (6,548)        254         (75)        -    (6,369)     (4,756)     (23)       (75)         -     (4,854)

Interest income                 73          -            -        -         73         181        1                    -         182
Interest expense           (2,933)          -            -        -    (2,933)     (2,645)                             -     (2,645)
Other income (expense)           -          -            -        -          -         (4)                             -         (4)
                        ----------- ---------- ------------ -------- ---------- ----------- -------- ---------- --------- ----------
Net income (loss) before
   taxes                   (9,408)        254         (75)        -    (9,229)     (7,224)     (22)       (75)         -     (7,321)

Income tax  (expense)
   benefit                   3,224       (86)            -        -      3,138       2,481        8          -         -       2,489
                        ----------- ---------- ------------ -------- ---------- ----------- -------- ---------- --------- ----------
Net income (loss)          (6,184)        168         (75)        -    (6,091)     (4,743)     (14)       (75)         -     (4,832)
                        =========== ========== ============ ======== ========== =========== ======== ========== ========= ==========
CASH FLOWS
Cash provided by
   (used in) operations    (1,959)        446            -        -    (1,513)    (10,641)      150          -         -    (10,491)
Cash provided by
   (used in) investing
    activities               (153)      (453)            -        -      (606)       (554)    (133)          -         -       (687)
Cash provided by
    (used in) financing
    activities               2,225          -            -        -      2,225      17,292        -          -         -      17,292
                        ----------- ---------- ------------ -------- ---------- ----------- -------- ---------- --------- ----------
Increase (decrease) in
    cash                       113        (7)            -        -        106       6,097       17          -         -       6,114

Cash at beginning of
    period                  11,542         21            -        -     11,563      19,562      (5)          -         -      19,557
                        ----------- ---------- ------------ -------- ---------- ----------- -------- ---------- --------- ----------
Cash at end of period       11,655         14            -        -     11,669      25,659       12          -         -      25,671
                        =========== ========== ============ ======== ========== =========== ======== ========== ========= ==========


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

         The Company recognizes product sales upon delivery of merchandise to the customer. Sales are reduced by estimated sales returns to arrive at net sales. The Company's return policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery. The estimated return percentage for the three months ended September 30, 2002, was arrived at based upon empirical evidence of actual returns, and the percentage was applied against sales to arrive at net sales. Actual levels of merchandise returned may vary from these estimates.

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

Overview

         The following table sets forth for the periods indicated the percentage relationship to net revenues of certain items included in the Company's Statements of Operations:


                                                                                Three Months Ended
                                                                                  September 30,


                                                                           2002               2001
                                                                           ----               ----

Net revenues                                                              100.0 %            100.0   %

Cost of goods sold                                                         64.1               65.5

Salaries and wages                                                          8.6                9.9
Transponder and affiliate charges                                          23.9               18.9
General and administrative expenses                                        10.0               10.2
Depreciation and amortization                                               5.4                6.7
     Total operating expenses                                             112.0              111.2

Interest income                                                             0.1                0.4
Interest expense                                                            5.5                6.1
Other income                                                                  -                  -
Net loss before income taxes                                              (17.4)            (16.9)
Income tax benefit                                                          5.9                5.8
Net loss                                                                  (11.5)            (11.1)


Three months ended September 30, 2002 vs. three months ended September 30, 2001

         Net Revenues. The Company's net revenues for the quarter ended September 30, 2002, were $53.1 million, an increase of 22.4% from $43.4 million for the same quarter in 2001. Returns for the first quarter increased from $9.3 million or 18.7% of sales last year to $13.8 million or 22.0% of sales this year. Chargebacks decreased from $0.2 million or 0.5% of sales last year to $0.1 million or 0.1% of sales this year. The core business of sales through the television network accounted for 89.0% of total net revenues; shopathometv.com represented 11.0% of the Company's total net revenues or $5.8 million. The increase in net revenues was primarily due to a greater number of homes reached by the television network due to the successful launch of the Network on DirecTV, the largest DBS system, in late October 2001.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and freight. For the quarter ended September 30, 2002, the cost of goods sold decreased as a percentage of net revenues to 64.1% from 65.5% in the comparable 2001 period. The improvement in cost of goods in relation to net revenues was due primarily to better merchandise planning and price negotiation.

         Salaries and Wages. Salaries and wages for the quarter ended September 30, 2002 were $4.6 million, an increase of $0.3 million over the comparable 2001 quarter. Salaries and wages, as a percent of revenues, decreased to 8.6% in the 2002 period compared to 9.9% in the 2001 period. The increase was due to the addition of executive personnel, including Co-chief Executive Officers, subsequent to October 1, 2001.

         Transponder and Affiliate Charges. Transponder and affiliate charges for the quarter ended September 30, 2002 were $12.7 million, an increase of $4.5 million or 54.3% over the comparable 2001 quarter. The increase was due to the addition of households to the Network's reach, although the average cost per household declined.

         General and Administrative. General and administrative expenses for the quarter ended September 30, 2002 were $5.3 million, an increase of $0.9 million or 20.9% over the comparable 2001 quarter. The increase was primarily due to expenses which rose in proportion to sales, such as credit card fees, and to $0.5 million in costs associated with the sale of Network assets to Scripps described below.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended September 30, 2002 was $2.9 million, virtually unchanged from last year.

         Interest. Interest expense was $2.9 million compared to $2.6 million in the prior period. The increase was due to additional fees associated with the Company's revolving credit line.

Sale of Network Assets to Scripps

            On October 31, 2002, the Company closed the sale of a 70% interest in its television and Internet home shopping network to a subsidiary of The E.W. Scripps Company ("Scripps"). The Company retains a 30% interest in the network and also retains ownership of its five full-power television stations, certain wireless spectrum assets and tax-loss carry-forward benefits.

            The closing was completed on the basis of a Share Purchase Agreement (the "Agreement") entered into by the parties dated August 14, 2002 and approved by the Company's shareholders on October 30, 2002. Under the Agreement, the Company transferred its network to a subsidiary (the "Operating Company") in a two-tier holding company structure. The Operating Company received substantially all the assets of the network as well as assuming certain of its current liabilities. As part of the closing, the Company retired its obligations under a $17.5 million senior credit facility and its $75,000,000 of 11% Senior Secured Notes due 2005, but retained certain liabilities associated with pending litigation and certain other contractual obligations. The Company sold a 70% interest in the Operating Company for a cash purchase price of $49.5 million, and the Company retained $3.0 million in cash.

            The Company has the right to require Scripps to purchase its 30% interest in the Operating Company during the period beginning on the second anniversary of the closing and ending on the fifth anniversary, at a cash purchase price equal to the fair market value of the 30% interest. After five years, Scripps has the right to require the Company to sell the 30% interest to Scripps at a price equal to fair market value. Scripps also has the right to require the Company to sell its 30% interest in certain other events, including a change of control of the Company, the Company's breach of certain obligations to Scripps or the Company's insolvency. The Company is restricted in its ability to sell its 30% interest to a third party without first offering to sell the interest to Scripps. Scripps is restricted in its ability to sell all or a part of its 70% interest to a third party, if such transfer would result in a change of control of the Operating Company, unless the purchaser also agrees to purchase the Company's interest. If the Company declines to sell its interest, Scripps has the right, but not the obligation, to require the Company to sell its interest at the same pricing.

            Scripps has also loaned $47.5 million to the Company payable in three years. The loan bears interest at 6%, payable quarterly, and is secured by an assignment of the Company's 30% interest in the Operating Company and the encumbrance of the assets of the Company's television stations located in the Boston, San Francisco and Cleveland markets. The Company used the purchase price and these loan proceeds to retire debt and for working capital purposes.

            The Operating Company is governed by a five member board, three members of which are selected by Scripps and two selected by the Company. Scripps has agreed to loan up to $35.0 million to the Operating Company to be used for working capital purposes.

            The Company has entered into a three year affiliation agreement with the Operating Company, under which the Company agrees to carry the network programming on its five television stations, located in the Boston, San Francisco, Cleveland, Raleigh and Bridgeport, Connecticut, markets. Company retains the right to terminate the affiliation agreement after 15 months.

            In addition, on August 15, 2002, Scripps purchased $3,000,000 aggregate amount of newly authorized Series D Senior Redeemable Preferred Stock from the Company. The shares of Preferred Stock will mature on April 15, 2005, at which time the Company will be obligated to redeem the shares for a price equal to their original purchase price plus accrued and unpaid dividends. Dividends of 6% are payable quarterly, with the Company having the right to defer payment of the dividends until maturity.

            The shares of Preferred Stock are not convertible to any other shares of capital stock of the Company and do not vote (unless granted that right by statute). The shares of Preferred Stock carry a liquidation preference to the Company's Common Stock and are on parity with the Company's outstanding shares of Series A Preferred Stock. Other than the Series A and D Preferred Stock, the Company has no other series of preferred stock outstanding.

         Liquidity and Capital Resources

                  As a result of the completed sale of the Network assets to Scripps on October 31, 2002, the Company believes that it has sufficient liquidity for continuing operations. The Company projects that beginning cash on hand resulting from the sale, combined with the revenue from Scripps related to the affiliation of the Company's five owned and operated television stations, will be sufficient to fund operating expenses. The Company's forecasted capital expenditures relate primarily to the construction of digital transmission facilities at three of its television stations which will total an estimated $2.4 million. The timing of these expenditures is subject to governmental approval. It is possible that the Company may require additional funding to complete the digital facilities. Management believes that such funding would be available from lenders.

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

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The two most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No. 13, Accounting for Leases. As a result of the elimination of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations--Discontinued Events and Extraordinary Items. The amendment to SFAS No. 13 changes the accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions to require those lease modifications to be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The amendment to SFAS No. 13 is effective for all transactions after May 15, 2002. Management does not believe the adoption of SFAS No. 145 will have a material effect on the consolidated financial position, results of operations or cash flows of the Company. However, any gain or loss on the early extinguishment of the Company's long-term debt will be classified in operations rather than classified as an extraordinary item in the Company's consolidated statement of operations.

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

         The Company is exposed to some market risk through interest rates related to its investment of its current cash and cash equivalents of approximately $11.7 million as of September 30, 2002. These funds are generally invested in highly liquid instruments with short-term maturities. As such instruments mature and the funds are re-invested, the Company is exposed to changes in market interest rates. This risk is not considered material and the Company manages such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

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

ITEM 4.  CONTROLS AND PROCEDURES

        We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under supervision and with the participation of management, including our chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

FORWARD-LOOKING STATEMENTS

         This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Summit America Television, Inc. (the "Company" or "Summit America Television") based these forward-looking statements largely on its current expectations and projections about future events and financial trends affecting the financial condition of its business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Summit America Television, including, among other things:

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

         In addition, in this report, the words "believe," "may," "will,"
"estimate,"   "continue,"   "anticipate,"   "intend,"   "expect"   and   similar
expressions, as they relate to Summit America Television, its business or management, are intended to identify forward-looking statements.

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

Item 6.          Reports On Form 8-K.

                 Form 8-K Reports

                 The Company filed two reports on Form 8-K during the quarter ending September 30, 2002, reporting the following:

                  Form 8-K filed August 16, 2002, reporting that on August 14, 2002, Shop at Home, Inc. entered into a Share Purchase Agreement with a subsidiary of The E.W. Scripps Company pursuant to which the Company will sell a 70% interest in its television and Internet home shopping network to Scripps. The transaction is scheduled for approval of the shareholders of the Company at a meeting scheduled for October 16, 2002, and is also subject to antitrust clearance under the Hart-Scott-Rodino Act. The Company will retain a 30% interest in the network and will also retain ownership of its five full-power television stations, certain wireless spectrum assets and tax-loss carry-forward benefits.

                  Form 8-K filed September 9, 2002, reporting that on September 9, 2002, Shop At Home, Inc. held a conference call to discuss the Company's financial results for its fiscal year 2002 ending June 30, 2002. These results were filed with the SEC on the Form 10-K filed on September 6, 2002. The Company elected to voluntarily file a copy of this transcript with Form 8-K to ensure that the contents of such conference call are fully disseminated and that any investor of Shop At Home, Inc. have full access to such transcript.

                 Exhibits

                            3(i).9      Charter amendemnt
                                10.74      Loan Agreement Scripps
                                10.75      Severance Woods
                                10.76      Severance Tek
                                10.77      Severance Merrihew
                                10.78      Severance Smith
                                99.1       Sarbanes-Oxley Act of 2002
                                99.2       Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT AMERICA TELEVISION, INC.
(formerly know as SHOP AT HOME, INC.)

By:         /s/ George R. Ditomassi                  Date:  10/31/02
         -----------------------------------
         George R. Ditomassi
         Co-Chief Executive Officer, Director

By:        /s/ Frank A. Woods                        Date:  10/31/02
         -----------------------------------
         Frank A. Woods
         Co-Chief Executive Officer, Director

By:        /s/Arthur D. Tek                          Date:  10/31/02
         -----------------------------------
         Arthur D. Tek
         Executive Vice President and Chief Financial Officer

                                  CERTIFICATION
I, George R. Ditomassi, certify that:
1.   I have reviewed this quarterly  report on Form 10-Q of Shop At Home,  Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 31, 2002
   /s/ George R. Ditomassi
George R. Ditomassi
Co-Chief Executive Officer

                                  CERTIFICATION
I, Frank A. Woods, certify that:
1.   I have reviewed this quarterly  report on Form 10-Q of Shop At Home,  Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 31, 2002
 /s/ Frank A. Woods
Frank A. Woods
Co-Chief Executive Officer

                                  CERTIFICATION
I, Arthur D. Tek, certify that:
1.   I have reviewed this quarterly  report on Form 10-Q of Shop At Home,  Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 31, 2002
 /s/ Arthur D. Tek
Arthur D. Tek
Chief Financial Officer

                                                                  Exhibit 3(i).9
                              ARTICLES OF AMENDMENT
                       TO AMENDED AND RESTATED CHARTER OF

                               SHOP AT HOME, INC.


         Pursuant to the provisions of Section 48-20-106 of the Tennessee Business Corporations Act, the undersigned corporation adopts the following Articles of Amendment to its Amended and Restated Charter:

1.                The name of the Corporation is
                               Shop At Home, Inc.
2. Article 1 of the Corporation's Amended and Restated Charter is amended and fully restated as follows:

                  The name of the Corporation is:

                         Summit America Television, Inc.
3. This amendment was duly adopted as of October 30, 2002, by a majority vote of all of the issued and outstanding shares of the Corporation.

4. This amendment is to be effective upon filing in the Office of the Secretary of State of the State of Tennessee.

         EXECUTED as of this 30th day of October, 2002.

                                                     SHOP AT HOME, INC.


                                           BY:  /s/ Frank A. Woods
                                                    Frank A. Woods,
                                                     Co-Chief Executive Officer


                                           BY:  /s/ George R. Ditomassi
                                                     George R. Ditomassi
                                                     Co-Chief Executive Officer

Filed
State of Tennessee
Secretary of State
2002 OCT 31

                                                                   Exhibit 10.74
                           LOAN AND SECURITY AGREEMENT

                                     BETWEEN

                            THE E.W. SCRIPPS COMPANY,

                                 AS THE LENDER,

                                       AND

                         SUMMIT AMERICA TELEVISION, INC.
                           (f/k/a SHOP AT HOME, INC.),

                                   KCNS, INC.,

                                   WMFP, INC.,

                                   WOAC, INC.,

                                       AND

                                SAH LICENSE, INC.

                                AS THE BORROWERS

                           LOAN AND SECURITY AGREEMENT

THIS LOAN AND SECURITY AGREEMENT (this "Agreement") is dated as of October 31, 2002, among SUMMIT AMERICA TELEVISION, INC. (formerly known as SHOP AT
HOME,  INC.),  a  Tennessee  corporation  ("SATH"),   KCNS,  INC.,  a  Tennessee
corporation  ("KCNS"),   WMFP, INC., a Tennessee  corporation ("WMFP"),
WOAC, INC., a Tennessee corporation ("WOAC"), and SAH LICENSE, INC., a
Nevada  corporation  ("SAH  License"),  as the borrowers  (each of the foregoing
individually,   a  "Borrower"  and,   collectively,    the
"Borrowers"), and THE E.W. SCRIPPS COMPANY, an Ohio corporation, as the lender (the "Lender"). Capitalized and certain other terms are defined in Section 8 of this Agreement.
                                    AGREEMENT


         In consideration of the mutual agreements contained in this Agreement, the parties hereby agree as follows:

SECTION 1
                      LOAN, PREPAYMENT AND USE OF PROCEEDS

1.1 Loan. Subject to the terms and conditions of this Agreement, the Borrowers agree to borrow from the Lender, and the Lender agrees to loan to the Borrowers, the principal sum of $47,500,000.00 (the "Loan"). The obligation to repay the Loan pursuant to this Agreement will be evidenced by a promissory note (the "Note") of the Borrowers in the principal amount of $47,500,000.00 in the form attached hereto as Exhibit A and made a part hereof, and on the terms set forth therein.

1.2 Prepayment. The Loan may be prepaid prior to maturity at any time or from time to time, in whole or in part, without penalty or premium. If the Borrowers make any prepayment of the Loan, such prepayment will be applied first to payment of accrued but unpaid interest on the principal balance of the Loan through the date of prepayment and then to payment of principal. After any partial prepayment, regular payments will continue to be due and payable in the same amounts and at the same times as required by the Note prior to prepayment until the Loan is paid in full.

         The parties acknowledge that the Loan is secured by the Collateral. Without limiting any other provision of this Agreement, if any Borrower sells, transfers or otherwise disposes of, whether by sale of assets or Stock, merger, consolidation, reorganization, by contract or otherwise (each a "Transfer"), any interest in any Collateral, then the Borrowers shall pay to the Lender the entire amount of the Net Proceeds received by any Borrower from such Transfer as a prepayment of the Loan under this Section and such amount will be applied in accordance herewith. Without the Lender's express written consent, no Borrower may use any proceeds of a Transfer of Collateral to pay any taxes, assessments, liens or other obligations other than those contemplated by the definition of Net Proceeds.

         The parties acknowledge that SATH and Scripps Networks, Inc., a subsidiary of the Lender ("Scripps Networks"), are parties to a Shareholders Agreement dated of even date herewith, in respect of their interests in The Scripps Shop At Home Holding Company, an Ohio corporation ("Holdings"), and that Holdings, SATH and SAH Acquisition Corporation, a wholly owned subsidiary of SATH, are parties to an Amended and Restated Operating Agreement dated of even date herewith, in respect of their interests in Shop At Home Network, LLC, a Tennessee limited liability company ("Network Operating Company") (the Shareholders Agreement and the Amended and Restated Operating Agreement will be referred to as the "Network Partnership Agreements"). The Lender hereby agrees that upon the occurrence of any event that under the Network Partnership Agreements results in any provision thereof requiring or permitting Scripps Networks or Holdings to offset all or any portion of the Loan against SATH's right to receive payments from Scripps Networks or Holdings, or requiring SATH to make a prepayment of the Loan, the Lender shall accept such offsets with Scripps Networks and Holdings as valid prepayments hereunder and the amount of such offsets as determined under the Network Partnership Agreements will constitute satisfaction of the Loan to the extent of such amount.

1.3 Use of Proceeds. The Borrowers shall use the Loan proceeds solely to fund a portion of the payments necessary for the Borrowers to extinguish all of their Indebtedness existing on the date hereof under SATH's $75,000,000 Senior Secured Notes due April 2005 and the Loan and Security Agreement dated August 1, 2001 between SATH, as Borrower, and Foothill Capital Corporation, as Lender, and all encumbrances in respect thereof.

SECTION 2
                          CREATION OF SECURITY INTEREST

2.1 Grant of Security Interest. The Borrowers hereby grant to the Lender a continuing valid first lien and security interest (individually, the "Security Interest" and collectively, the "Security Interests") in all of their respective right, title and interest in and to all currently existing and hereafter acquired or arising Collateral in order to secure prompt repayment of any and all of the Obligations in accordance with the terms and conditions of the Loan Documents and in order to secure prompt performance by each Borrower of its respective covenants and duties under the Loan Documents. The Security Interest shall attach to all of the Collateral without any further action on the part of the Lender or the Borrowers. Notwithstanding any other provision of this Agreement or any of the other Loan Documents, no Borrower has any authority, whether express or implied, to Transfer or to create any Encumbrance on any of the Collateral.

2.2 Evidence of Security Interest. The Security Interest shall be evidenced and enhanced by this Agreement, the Financing Statements, the Pledge Agreements and the Collateral Assignments of Leases. The Borrowers shall take all steps required by any of the foregoing documents to perfect or enhance the Security Interest, including without limitation by delivering such certificates and stock powers as may be necessary to perfect the Security Interest in the Pledged Stock and to the extent not delivered as of the Closing Date by using commercially reasonable best efforts to obtain the delivery of landlord lien waivers and estoppels as to any leased real property.

2.3 Broadcast Licenses as Collateral. Notwithstanding anything in the definition of "Collateral" to the contrary, to the extent that this Agreement or any other Loan Document purports to require any Borrower to grant a security interest to the Lender in any Broadcast License now owned or hereafter acquired, the Lender will have only a lien and security interest in such Broadcast License at such time and to the extent that a lien and security interest in such Broadcast License is permitted under applicable Legal Requirements. Notwithstanding anything in this Agreement or any other Loan Document to the contrary, the Lender shall not take any action pursuant to this Agreement or any other Loan Document that would constitute or result in any assignment or deemed assignment of any Broadcast License without obtaining the prior approval of the FCC or any other necessary Governmental Body if, under the applicable Legal Requirements then in effect, such assignment would require such approval. Prior to the Lender's exercise of any power, right, privilege or remedy pursuant to this Agreement that requires any consent, approval, recording, qualification or authorization of the FCC or any other Governmental Body, the Borrowers shall execute and deliver, or shall cause the execution and delivery of, all applications, certificates, instruments and other documents and papers that the Lender determines may be required to obtain such consent, approval, recording, qualification or authorization. Without limiting the generality of the foregoing, upon the Lender's request, the Borrowers shall use their good faith efforts to assist the Lender in obtaining any of the foregoing consents, approvals or authorizations.

2.4      Financing Statements; Additional Actions.

a. The Borrowers authorize the Lender to file any financing statements required hereunder and any continuation statements or authorizations with respect thereto (collectively, the "Financing Statements") in any appropriate filing office without the signature of any Borrower where permitted by applicable law.

b. If any of the Collateral, including without limitation any proceeds of any Collateral, is evidenced by or consists of letters of credit, letter of credit rights, instruments, promissory notes, drafts, documents or chattel paper (including without limitation electronic chattel paper), or any supporting obligations in respect thereof, and the Security Interest depends upon or is enhanced by possession of any such Collateral, immediately upon the Lender's request, the Borrowers shall endorse and deliver to the Lender physical possession thereof.

c. If any Borrower acquires any commercial tort claims relating to any Stations after the date hereof, such Borrower shall immediately deliver a written description of such claim to the Lender, together with a written agreement in form and substance satisfactory to the Lender in its reasonable discretion pursuant to which such Borrower shall pledge and collaterally assign all of its right, title and interest in and to such commercial tort claim to the Lender as security for the Obligations.

d. If any Collateral is at any time in the possession or control of any warehouseman, bailee or any agent or processor, the Borrowers shall notify such Person of the Security Interest in such Collateral and shall obtain from such Person an acknowledgment that such Person is holding the Collateral for the Lender's benefit.



e. At any time upon Lender's request, the Borrowers shall execute and deliver to the Lender any and all Financing Statements, mortgages, fixture filings, security agreements, pledges, assignments, endorsements of certificates of title and all other documents, each in form and substance satisfactory to the Lender in its reasonable discretion, to create and perfect and continue perfected or better perfect the Security Interest (whether arising now or hereafter) in the Collateral. To the maximum extent permitted by applicable law, each Borrower hereby (i) authorizes the Lender to execute and file any such documents in any appropriate filing office and (ii) agrees, upon the Lender's request, (A) to cause all patents, copyrights and trademarks acquired or generated by the Borrower and relating to the Stations that are not already the subject of a registration with the appropriate filing office to be registered with such filing office in a manner sufficient to impart constructive notice of the Borrower's ownership thereof and (B) to cause to be prepared, executed and delivered to the Lender supplemental schedules to the applicable Loan Documents to identify any of the foregoing as being subject to the Security Interest created under this Agreement.

2.5 Power of Attorney. The Borrowers hereby irrevocably make, constitute and appoint the Lender and any officers, employees or agents designated by the Lender as the Borrowers' true and lawful attorney, with power (a) to sign the name of any Borrower on any of the documents described in this Section 2, (b) at any time that an Event of Default has occurred and is continuing, to sign the name of any Borrower on any document relating to the Collateral, (c) to send requests for verification of accounts, (d) to endorse the name of any Borrower on any checks, instruments or items of payment that may come into the Lender's possession, (e) at any time that an Event of Default has occurred and is continuing, to make, settle and adjust any claims under a policy of insurance of any Borrower and (f) at any time that an Event of Default has occurred and is continuing, to settle and adjust disputes and claims respecting the accounts, chattel paper or general intangibles directly with the account debtors for amounts and upon terms that the Lender determines in its sole discretion. The Lender's appointment as the Borrowers' attorney, and each and every one of the Lender's rights and powers, being coupled with an interest, are irrevocable until the Obligations have been fully repaid and performed.

2.6 Right to Inspect. The Lender and its officers, employees or agents will have the right, at any time upon reasonable advance notice and from time to time but not more often than quarterly, to inspect the books and records of the Borrowers and to assess, check, test and appraise the Collateral, in either case to verify the financial condition of any Borrower or the amount, quality, value or condition of the Collateral.

SECTION 3
                 CONDITIONS PRECEDENT TO THE LENDER'S OBLIGATION

         The obligation of the Lender to enter into this Agreement and make the Loan to the Borrowers is conditioned upon the Borrowers' satisfaction of the following conditions precedent:

3.1 Delivery of Documents. The Borrowers shall have delivered to the Lender each of the following documents, each in form and substance satisfactory to the Lender in its sole discretion:



a. Properly executed Note;

b. Properly executed Financing Statements, Pledge Agreements and Collateral Assignments of Leases, and other documentation contemplated thereby or hereby;

c. The Organizational Documents of each Borrower pursuant to the Pledge Agreements, in each case certified by the Secretary or Assistant Secretary of such Borrower as true and complete on and as of the date of such certificate, and a certificate of good standing for each of the Borrowers issued by the secretary of state of its jurisdiction of organization and all other jurisdictions in which it is qualified, in each case as of a date immediately prior to the date hereof;

d. Certified copy of the resolutions of the board of directors of each Borrower authorizing the Loan and such Borrower's execution and delivery of the Loan Documents, its grant of the Security Interest, and its assumption of the Obligations;

e. Incumbency certificate for each Borrower, signed by the Secretary or Assistant Secretary of such Borrower, for each person executing any of the Loan Documents on behalf of such Borrower;

f. Opinion of counsel for each Borrower in form and substance satisfactory to the Lender confirming the following:

(i) The Borrower is a corporation duly organized, existing and in good standing under the laws of its jurisdiction of organization. The Borrower has the corporate power to own its properties and to carry on its business as now being conducted. The Borrower is where necessary duly qualified as a foreign corporation to do business and is in good standing in the jurisdiction or jurisdictions in which the nature of the business conducted makes such qualification necessary.

(ii) Except as otherwise disclosed in writing, there is no action or proceeding pending or threatened against or affecting the Borrower in any court or before any Governmental Body, arbitration board or tribunal, which individually or in the aggregate could have a Material Adverse Effect.

(iii) The execution of the Loan Documents executed by the Borrower, the Loan and the Security Interests have been fully authorized by the Borrower pursuant to its Organizational Documents or otherwise; and the officers executing the Loan Documents have been duly authorized to do so.

(iv) The Loan Documents executed by the Borrower constitute legal, valid and binding obligations of the Borrower and are enforceable against the Borrower in accordance with their respective terms, except as enforcement of such terms may be limited by bankruptcy, insolvency or other similar laws affecting the enforcement of creditor's rights generally.



(v) The Security Interests constitute valid liens upon the Collateral and are properly perfected. The filings made in connection with the Liens have been made in all of the necessary public offices and are all of the filings which may be of material advantage in preserving, protecting and perfecting the Security Interests.

(vi) The execution of the Loan Documents by the Borrower and its performance of the Obligations will not be in conflict with the terms and provisions of any contract or agreement to which the Borrower is a party or by which it is bound and will not result in a breach of the terms, conditions and provisions of or constitute a default under the Borrower's Organizational Documents.

(vii) The execution and performance of the Loan Documents by the Borrower do not violate any law, statute or ordinance, nor do they violate any rule or regulation promulgated pursuant to any law, statute or ordinance which materially and adversely affects the Borrower.

(viii) Such qualifications, assumptions and other matters incident to the Loan as reasonably may be requested by the Borrower's counsel.

g. Such other usual and customary documents as the Lender or its counsel may reasonably request.

3.2 Share Purchase Agreement. All of the terms and conditions provided under the Share Purchase Agreement dated as of August 14, 2002 between Scripps Networks and SATH (the "Share Purchase Agreement") which are required to have been performed for the consummation of the closing thereunder shall have been fully satisfied and the closing thereunder shall occur simultaneously with the closing hereunder.

SECTION 4
                 REPRESENTATIONS AND WARRANTIES OF THE BORROWERS

                  The Borrowers, jointly and severally, represent and warrant to the Lender, as of the date hereof (except for such representations and warranties that refer specifically to another date and, in such case, as of the date so referred to), as follows:

4.1 Organization and Good Standing. Each Borrower is a corporation duly organized, validly existing, and in good standing under the laws of its state of incorporation, with full corporate power and authority to conduct its business as it is now being conducted, to own or use the properties and assets that it purports to own or use, and to perform all of its Obligations. Each Borrower is duly qualified to do business as a foreign corporation and is in good standing under the laws of each state or other jurisdiction in which either the ownership or use of the properties owned or used by it, or the nature of the activities conducted by it, requires such qualification. Each Borrower has delivered to the Lender copies of its Organizational Documents, as currently in effect.

4.2      Authority; No Conflict.

a. This Agreement constitutes the legal, valid, and binding obligation of each Borrower, enforceable against each Borrower in accordance with its terms. Upon the execution and delivery by each Borrower of each of the Loan Documents to which it is a party, such Loan Documents will constitute the legal, valid, and binding obligations of such Borrower, enforceable against such Borrower in accordance with their respective terms. Each Borrower has the absolute and unrestricted right, power and authority to execute and deliver the Loan Documents to which it is a party and to perform its obligations thereunder.

b. Neither the execution and delivery of this Agreement nor the consummation or performance of the terms and conditions of the Loan Documents, after giving effect to the closing of the transactions contemplated under the Share Purchase Agreement and the Network Partnership Agreements (collectively, the "Network Transactions"), by a Borrower will, directly or indirectly (with or without notice or lapse of time):

(i) contravene, conflict with, or result in a violation of any provision of the Organizational Documents of such Borrower, or any resolution adopted by the board of directors or stockholders of such Borrower;

(ii) contravene, conflict with, or result in a violation of, or give any Governmental Body or other person the right to challenge the Loan, or to exercise any remedy or obtain any relief under, any Legal Requirement or any Order to which such Borrower, or any of the assets owned or used by such Borrower, may be subject;

(iii) contravene, conflict with, or result in a violation of any of the terms of, or give any Governmental Body the right to revoke, withdraw, suspend, cancel, terminate, or modify, any Governmental Authorization that is held by such Borrower or that otherwise relates to the business of, or any of the assets owned or used by, such Borrower;

(iv) contravene, conflict with, or result in a violation or breach of any provision of, or give any Person the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or to cancel, terminate, or modify, any Contract to which such Borrower is bound; or

(v) result in the imposition or creation of any Encumbrance upon or with respect to any of the assets owned or used by such Borrower, other than the Security Interest.

Except as set forth in Schedule 4.2, no Borrower will be required to give any notice to or obtain any Consent from any Person in connection with the execution and delivery of the Loan Documents, the consummation of the Loan or the performance of the Obligations.

4.3 Capitalization. After giving effect to the Network Transactions, SATH is the record and beneficial owner and holder of all of the Pledged Stock of KCNS, WMFP, WOAC, Holdings and Network Operating Company and WMFP is the record and beneficial owner of all of the Pledged Stock of SAH License. The Pledged Stock of SAH Acquisition, WMFP and SAH License constitutes all of the outstanding Stock of such entities. All of the Pledged Stock is owned free and clear of all Encumbrances except for the Security Interest. The authorized capital Stock of each such Subsidiary Borrower is set forth in Schedule 4.3, and all of such Stock is duly authorized, validly issued, fully paid and nonassessable, and was issued in conformity with all applicable state and federal securities laws. No Subsidiary Borrower has any other Stock of any class issued, reserved for issuance, or outstanding. There are no outstanding options, offers, warrants, conversion rights, agreements, or other rights to subscribe for Stock of or to purchase Stock from any Subsidiary Borrower. No Stock of any Subsidiary Borrower carries, and no stockholder of any Subsidiary Borrower has been granted, any preemptive rights. No Subsidiary Borrower is obligated under any agreement, arrangement or understanding to redeem or otherwise purchase any of its Stock. There are no Contracts relating to the issuance, sale or Transfer of any equity or other Stock of any Subsidiary Borrower. No Borrower owns, or has a Contract to acquire, any Stock of any Person, including without limitation any direct or indirect equity or ownership interest in any other business.

4.4      Financial Statements.

a. SATH has filed all reports, schedules, forms, statements and other documents required to be filed by it with the SEC pursuant to the reporting requirements of the 1934 Act (all of the foregoing filed prior to the date hereof and all exhibits included therein and financial statements and schedules thereto and documents incorporated by reference therein being hereinafter referred to as the "SEC Documents"). A complete list of the SEC Documents is set forth on Schedule
4.4. As of their respective dates, the SEC Documents complied in all material respects with the requirements of the 1934 Act. None of the SEC Documents, at the time they were filed with the SEC, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. As of their respective dates, SATH's financial statements included in the SEC Documents complied as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC with respect thereto. Such financial statements have been prepared in accordance with GAAP (except as may be otherwise indicated in such financial statements or the notes thereto, or, in the case of unaudited interim statements, to the extent they may exclude footnotes or may be condensed or summary statements) and fairly present in all material respects the consolidated financial position of SATH and its subsidiaries on a consolidated basis as of the dates thereof and the consolidated results of its operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments). No other information provided by or on behalf of any Borrower to the Lender that is not included in the SEC Documents contains any untrue statement of a material fact or omits to state any material fact necessary in order to make the statements therein, in the light of the circumstance under which they are or were made, not misleading.

b. The Borrowers have delivered or caused to be delivered to the Lender pro forma combined statements of operations and balance sheets of the Borrowers for the twelve months ended June 30, 2002 and for the quarter ended September 30, 2002, after giving effect to the Network Transactions and the Loan as if such transactions had occurred as of July 1, 2002 (the "Pro Forma Financial Statements"). The Pro Forma Financial Statements were prepared on behalf of the Borrowers in good faith after taking into account the existing and historical levels of business activity of the Borrowers, known trends, including general economic trends, and all other information, assumptions and estimates considered by management of Borrowers to be reasonable at the time, after giving effect to the Network Transactions and the Loan, and on a basis consistent with the financial statements referred to in Sections 4.4(a) and (c), other than as expressly set forth in the Pro Forma Financial Statements. There are no statements or conclusions in any of the Pro Forma Financial Statements that are based upon or include information known to any Borrower to be misleading in any material respect or that fail to take into account material information regarding the matters set forth therein. No facts are known to the Borrowers which, if reflected in the Pro Forma Financial Statements, could be expected to materially affect the reliability, performance, accuracy and completeness of the Pro Forma Financial Statements or the assets, liabilities, results of operations or cash flows reflected therein.

c. The Borrowers have delivered to the Lender complete and correct copies of pro forma financial projections prepared by Borrowers' management for the fiscal years ending June 30, 2003 and June 30, 2004, after giving effect to the Network Transactions and the Loan (the "Financial Projections"). The Financial Projections were prepared on behalf of the Borrowers in good faith after taking into account the existing and historical levels of business activity of the Borrowers, known trends, including general economic trends, and all other information, assumptions and estimates considered by Borrowers' management to be reasonable at the time, after giving effect to the Network Transactions and the Loan and on a basis consistent with the financial statements referred to in Sections 4.4(a) and (b), other than as expressly set forth in the Financial Projections. There are no statements or conclusions in the Financial Projections that are based upon or include information known to any Borrower to be misleading in any material respect or that fail to take into account material information regarding the matters set forth therein. No facts are known to the Borrowers which, if reflected in the Financial Projections, could be expected to materially affect the reliability, performance, accuracy and completeness of the Financial Projections or the assets, liabilities, results of operations or cash flows reflected therein. On the date hereof, the Borrowers believe that the Financial Projections are reasonable and attainable but the parties acknowledge that future changes in facts and circumstances may render such Financial Projections unattainable. This Section 4.4(c) is not intended, nor will it be considered, to be a guaranty of future performance.

d. Except as fully reflected in the financial statements and notes related thereto described in Section 4.4(a), there were as of the date hereof (after giving effect to the Network Transactions), no liabilities or obligations with respect to any Borrower of any nature whatsoever (whether absolute, accrued, contingent or otherwise and whether or not due) which, either individually or in aggregate, have had or could reasonably be expected to result in a material adverse effect on the business, prospects, properties, operations, results of operations, assets, liabilities or condition (financial or otherwise) of any Borrower. As of the date hereof, the Borrowers know of no basis for the assertion against any Borrower of any liability or obligation of any nature whatsoever that is not fully disclosed in the financial statements delivered pursuant to Sections 4.4(a) and (b) which, either individually or in the aggregate, has had or could reasonably be expected to result in a Material Adverse Effect. As of the date hereof (after giving effect to the Network Transactions), no Borrower has any outstanding Indebtedness other than the Loan and the Permitted Indebtedness.



4.5 Books and Records. The books of account, minute books, stock record books, and other records of the Borrowers, all of which have been made available to the Lender, are complete and correct and have been maintained in accordance with sound business practices. Each Borrower maintains a system of internal accounting controls sufficient to provide reasonable assurance that (a) transactions are executed in accordance with management's general or specific authorizations, (b) transactions are recorded as necessary to permit preparation of financial statements in conformity with GAAP and to maintain asset accountability, (c) access to assets is permitted only in accordance with management's general or specific authorization and (d) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. The minute books of each Borrower contain accurate and complete records of all meetings held of, and action taken by, the stockholders or members and the boards of directors, the managers, and the committees thereof, and no meeting of any stockholders, members, board of directors, managers, or committee of any Borrower has been held for which minutes have not been prepared and are not contained in such minute books.

4.6 Title to Properties; Encumbrances; Leases. Schedule 4.6 contains a complete and accurate list of all real property, leaseholds, or other interests therein owned or used by each Borrower. The Borrowers have made available to the Lender all policies of title insurance, surveys, deeds and other documents vesting title in or containing restrictions on the ownership or use of any real property owned or used by any Borrower. Each Borrower owns (with good and marketable title in the case of real property, subject only to the matters permitted by the following sentence) all the properties and assets (whether real, personal, or mixed and whether tangible or intangible) that it purports to own or reflected as owned in its books and records. Except as set forth on Schedule 4.6, all properties and assets of the Borrowers are free and clear of all Encumbrances and are not, in the case of real property, subject to any rights of way, building use restrictions, exceptions, variances, reservations, or limitations of any nature except, with respect to all such properties and assets, liens for current taxes not yet due and with respect to real property, (a) minor imperfections of title, if any, none of which is substantial in amount, materially detracts from the value or impairs the use of the property subject thereto, or impairs the operations of any Borrower, and (b) zoning laws and other land use restrictions that do not impair the present or anticipated use of the property subject thereto. Each Borrower enjoys peaceful and undisturbed possession under any leases to which it is a party. All of such leases are valid and subsisting, and no default by any Borrower exists under any such leases. The property leased or owned by the Borrowers is all of the property necessary for the operation of the Stations as they are currently being operated.

4.7 Condition and Sufficiency of Assets. The buildings, plants, structures, and equipment of the Borrowers are structurally sound, in good operating condition and repair, and adequate for the uses to which they are being put, and none of such buildings, plants, structures or equipment is in need of maintenance or repairs except for routine maintenance and repairs that are not material in nature or cost. The building, plants, structures, and equipment of each Borrower are sufficient for the continued conduct of such Borrower's business (after giving effect to the Network Transactions) after the date hereof in substantially the same manner as conducted prior to the date hereof (excluding the business transferred in the Network Transactions) and constitute all of the assets necessary for such Borrower to conduct its business.

4.8 No Undisclosed Liabilities. Except as set forth in Schedule 4.8, no Borrower has any liabilities or obligations of any nature (whether known or unknown and whether absolute, accrued, contingent, or otherwise) except for liabilities or obligations reflected or reserved against on the face of the Pro Forma Financial Statements and current liabilities incurred in the Ordinary Course of Business since June 30, 2002.

4.9 Taxes.

a. Each Borrower has timely filed or caused to be timely filed all Tax Returns that are or were required to be filed by or with respect to any of them, either separately or as a member of a group of entities, pursuant to applicable Legal Requirements, and all Taxes owed by each Borrower have been timely paid. All such Tax Returns are true, correct and complete. Each Borrower has made available to the Lender copies of all such Tax Returns filed since June 30, 1993. Schedule 4.9 contains a complete and accurate list of, all such income Tax Returns filed since June 30, 1993. Each Borrower has paid, or made provision for the payment of, all Taxes that have or may have become due pursuant to all Tax Returns or otherwise, or pursuant to any assessment received by such Borrower, except such Taxes, if any, as are listed in Schedule 4.9 and are being contested in good faith and as to which adequate reserves (determined in accordance with GAAP) have been provided in the applicable accounting records.

b. The federal and state income Tax Returns of each Borrower have been audited by the IRS or relevant state tax authorities or are closed by the applicable statute of limitations for all taxable years through June 30, 1998. Schedule 4.9 contains a complete and accurate list of all audits of all such Tax Returns, including a reasonably detailed description of the nature and outcome of each audit. All deficiencies proposed as a result of such audits have been paid, reserved against, settled, or, as described in Schedule 4.9, are being contested in good faith by appropriate proceedings. Schedule 4.9 describes all adjustments to the United States federal and state income Tax Returns filed by Borrower or any group of corporations including each of the Borrowers for all taxable years since June 30, 1993 and the resulting deficiencies proposed by the IRS or state authorities. Except as described in Schedule 4.9, no Borrower has given or been requested to give waivers or extensions (or is or would be subject to a waiver or extension given by any other Person) of any statute of limitations relating to the payment of Taxes of such Borrower for which such Borrower may be liable.

c. The charges, accruals and reserves with respect to Taxes on the books of each Borrower are adequate (determined in accordance with GAAP) and are at least equal to such Borrower's liability for Taxes. There exists no proposed Tax assessment against any Borrower except as disclosed in Schedule 4.9. All Taxes that each Borrower is or was required by Legal Requirements to withhold or collect have been duly withheld or collected and, to the extent required, have been paid to the proper Governmental Body or other Person.

4.10 Employee Benefits. No member of the ERISA Group has ever had any liability, nor has it ever made a contribution, to any Plan subject to the minimum funding standards of IRC ss.412, or to any Multiemployer Plan. Each Plan sponsored by, or contributed to, any member of the ERISA Group which is intended to be qualified under IRC ss.401(a) is so qualified. Each Plan and Benefit Arrangement has been operated and administered, in all material respects, in compliance with all applicable Legal Requirements. The Borrowers have made all contributions and payments to all Plans and Benefit Arrangements which were due and payable through the date hereof.

4.11     Compliance; Governmental Authorizations.

a. Except for liabilities expressly assumed by Holdings or the Network Operating Company in connection with the Network Transactions and except as set forth in
Schedule 4.11:

(i) each Borrower is, and at all times has been, in full compliance with each Legal Requirement and each Governmental Authorization that is or was applicable to it or to the conduct or operation of its business or the ownership or use of any of its assets;

(ii) no event has occurred or circumstance exists that (with or without notice or lapse of time) (A) may constitute or result in a violation by any Borrower of, or a failure on the part of any Borrower to comply with, any Legal Requirement, or (B) may give rise to any obligation on the part of any Borrower to undertake, or to bear all or any portion of the cost of, any remedial action of any nature; and

(iii) no Borrower has received any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding (A) any actual, alleged, possible, or potential violation of, or failure to comply with, any Legal Requirement or Governmental Authorization, or (B) any actual, alleged, possible, or potential obligation on the part of any Borrower to undertake, or to bear all or any portion of the cost of, any remedial action of any nature.

b. Schedule 4.11 contains a complete and accurate list of each Governmental Authorization held by each Borrower or that otherwise relates to the business of any Borrower as such business shall exist immediately after giving effect to the Network Transactions. Each Governmental Authorization listed or required to be listed in Schedule 4.11 is valid and in full force and effect. Except as set forth in Schedule 4.11:

(i) each Borrower is, and at all times has been, in full compliance with all of the terms and requirements of each Governmental Authorization identified or required to be identified in Schedule 4.11;

(ii) no event has occurred or circumstance exists that may (with or without notice or lapse of time, or both) (A) constitute or result directly or indirectly in a violation of, or a failure to comply with, any term or requirement of any Governmental Authorization listed or required to be listed in
Schedule 4.11, or (B) result directly or indirectly in the revocation, withdrawal, suspension, cancellation, or termination of, or any modification to, any Governmental Authorization listed or required to be listed in Schedule 4.11;

(iii) no Borrower has received any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding (A) any actual, alleged, possible, or potential violation of, or failure to comply with, any term or requirement of any Governmental Authorization, or (B) any actual, proposed, possible, or potential revocation, withdrawal, suspension, cancellation, termination of, or modification to any Governmental Authorization; and

(iv) all applications required to have been filed for the renewal of the Governmental Authorizations listed or required to be listed in Schedule 4.11 or the transfer of the Governmental Authorizations listed or required to be listed in Schedule 4.11 have been duly filed on a timely basis with the appropriate Governmental Bodies, and all other filings required to have been made with respect to such Governmental Authorizations have been duly made on a timely basis with the appropriate Governmental Bodies.

The Governmental Authorizations listed in Schedule 4.11 collectively constitute all of the Governmental Authorizations necessary to permit each Borrower to lawfully conduct and operate its business in the manner in which such business is currently conducted and operated and to permit each Borrower to own and use its assets in the manner in which it currently owns and uses such assets in each case after giving effect to the Network Transactions.

4.12     Legal Proceedings; Orders.

a. Except as set forth in Schedule 4.12, there is no pending Proceeding (i) that has been commenced by or against any Borrower or that otherwise relates to or may affect the business of, or any of the assets owned or used by, any Borrower; or (ii) that challenges, or may have the effect of preventing, delaying, making illegal, or otherwise interfering with, any of the transactions contemplated by this Agreement. To the Borrowers' Knowledge, no such Proceeding has been Threatened, and no event has occurred or circumstance exists that may give rise to or serve as a basis for the commencement of any such Proceeding. The Borrowers have delivered to the Lender copies of all pleadings, correspondence, and other documents relating to each Proceeding listed in Schedule 4.12. The Proceedings listed in Schedule 4.12 will not have a Material Adverse Effect.

b. Except as set forth in Schedule 4.12, (i) there is no Order to which any Borrower, or any of the assets owned or used by any Borrower, is subject; and
(ii) no Borrower is subject to any Order that relates to the business of, or any of the assets owned or used by, any of the Borrower.

c. Except as set forth in Schedule 4.12:

(i) each Borrower is, and at all times has been, in full compliance with all of the terms and requirements of each Order to which it, or any of the assets owned or used by it, is or has been subject;

(ii) no event has occurred or circumstance exists that may constitute or result in (with or without notice or lapse of time) a violation of or failure to comply with any term or requirement of any Order to which any of the Borrower, or any of the assets owned or used by any of the Borrower, is subject; and

(iii) no Borrower has received any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding any actual, alleged, possible, or potential violation of, or failure to comply with, any term or requirement of any Order to which any Borrower, or any of the assets owned or used by any Borrower, is or has been subject.

4.13 Absence of Certain Changes and Events. Except for the Network Transactions and except as set forth on Schedule 4.13, since June 30, 2001, there has not been any material adverse change in the business, operations, properties, prospects, assets, or condition of any Borrower, and no event has occurred or circumstance exists that may result in a Material Adverse Effect. No Borrower has taken, and none of them currently expects to take, any steps to seek protection pursuant to any bankruptcy law, nor does any Borrower have any Knowledge that its creditors intend to initiate involuntary bankruptcy proceedings or any actual Knowledge of any fact that would reasonably lead a creditor to do so.

4.14     Contracts; No Defaults.

a. Schedule 4.14(a) contains a complete and accurate list, and the Borrowers have delivered to the Lender true and complete copies, of (in each case after giving effect to the Network Transactions):

(i) each Contract relating to the business of each Borrower that involves performance of services or delivery of goods or materials by such Borrower of an amount or value in excess of $50,000;

(ii) each lease, rental or occupancy agreement, license, installment and conditional sale agreement, and other Contract relating to the business of any Borrower affecting the ownership of, leasing of, title to, use of, or any leasehold or other interest in, any real or personal property (except personal property leases and installment and conditional sales agreements having a value per item or aggregate payments of less than $50,000 and with terms of less than one year);

(iii) each joint venture, partnership, and other Contract (however named) involving a sharing of profits, losses, costs, or liabilities of any Borrower or, with respect to any Borrower's business, with any other Person;

(iv) each written warranty, guaranty, or other similar undertaking with respect to contractual performance extended by any Borrower or with respect to the any Borrower's business other than in the Ordinary Course of Business;

(v) each other Contract material to the business of any Borrower; and

(vi) each amendment, supplement, and modification (whether oral or written) in respect of any of the foregoing.

b. Except as set forth in Schedule 4.14(b), each Contract listed or required to be listed in Schedule 4.14(a) is in full force and effect and is valid and enforceable in accordance with its terms.



c. Except as set forth in Schedule 4.14(c):

(i) each Borrower is and has been in full compliance with all applicable terms and requirements of each Contract listed or required to be listed in Schedule 4.14(a);

(ii) each other party to each Contract listed or required to be listed in
Schedule 4.14(a) is, to the Borrowers' Knowledge, in full compliance with all applicable terms and requirements of such Contract;

(iii) no event has occurred or circumstance exists that (with or without notice or lapse of time, or both) may contravene, conflict with, or result in a violation or breach of, or give any Borrower the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or to cancel, terminate, or modify, any Contract listed or required to be listed in
Schedule 4.14(a); and

(iv) no Borrower has given to or received from any other Person, at any time since June 30, 1999, any notice or other communication (whether oral or written) regarding any actual, alleged, possible, or potential violation or breach of, or default under, any Contract listed or required to be listed in Schedule 4.14(a).

d. To the knowledge of the Borrowers, there are no renegotiations of, attempts to renegotiate, or outstanding rights to renegotiate any material amounts paid or payable to any Borrower or with respect to a Borrower's business under any Contracts listed or required to be listed on Schedule 4.14(a) with any Person, and no such Person has made written demand for such renegotiation.

4.15     Insurance.

a. The Borrowers have made available to the Lender true and complete copies of all policies of insurance to which any Borrower is a party or under which any Borrower, or any director or officer of any Borrower, is or has been covered at any time within the five years preceding the date of this Agreement; copies of all pending applications for policies of insurance; and any statement by the auditor of any Borrower's financial statements with regard to the adequacy of such Borrower's coverage or of the reserves for claims.

b. Schedule 4.15(b) sets forth, by year, for the current policy year and each of the five preceding policy years, a summary of the loss experience under each of the foregoing policies and a statement describing each claim under any insurance policy for an amount in excess of $10,000.

c. Except as set forth on Schedule 4.15(c):

(i) all policies to which any Borrower is a party or that provide coverage to any Borrower, or any director or officer of any Borrower (A) are valid, outstanding and enforceable; (B) are issued by an insurer that is financially sound and reputable; (C) taken together, provide adequate insurance coverage for Borrowers' assets and the operations; (D) are sufficient for compliance with all Legal Requirements and Contracts to which any Borrower is a party or by which any of them is bound; (E) will continue in full force and effect following the consummation of the Loan; and (F) do not provide for any retrospective premium adjustment or other experienced-based liability on the part of any Borrower;

(ii) no Borrower has received any refusal of coverage or any notice that a defense will be afforded with reservation of rights, or any notice of cancellation or any other indication that any insurance policy is no longer in full force and effect or will not be renewed or that the issuer of any policy is not willing or able to perform its obligations thereunder;

(iii) each Borrower has paid all premiums due, and has otherwise performed all of its obligations under, each policy to which it is a party or that provides coverage to such Borrower or any of its directors or officers; and

(iv) each Borrower has given notice to each insurer of all material claims that may be insured thereby.

4.16 Environmental Matters.  Except as set forth in Schedule 4.16:

a. Each Borrower is, and at all times has been, in full compliance with, and has not been and is not in violation of or liable under, any Environmental Law. No Borrower has or has any basis to expect, nor has any Borrower or any other Person for whose conduct a Borrower is or may be held to be responsible received, any actual or Threatened order, notice, or other communication from
(i) any Governmental Body or private citizen acting in the public interest, or
(ii) the current or prior owner or operator of any real property in which Borrower has or previously had an interest, of any actual or potential violation or failure to comply with any Environmental Law, or of any actual or Threatened obligation to undertake or bear the cost of any Environmental, Health, and Safety Liabilities with respect to any of the improvements on any such property or any other assets (whether real, personal, or mixed) in which any Borrower has or had an interest, or with respect to any property at or to which Hazardous Materials were generated, manufactured, refined, transferred, imported, used, or processed by any Borrower, or any other Person for whose conduct a Borrower is or may be held responsible, or from which Hazardous Materials have been transported, treated, stored, handled, transferred, disposed, recycled, or received.

b. There are no Hazardous Materials present on or in the Environment at any real property in which a Borrower now has or had immediately prior to giving effect to the Network Transactions an interest directly or indirectly through a Subsidiary. No Borrower, or any other Person for whose conduct a Borrower is or may be held responsible has permitted or conducted, or is aware of, any Hazardous Activity conducted with respect to any such property or any other assets (whether real, personal, or mixed) in which any Borrower has or had an interest except in full compliance with all applicable Environmental Laws.

c. There has been no Release or, to Borrowers' Knowledge, threat of Release, of any Hazardous Materials at or from any property in which any Borrower has or had an interest or at any other location where any Hazardous Materials were generated, manufactured, refined, transferred, produced, imported, used, or processed.

d. The Borrowers have delivered to the Lender accurate and complete copies and results of any reports, studies, analyses, tests, or monitoring possessed or initiated by any Borrower pertaining to Hazardous Materials or Hazardous Activities in, on, or under any property in which any Borrower has or had an interest, or concerning compliance by any Borrower, or any other Person for whose conduct a Borrower is or may be held responsible, with Environmental Laws.

4.17 Labor Relations; Compliance. Since June 30, 1997, no Borrower has been or is a party to any collective bargaining or other labor Contract. Since June 30, 1997, there has not been, there is not presently pending or existing, and to the Borrowers' Knowledge there is not Threatened, (a) any strike, slowdown, picketing, work stoppage, or employee grievance process affecting any Borrower,
(b) any Proceeding against or affecting any Borrower relating to the alleged violation of any Legal Requirement pertaining to labor relations or employment matters, including any charge or complaint filed by an employee or union with the National Labor Relations Board, the Equal Employment Opportunity Commission, or any comparable Governmental Body, or any organizational activity, or any labor or employment dispute against or affecting any Borrower or any Borrower's business, or (c) any application for certification of a collective bargaining agent affecting any Borrower. To the Borrowers' Knowledge, no event has occurred or circumstance exists that could provide the basis for any work stoppage or other labor dispute by employees of any Borrower. There is no lockout of any employees by any Borrower, and no such action is contemplated by any Borrower. Each Borrower has complied in all respects with all Legal Requirements relating to employment, equal employment opportunity, nondiscrimination, immigration, wages, hours, benefits, collective bargaining, the payment of social security and similar taxes, occupational safety and health, and plant closings. No Borrower is liable for the payment of any compensation, damages, taxes, fines, penalties, or other amounts, however designated, for failure to comply with any of the foregoing Legal Requirements.

4.18 Intellectual Property. The Borrowers own, or hold licenses in, all trademarks, trade names, copyrights, patents, patent rights, and licenses that are necessary to the conduct of their respective businesses as currently conducted after giving effect to the Network Transactions. Schedule 4.18 is a true, correct and complete listing of all material patents, patent applications, registered trademarks, trademark applications and copyright registrations as to which any Borrower is the owner or exclusive licensee.

4.19 Certain Payments. Since June 30, 1997, no Borrower and no director, officer, agent, or employee of any Borrower, or to the Borrowers' Knowledge, any other Person associated with or acting for or on behalf of any Borrower, has directly or indirectly (a) made any contribution, gift, bribe, rebate, payoff, influence payment, kickback, or other payment to any Person, private or public, regardless of form, whether in money, property, or services (i) to obtain favorable treatment in securing business, (ii) to pay for favorable treatment for business secured, (iii) to obtain special concessions or for special concessions already obtained, for or in respect of any Borrower, (iv) in violation of any Legal Requirement, or (b) established or maintained any fund or asset that has not been recorded in the books and records of the Borrowers.

4.20 Broadcast Licenses; Operations of Stations. The Borrowers have operated the Stations in material compliance with the terms of the applicable Broadcast License and of the Communications Act. Each Borrower has timely filed or made all applications, reports and other disclosures required by the FCC to be made with respect to the Stations and has timely paid all FCC regulatory fees with respect thereto. Each Borrower has and is the authorized legal holder of, all Broadcast Licenses necessary or useful in the operation of the business of each Borrower as presently operated. All of the Broadcast Licenses are validly held and are in full force and effect, unimpaired by any act or omission of any Borrower or, to the Borrowers' Knowledge, their respective predecessors, or their respective directors, officers, employees or agents. Except as set forth in Schedule 4.20, no application or Proceeding is pending for the renewal of any Broadcast License and, to the Borrowers' Knowledge, there is no Proceeding before the FCC, no notice of violation or no Order of forfeiture relating to any Station, and no Borrower has Knowledge of any basis that could reasonably be expected to cause the FCC not to renew any Broadcast License (other than Proceedings to amend FCC rules or the Communications Act of general applicability to the television broadcast industry). There is not pending and, to the Borrowers' Knowledge, there is not Threatened, any action by or before the FCC to revoke, suspend, cancel, rescind, fail to renew, or modify in any material respect any Broadcast License (other than Proceedings to amend FCC rules or the Communications Act of general applicability to the television broadcast industry).

4.21 Relationships with Affiliates. Except as set forth on Schedule 4.21, neither a Borrower nor any Affiliate of a Borrower has, or since June 30, 1999 has had, any interest in any property (whether real, personal, or mixed and whether tangible or intangible), used in or pertaining to the business of the Borrowers. Neither a Borrower nor any Affiliate of a Borrower is, or since June 30, 1999 has owned (of record or as a beneficial owner) an equity interest or any other financial or profit interest in, a Person that has (a) had business dealings or a material financial interest in any transaction with a Borrower other than business dealings or transactions conducted in the Ordinary Course of Business with a Borrower at substantially prevailing market prices and on substantially prevailing market terms, or (b) engaged in competition with a Borrower with respect to the business of the Borrowers. Except as set forth in
Schedule 4.21, no Borrower is a party to any Contract with, or has any claim or right against any other Borrower and no Affiliate of a Borrower is a party to any Contract with, or has any claim or right against, a Borrower.

4.22 State of Incorporation; Location of Chief Executive Office; FEIN; Organizational I.D. The state of incorporation, chief executive office and FEIN and organizational identification numbers of each of the Borrowers is as set forth in Schedule 4.22.

4.23 Brokerage Fees. The Borrowers have not utilized the services of any broker or finder in connection with this Agreement, and no brokerage commission or finder's fee is payable by the Borrowers in connection with this Agreement.

4.24 Disclosure. No representation or warranty of any Borrower in this Agreement (including the Schedules) omits to state a material fact necessary to make the statements herein or therein, in light of the circumstances in which they were made, not misleading. There is no fact known to any Borrower that has specific application to such Borrower (other than general economic or industry conditions) and that materially adversely affects or, as far as any Borrower can reasonably foresee, materially threatens, the assets, business, prospects, financial condition, or results of operations of any Borrower that has not been set forth in this Agreement or the Schedules.

SECTION 5
                              AFFIRMATIVE COVENANTS

         So long as this Agreement is in effect or the Loan or any other Obligation of the Borrowers to the Lender is outstanding, the Borrowers shall, jointly and severally:

5.1      Promptly pay when due the principal and interest on the Note;

5.2      Furnish or cause to be furnished to the Lender, with respect to each
Borrower:

a. not later than 30 days following the end of each fiscal quarter, in form and substance satisfactory to the Lender:

(i) an unaudited income statement for the period and fiscal year to date and copies of statements for the same periods of the previous year;

(ii) an unaudited balance sheet as of the end of such period and copies of statements for the same period of the previous year;

(iii) a certificate from the chief financial officer stating that the above financial statements are complete and correct and fairly represent the financial position of such Borrower as of their respective dates and the results of the respective Borrower's operations for the periods then ended;

(iv) a certificate from the Chief Financial Officer certifying that there exists no condition, event or act which with notice of lapse of time could constitute an Event of Default, or any condition, event or act which could materially and adversely affect the financial condition or operations of such Borrower, or, if any such condition, event or act exists, specifying the nature and status thereof (A) that such Borrower has complied with and is then in compliance with all terms and covenants of this Agreement, and (B) that there exists no Event of Default as defined in this Agreement and no event which, with the giving of notice or the lapse of time would constitute such an Event of Default; and

b. not later than 90 days following the end of each fiscal year of each Borrowers, in form and substance satisfactory to the Lender:

(i) complete audited financial statements for such Borrower for such fiscal year, certified by Deloitte & Touche or another comparable independent certified public accounting firm reasonably acceptable to the Lender, with an opinion not significantly qualified in the Lender's opinion; and



                           (ii) a certificate from the Chief Financial Officer
certifying that there exists no
condition, event or act which with notice of lapse of time could constitute an Event of Default, or any condition, event or act which could materially and adversely affect the financial condition or operations of such Borrower, or, if any such condition, event or act exists, specifying the nature and status thereof (A) that such Borrower has complied with and is then in compliance with all terms and covenants of this Agreement, and (B) that there exists no Event of Default as defined in this Agreement and no event which, with the giving of notice or the lapse of time would constitute such an Event of Default

5.3 At all times maintain all of the Borrowers' properties, real and personal, tangible and intangible, in good order and working condition and from time to time make necessary repairs, renewals and replacements thereto in order that such properties shall be preserved and maintained fully and efficiently and, in addition, maintain and protect any permit, patent, trademark, trade name or other rights that any Borrower may possess or under which any Borrower may operate and that are material to any Borrower's business;

5.4 Keep all insurable property, real and personal, of the Borrowers insured with responsible insurance companies against loss or damage by fire, tornado or windstorm and against such other hazards or liabilities as are commonly insured against by companies operating the same or comparable businesses, with each policy naming the Lender as an additional insured. Such insurance shall be kept in reasonable amounts based on past practices as the Lender may require and in any event in an amount equal to at least 100% of the replacement value of such property. Copies of all such policies shall be delivered to the Lender and shall not be subject to cancellation or modification without at least 30 days' prior written notice to the Lender. In addition thereto, the Borrowers shall carry liability insurance on account of injury to persons or property and in respect of use and occupancy, including business interruption, in such reasonable amounts as the Lender may require. Such insurance may be carried under blanket policies applicable to more than one entity;

5.5 Take all action necessary to preserve the corporate existence, foreign qualification where necessary and applicable, and the right to continue business of the Borrowers, and operate within the limitations set forth under each Borrower's Organizational Documents, and under the applicable Legal Requirements;

5.6 Pay and discharge all Taxes imposed upon any of them or upon any of their income or profits, or upon any property belonging to any of them, prior to the date on which penalties attach thereto, provided that the Borrowers will not be required to pay such tax, assessments, charges or levies, the payment of which is being contested in good faith and by proper proceedings;

5.7 Promptly give notice (together with copies of any order or notice received by any Borrower) to the Lender of:

a. the imminent threat or commencement of Proceedings against any Borrower wherein the amount claimed or the amount of all claims in the aggregate exceeds $100,000 unless such claim or claims are insured under policies conforming to the requirements of Section 5.4 or are funded by reserves established in accordance with GAAP;

b. any notification from the Internal Revenue Service or U.S. Department of Labor of any material noncompliance by a Borrower or any member of the ERISA Group with applicable Legal Requirements regarding any of Plans or Benefit Arrangements;

c. with respect to any Borrower, any condition, event or act which constitutes an Event of Default, or which, with the giving of notice or lapse of time, or both, would constitute an Event of Default, by delivering to the Lender the certificate of the chief financial officer of such Borrower specifying such condition, event or act, the period of existence thereof, and what action such Borrower proposes to take with respect thereto;

d. any change of name, address, identity or corporate structure of any Borrower;

e. with respect to any Borrower, any uninsured or partially uninsured loss through fire, theft, liability or property damage in excess of $100,000 in the aggregate during any fiscal year of such Borrower;

f. any other event or fact that may materially and adversely affect the financial or operating condition of any Borrower or any Collateral; or

g. as soon as practicable after the receipt thereof, and in any event within ten business days after the issuance thereof:

(i) any order or notice of the FCC, a court of competent jurisdiction, or any other Governmental Body which designates any Broadcast License of any Borrower or any application therefor for a hearing, or which refuses renewal or extension of any such Broadcast License, or revokes or suspends the authority of any Borrower to operate a Station;

(ii) a copy of any competing application filed against any Broadcast License of any Borrower or any application therefor;

(iii) copies of any citation, notice of violation or order to show cause from the FCC, or any material complaint filed by or with the FCC, in each case, in connection with any Borrower; and

(iv) a copy of any notice or application by any Borrower requesting authority to cease broadcasting on any Station for any period in excess of 48 hours.

5.8 Pay when due all rent and other amounts payable under any leases to which any Borrower is a party or by which any Borrower or its properties or assets are bound;

5.9 Comply in all material respects with all applicable Environmental Laws and obtain and comply in all material respects with and maintain any and all licenses, approvals, notifications, registrations and permits required by applicable Environmental Laws; and

5.10 Provide the Lender promptly upon their becoming available, and in any event within five days after the receipt of the filing thereof by a Borrower, with copies of (i) any periodic or special reports filed by any Borrower with any Governmental Body, if such reports indicate any event or occurrence that could have a Material Adverse Effect or if copies are requested by the Lender and (ii) any material notices and other material communications from any Governmental Body which relate specifically to a Borrower or any Broadcast License.

SECTION 6
                               NEGATIVE COVENANTS

         So long as this Agreement remains in effect or any Borrower has any Obligations to the Lender, no Borrower shall without the prior written consent of the Lender:

6.1 Grant any security interest in, or permit the imposition of any Encumbrance upon, any of its properties or assets used or useful in the conduct or operation of the Stations or the Pledged Stock, including without limitation the Collateral, except for those in existence as of the date hereof which are set forth on Schedule 6.1;

6.2 Purchase, redeem or exchange for cash any of its outstanding Stock or declare or pay, during any fiscal year, any dividend in cash, stock or other property except that any Subsidiary Borrower may pay a dividend to another Borrower and, so long as no Event of Default has occurred, SATH may make dividends to its shareholders as required by the terms of any of its issued and outstanding stock and otherwise at its election consistent with its historical practices;

6.3 Lease, license, or Transfer any of its properties or assets used or useful in the conduct or operations of the Stations, including, without limitation, the Collateral, other than (i) in the Ordinary Course of Business; (ii) as permitted by and subject to the prepayment repayments of Section 1.2; or (iii) in connection with a Transfer from any Borrower of the interest in the Borrower's Broadcast License to any other Person who will own and control the Broadcast License of that Borrower, provided that such Person will execute and deliver any and all documentation and instruments (including, without limitation, this Agreement or an amendment hereto) to evidence that such Person will serve as a Borrower with respect to the Loan and the Obligations.

6.4 Consolidate with or merge with or into any other Person or reorganize, or, solely with respect to the Subsidiary Borrowers, issue any additional shares of common or preferred stock, acquire all or substantially all of the assets of any other Person, or acquire the Stock of or an ownership interest in any other Person;

6.5 Solely with respect to the Subsidiary Borrowers, assume, guarantee, or become contingently liable upon any obligation or Indebtedness of SATH, any Affiliate or any other Person;

6.6 Solely with respect to the Subsidiary Borrowers, create any Indebtedness to SATH, any Affiliate any other Person, except for short-term trade accounts payable and endorsements of checks, drafts, and other negotiable instruments incurred in the Ordinary Course of Business;

6.7 Solely with respect to the Subsidiary Borrowers, make any loan or loans, advance or advances, or investment or investments to, in or with SATH, any Affiliate or any other Person;

6.8 Prepay, or cause to be prepaid, or become obligated to prepay any Indebtedness other than in accordance with its stated maturity, except Indebtedness incurred pursuant to this Agreement;

6.9 Change the nature of, suspend or cease all of any portion of the business of any Subsidiary Borrower currently being conducted, or suspend or cease a material portion of the business or SATH as currently being conducted after giving effect to the Network Transactions, or change its name, FEIN, organizational identification number, date of incorporation, or corporate structure or identity, or add any new fictitious name;

6.10 Take any action that permits, or after notice or lapse of time or both would permit, revocation or termination of any Broadcast License;

6.11 Modify or change its method of accounting (other than as may be required to conform to GAAP);

6.12 Enter into or permit to exist, directly or indirectly, any transaction with any Affiliate of such Borrower except for transactions in the Ordinary Course of Business, upon fair and reasonable terms that are disclosed to the Lender and that are no less favorable to the Borrower than would be obtained in an arm's length transaction with a non-Affiliate; or

6.13 Use the Loan proceeds for any purpose other than the purpose specified in
Section 1.3.


SECTION 7
                         DEFAULT - RIGHTS OF THE LENDER

7.1 Events of Default. Any one or more of the following events will constitute an event of default (each, an "Event of Default") under this Agreement:

a. Default in any payment required to be made under the Note, or in any other Obligation within five (5) days after the same shall become due;

b. Default in any payment of principal or of interest on any other obligation for borrowed money beyond any period of grace provided with respect thereto (except for amounts less than $100,000 that are disputed by the Borrowers in good faith) or in the performance of any other agreement, term or condition contained in any agreement including without limitation, financing leases under which any such obligation is created, if the effect of such default is to cause such obligation to become due or to entitle the holder to declare such obligation due prior to its date of maturity or, in the case of financing leases, to enable the lessor to exercise remedies arising only upon the occurrence of default;

c. Any representation or warranty made by any Borrower herein or in any writing subsequently furnished in connection with or pursuant to this Agreement is false in any material respect on the date as of which executed or delivered to the Lender;

d. Default in the performance or observance of any other covenant, term or condition or agreement contained herein or any of the other Loan Documents, if such default shall not have been remedied within 30 days after determination of the existence thereof by a Borrower or within 30 days after written notice thereof is delivered to a Borrower by the Lender, whichever is earlier, except defaults as to payments as set forth in Sections 7.1(a) and (b), or by misrepresentation or warranty breach as set forth in Section 7.1(c), as to which no notice need be given;

e. Any Borrower or Affiliate of a Borrower breaches or is in default under any provision, term or condition provided under any agreements between the Lender or any Affiliate of the Lender, on the one hand, and a Borrower or an Affiliate of a Borrower, on the other hand;

f. Any Broadcast License necessary for the operation of the Stations is terminated, forfeited or revoked or fails to be renewed for any reason whatsoever, or, for any other reason, any Borrower at any time fails to be a licensee under any of the Broadcast Licenses or otherwise fails to have all required authorizations, licenses and permits to construct, own, operate or promote any Station pursuant to any Broadcast License;

g. Any Borrower loses, fails to keep in force, suffers the termination or revocation or non-renewal of, or terminates, forfeits or suffers a material adverse amendment to any Broadcast License used by it in connection with any Station, or any Proceeding is commenced against a Borrower that is reasonably likely to result in such loss, termination or non-renewal, provided that an Event of Default will not be deemed to exist if a Broadcast License is not renewed but is replaced prior to its expiration by another Broadcast License authorizing substantially the same operations as the non-renewed Broadcast License;

h. (i) The directors or shareholders of any Borrower approve a merger or consolidation that results in the shareholders of such Borrower immediately prior to the transaction giving rise to the consolidation or merger owning less than 50% of the total combined voting power of all classes of stock entitled to vote of the surviving entity immediately after the consummation of the merger or consolidation; (ii) the directors or shareholders of any Borrower approve the sale of substantially all of the assets of such Borrower or the liquidation or dissolution of such Borrower; (iii) any person or entity (other than another Borrower) purchases any shares (or securities convertible into shares) of a Borrower pursuant to a tender or exchange offer without the prior consent of such Borrower's board of directors or becomes the beneficial owner of securities of such Borrower representing 25% or more of the voting power of the Borrower's outstanding securities; (iv) during any two-year period, individuals who at the beginning of such period constitute the entire board of directors of any Borrower cease to constitute a majority of the board of directors of such Borrower, unless the election or the nomination for election of each new director is approved by at least two-thirds of the directors then still in office who were directors at the beginning of that period; or (v) any third party acquires the power to direct or cause the direction of management or policies of any Borrower through the ownership of securities, contract or otherwise;

i. Any Borrower makes an assignment for the benefit of creditors; or any Borrower applies to any tribunal for the appointment of a trustee or receiver for such Borrower or of any substantial part of such Borrower's assets; or any Borrower commences any Proceeding relating to such Borrower under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction; or any such petition or application is filed or any such proceedings are commenced and such Borrower by any act indicates its approval thereof, consent thereto, or acquiescence therein; or an order is entered appointing any trustee or receiver, or adjudicating any such Borrower bankrupt or insolvent, or approving the petition in any such proceeding;

j. Any Order entered in any Proceeding against any Borrower decrees the dissolution or split-up of such Borrower;

k. Any Borrower is enjoined, restrained or in any way prevented by Order from continuing to conduct all or any material part of its business;

l. This Agreement or any other Loan Document that purports to create the Security Interest, for any reason, fails or ceases to create a valid and perfected first priority Security Interest on any of the Collateral; or

m. A notice of Encumbrance is filed of record with respect to any Borrower's assets by any Governmental Authority, or if any Taxes owing to any Governmental Authority become an Encumbrance upon any assets of a Borrower.

7.2 Lender's Rights and Remedies. Upon the occurrence of an Event of Default, the Lender, at its option, may (a) declare the Obligations immediately due and payable, without presentment, notice, protest or demand of any kind for the payment of all or any part of the Obligations (all of which are expressly waived by the Borrowers) and exercise all of its rights and remedies against the Borrowers and any Collateral provided herein, in any other Loan Document, or in any other agreement between any Borrower and the Lender, at law or in equity, and (b) exercise all rights granted to a secured party under the UCC or otherwise. Upon the occurrence of an Event of Default, the Lender may take possession of the Collateral, or any part thereof, and the Borrowers hereby grant the Lender authority to enter upon any premises on which the Collateral may be situated, and remove the Collateral from such premises or use such premises together with the Borrowers' materials, supplies, books and records, to maintain possession and/or the condition of the Collateral and to prepare the Collateral. The Borrowers shall, upon the Lender's demand, assemble the Collateral and make it available at a place designated by the Lender which is reasonably convenient to the Lender. Unless the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, the Lender shall give the Borrowers reasonable notice of the time and place of any public sale thereof or of the time after which any private sales or other intended disposition thereof is to be made. The requirement of reasonable notice will be met if such notice is mailed, postage prepaid, to Borrowers at least ten days prior to the time of such sale or disposition. If the Lender sells any of the Collateral upon credit, the Borrowers will be credited only with payments actually made by the purchaser, received by the Lender and applied to the Obligations. If the purchaser fails to pay for the Collateral, the Lender may resell the Collateral and the Borrowers will be credited with the proceeds therefrom. Notwithstanding the foregoing, upon the filing by or against any Borrower of any petition under any provision of the United States Bankruptcy Code (and in the case of an involuntary action, which remains unvacated for 45 days), the Lender may take the actions described above in clauses (a) and (b).

SECTION 8
                                   DEFINITIONS

         As used herein, the following terms shall have the meanings herein specified:

8.1 "1934 Act" means the Securities Act of 1934, as amended, or any successor law, and rules and regulations issued pursuant thereto.

8.2 "Affiliate" means, with respect to any Person, any other Person (i) that directly, or indirectly through one or more intermediaries, controls or is controlled by or is under common control with such Person, (ii) that is a general partner, director, manager, trustee or principal officer of, or a limited partner owning more than 10% of, or that serves in a similar capacity with respect to, such Person, or (iii) of which such Person is a general partner, director, manager, trustee or principal officer or a limited partner owning more than 10% of, or with respect to which such Person serves in a similar capacity. For purposes of this definition, "control" means the possession, directly or indirectly, of the power to direct or to cause the direction of the management or policies of the Person in question through the ownership of voting securities or by contract or otherwise. Solely for purposes of this Agreement, Holdings and Network Operating Company will be deemed to be Affiliates of the Lender but not Affiliates of any Borrower.

8.3 "Agreement" is defined in the introductory paragraph.

8.4 "Benefit Arrangement" means an employee benefit plan within the meaning of ERISA ss.3(3) that is not a Plan or Multiemployer Plan.

8.5 "Borrower" is defined in the introductory paragraph.

8.6 "Broadcast License" means any license, permit, authorization or certificate now or hereafter held by any Borrower (including without limitation the Broadcast Licenses listed on Schedule 8.6) to construct, own, operate or program any Station that is or has been granted by the FCC or any other Governmental Body, and all extensions, additions and renewals thereto or thereof.

8.7 "Collateral" means all of the Borrowers' respective right title and interest, whether now owned or hereafter acquired, in and to each of the following to the extent it relates to the Stations: accounts; chattel paper; inventory; equipment; instruments; investment property; documents; letter of credit rights; general intangibles (including without limitation payment intangibles); commercial tort claims identified in Schedule 8.7; supporting obligations; real property; rights under any leases for real property; all of the Borrowers' respective rights under all present and future Governmental Authorizations heretofore or hereafter granted to any Borrower for the ownership or operation of the Stations, including the Broadcast Licenses; and to the extent not listed above as original collateral (and without regard to Section 2.5), all proceeds and products of the any of the foregoing. "Collateral" also includes all of the Pledged Stock.

8.8 "Collateral Assignments of Leases" means the agreements, whether collateral assignments or leasehold mortgages or deeds of trust, whereby the Borrowers assign to the Lender all of their respective interests in leases used or useful in the operation of the Stations.

8.9 "Communications Act" means the Federal Communications Act of 1934, as amended and the rules and regulations promulgated thereunder.

8.10"Consent" means any approval, consent, ratification, waiver, or other authorization (including any Governmental Authorization).

8.11 "Contract" means any agreement, contract, obligation, promise, or undertaking (whether written or oral and whether express or implied).

8.12 "ERISA" means the Employee Retirement Income Security Act of 1974, as amended and any successor statute.

8.13 "ERISA Group" means the Borrowers and all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with the Borrowers, are treated as a single employer with the Borrowers under IRC ss.414.

8.14 "Encumbrance" means any charge, claim, community property interest, condition, equitable interest, lien, option, pledge, security interest, right of first refusal, or restriction of any kind, including any restriction on use, voting, transfer, receipt of income, or exercise of any other attribute of ownership.

8.15 "Environment" means soil, land surface or subsurface strata, surface waters (including navigable waters, ocean waters, streams, ponds, drainage basins, and wetlands), groundwater, drinking water supply, stream sediments, ambient air (including indoor air), plant and animal life, and any other environmental medium or natural resource.

8.16 "Environmental, Health, and Safety Liabilities" means any cost, damages, liability or other obligation arising under Environmental Law or Occupational Safety and Health Law and consisting of or relating to (a) any environmental, health, or safety matters or conditions (including on-site or off-site contamination, occupational safety and health, and regulation of chemical substances or products); (b) fines, penalties, judgments, awards, settlements, legal or administrative proceedings, damages, losses, claims, demands and response, investigative, remedial, or inspection costs and expenses arising under Environmental Law or Occupational Safety and Health Law; (c) financial responsibility under Environmental Law or Occupational Safety and Health Law for cleanup costs or corrective action, including any investigation, cleanup, removal, containment, or other remediation or response actions ("Cleanup") required by applicable Environmental Law or Occupational Safety and Health Law (whether or not such Cleanup has been required or requested by any Governmental Body or other Person) and for any natural resource damages; or (d) any other compliance, corrective, investigative, or remedial measures required under Environmental Law or Occupational Safety and Health Law. The terms "removal," "remedial," and "response action" include the types of activities covered by the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. ss.9601 et seq., as amended.

8.17 "Environmental Law" means any Legal Requirement that requires or relates to: (a) advising appropriate authorities, employees, and the public of intended or actual releases of pollutants or hazardous substances or materials, violations of discharge limits, or other prohibitions and of the commencements of activities that could have significant impact on the Environment; (b) preventing or reducing to acceptable levels the release of pollutants or hazardous substances or materials into the Environment; (c) reducing the quantities, preventing the release, or minimizing the hazardous characteristics of wastes that are generated; (d) assuring that products are designed, formulated, packaged, and used so that they do not present unreasonable risks to human health or the Environment when used or disposed of; (e) protecting resources, species, or ecological amenities; (f) reducing to acceptable levels the risks inherent in the transportation of hazardous substances, pollutants, oil, or other potentially harmful substances; (g) cleaning up pollutants that have been released, preventing the threat of release, or paying the costs of such clean up or prevention; or (h) making responsible parties pay private parties for damages done to their health or the Environment, or permitting self-appointed representatives of the public interest to recover for injuries done to public assets.

8.18 "Event of Default" is defined in Section 7.1.

8.19 "FCC" means the Federal Communications Commission.

8.20 "Financial Projections" is defined in Section 4.4(c).

8.21 "Financing Statements" is defined in Section 2.4(a).

8.22 "GAAP" means generally accepted United States accounting principles, applied on a consistent basis.

8.23 "Governmental Authorization" means any approval, consent, license, permit, waiver, or other authorization issued, granted, given, or otherwise made available by or under the authority of any Governmental Body or pursuant to any Legal Requirement.

8.24 "Governmental Body" means any: (a) nation, state, county, city, town, village, district, or other jurisdiction of any nature; (b) federal, state, local, municipal, foreign, or other government; (c) governmental or quasi-governmental authority of any nature (including any governmental agency, branch, department, official, or entity and any court or other tribunal); (d) multi-national organization or body; or (e) body exercising, or entitled to exercise, any administrative, executive, judicial, legislative, police, regulatory, or taxing authority or power of any nature.

8.25 "Hazardous Activity" means the distribution, generation, handling, importing, management, manufacturing, processing, production, refinement, Release, storage, transfer, transportation, treatment, or use (including any withdrawal or other use of groundwater) of Hazardous Materials in, on, under, about, or from any real property in which any Borrower has or had an interest into the Environment, and any other act, business, operation, or thing that increases the danger, or risk of danger, or poses an unreasonable risk of harm to persons or property on or off any real property in which any Borrower has or had an interest, or that may affect the value of any real property in which any Borrower has or had an interest or the Borrowers.

8.26 "Hazardous Materials" means any waste or other substance that is listed, defined, designated, or classified as, or otherwise determined to be, hazardous, radioactive, or toxic or a pollutant or a contaminant under any Environmental Law, including any admixture or solution thereof.

8.27 "Holdings" is defined in Section 1.2.

8.28 "Indebtedness" means (i) all indebtedness for borrowed money, including without limitation the Loan; (ii) all obligations evidenced by bonds, debentures, notes or other similar instruments; (iii) all other obligations upon which interest or finance charges are customarily paid; (iv) all obligations arising under conditional sale or other title retention agreements (including any lease capitalized in accordance with generally accepted accounting principles) with respect to property acquired; (v) all indebtedness and obligations of the foregoing types which are secured by property of a person (whether or not such indebtedness shall have been assumed by such person); and
(vi) all indebtedness and obligations of the foregoing types which are guaranteed by such person.

8.29 "IRC" means the Internal Revenue Code of 1986 or any successor law, and regulations issued by the Internal Revenue Service pursuant thereto.

8.30 "KCNS" is defined in the introductory paragraph.

8.31 An individual will be deemed to have "Knowledge" of a particular fact or matter if he or she is actually aware of such fact or matter or if a prudent individual could be expected to discover or otherwise become aware of such fact or matter in the course of conducting a reasonably comprehensive investigation concerning the existence of such fact or matter. A Person other than an individual will be deemed to have "Knowledge" of a particular fact or matter if any individual who is serving as a director, executive officer, member, governor, manager (with respect to a partnership or limited liability company, partner, executor, or trustee of such Person (or in any similar capacity) has, or at any time had, Knowledge of such fact or matter in accordance with the preceding sentence.

8.32 "Legal Requirement" means any order, constitution, law, ordinance, principle of common law, regulation, statute, or treaty of any Governmental Body.

8.33 "Lender" is defined in the introductory paragraph.

8.34 "Loan" is defined in Section 1.1.

8.35 "Loan Documents" means this Agreement, the Note and any other document executed by any party in connection with this Agreement, as each may be amended, supplemented or modified from time to time.

8.36 "Material Adverse Effect" means (a) a material adverse effect on the business, properties, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise) of any Borrower, (b) a material impairment of any Borrower's ability to perform its Obligations or of the Lender's ability to enforce the Obligations or realize upon the Collateral or (c) a material impairment of the enforceability or priority of the Security Interest with respect to the Collateral as a result of an action or a failure to act on the part of any Borrower.

8.37 "Multiemployer Plan" means an employee pension benefit plan within the meaning of ERISAss.4001(a)(3).

8.38 "Net Proceeds" means the aggregate proceeds paid in cash or other readily available funds received by any or all of the Borrowers in exchange for the Transfer of a Station, net of (a) reasonable costs and expenses relating to the Transfer of the Station and actually incurred (including, without limitation, reasonable legal and accounting fees, and customary agent, broker or finder commissions), and (b) all Taxes paid or payable as a result of the Transfer of the Station, including but not limited to any transfer or conveyance taxes actually incurred by the Borrowers solely to the extent that they arise from the Transfer of the Station and in any event after giving effect of any applicable net operating loss carry forward with respect to such Tax liability.

8.39 "Network Operating Company" is defined in Section 1.2.

8.40 "Network Partnership Agreements" is defined in Section 1.2.

8.41 "Network Transactions" is defined in Section 4.2(b).

8.42 "Note" is defined in Section 1.1.

8.43 "Obligations" means the Borrowers' obligation to repay the Loan together with all other obligations of the Borrowers to the Lender under this Agreement, the other Loan Documents or any other agreements among the Parties.

8.44 "Occupational Safety and Health Law" means any Legal Requirement designed to provide safe and healthful working conditions and to reduce occupational safety and health hazards, and any program, whether governmental or private (including those promulgated or sponsored by industry associations and insurance companies), designed to provide safe and healthful working conditions.

8.45 "Order" means any award, decision, injunction, judgment, order, ruling, subpoena or verdict entered, issued, made, or rendered by any court, administrative agency or other Governmental Body or by any arbitrator.

8.46 "Ordinary Course of Business" means an action taken by a Person only if:
(a) such action is consistent with the past practices of such Person and is taken in the ordinary course of such Person's normal day-to-day operations; (b) such action is not required to be authorized by such Person's board of directors (or by any Person or group of Persons exercising similar authority) and is not required to be specifically authorized by such Person's parent company (if any) or other equity holders; and (c) such action is similar in nature and magnitude to actions customarily taken, without any authorization by the board of directors (or by any Person or group of Persons exercising similar authority), in the ordinary course of the normal day-to-day operations of other Persons that are in the same line of business as such Person.

8.47 "Organizational Documents" means (a) the charter or articles or certificate of incorporation and bylaws or code of regulations of a corporation; (b) any charter or similar document adopted or filed in connection with the creation, formation, or organization of any other Person; and (c) any amendment to any of the foregoing.

8.48 "Person" means any individual, corporation (including any non-profit corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association, organization, labor union, or other entity or Governmental Body.

8.49 "Plan" means any employee pension benefit plan (other than a Multiemployer
Plan) which is covered by the Title IV of ERISA or subject to the minimum funding standards under IRC ss.412.

8.50 "Pledge Agreements" means stock pledge agreements in form and substance satisfactory to the Lender executed and delivered by SATH to the Lender with respect to the pledge by SATH of all Stock (including, in the case of the Network Operating Company, the membership interests) of WOAC, WMFP, KCNS, Holdings, the Network Operating Company, and any other Person owning and/or controlling the Broadcast Licenses for WOAC, WMFP, and KCNS held by SATH and executed an delivered by WOAC, WMFP and KCNS to the Lender with respect to the pledge by WOAC, WMFP and KCNS of all Stock of SAH License or any other Person owning and/or controlling the Broadcast Licenses for WOAC, WMFP and KCNS.

8.51 "Pledged Stock" means the Stock subject to the Pledge Agreements.

8.52 "Pro Forma Financial Statements" is defined in Section 4.4(b).

8.53 "Proceeding" means any action, arbitration, audit, hearing, investigation, litigation, or suit (whether civil, criminal, administrative, investigative, or informal) commenced, brought, conducted, or heard by or before, or otherwise involving, any Governmental Body or arbitrator.

8.54 "Release" means any spilling, leaking, emitting, discharging, depositing, escaping, leaching, dumping, or other releasing into the Environment, whether intentional or unintentional.

8.55 "SAH License" is defined in the introductory paragraph.

8.56 "SATH" is defined in the introductory paragraph.

8.57 "Scripps Network" is defined in Section 1.2.

8.58 "SEC" means the U.S. Securities and Exchange Commission or any successor agency.

8.59 "SEC Documents" is defined in Section 4.4.

8.60 "Security Interest" is defined in Section 2.1.

8.61 "Share Purchase Agreement" is defined in Section 3.3.

8.62 "Stations" means WOAC (TV) in Canton, Ohio; KCNS (TV) in San Francisco, California; and WMFP (TV) in Lawrence, Massachusetts.

8.63 "Stock" means all shares, options, warrants, interests, partnerships or other equivalents (regardless of how designated) of or in a Person, whether voting or nonvoting, including without limitation common stock, preferred stock, partnership interest, limited liability company membership interest or any other "equity securities" (as defined in Rule 3a11-1 of the General Rules and Regulations promulgated by the SEC under the 1934 Act).

8.64 "Subsidiary Borrowers" means KCNS, WMFP, and SAH License.

8.65 "Tax" means (a) any net income, alternative or add-on minimum tax, gross income, gross receipts, sales, use, ad valorem, value added, franchise, profits, license, withholding on amounts paid to or by any of the Borrowers, payroll, employment, excise, severance, stamp occupation, premium, property, environmental or windfall profit tax, custom, duty or other tax, governmental fee or other like assessment or charge of any kind whatsoever, together with any interest or any penalty, addition to tax or additional amount imposed by any Governmental Body responsible for the imposition of any such tax (domestic or foreign), (b) any liability of any Borrower for the payment of any amounts of the type described in clause (a) as a result of being a member of an affiliated, consolidated, combined or unitary group for any period prior to the Closing, and
(c) any liability of any Borrower for the payment of any amounts of the type described in clause (a) as a result of any express or implied obligation to indemnify any other Person.

8.66 "Tax Return" means any return (including any information return), report, statement, schedule, notice, form, or other document or information filed with or submitted to, or required to be filed with or submitted to, any Governmental Body in connection with the determination, assessment, collection, or payment of any Tax or in connection with the administration, implementation, or enforcement of or compliance with any Legal Requirement relating to any Tax.

8.67 A claim, proceeding, dispute, action, or other matter will be deemed to have been "Threatened" if any demand or statement has been made (orally or in writing) or any notice has been given (orally or in writing), or if any other event has occurred or any other circumstances exist, that would lead a prudent Person to conclude that such a claim, Proceeding, dispute, action, or other matter is likely to be asserted, commenced, taken, or otherwise pursued in the future.

8.68 "Transfer" is defined in Section 1.2.

8.69 "UCC" shall mean the Uniform Commercial Code as in effect on the date hereof in the State of Ohio; provided, however, that if by reason of mandatory provisions of law, any of the attachment, perfection or priority of the security interest in any item or portion of the Collateral is governed by the Uniform Commercial Code as in effect in a jurisdiction other than the State of Ohio, "UCC" shall mean the Uniform Commercial Code as in effect in such other jurisdiction for purposes of the provisions hereof relating to such perfection or effect of perfection or non-perfection.

8.70 "WOAC" is defined in the introductory paragraph.

8.71 "WMFP" is defined in the introductory paragraph.

8.72 All accounting and financial terms used in this Section and throughout this Agreement and not otherwise defined shall be determined in accordance with generally accepted accounting principles consistently applied.

8.73 Subject to the express definitions set forth in this Agreement, all terms used in this Agreement are defined in the UCC have the meanings ascribed to them in the UCC.

SECTION 9
                   ADDITIONAL REPRESENTATIONS AND WARRANTIES,
                              WAIVERS AND CONSENTS.

         Each Borrower acknowledges, covenants and agrees as follows:

9.1 Each Borrower will be jointly and severally liable for satisfaction of the Obligations, including without limitation the repayment of all of the Indebtedness.

9.2 The Lender will not have any responsibility to inquire into the apportionment, allocation or disposition of the proceeds of the Loan as among the Borrowers.

9.3 Each Subsidiary Borrower hereby irrevocably appoints SATH as its agent and attorney-in-fact for all purposes of the Loan Documents, including without limitation the giving and receiving of notices and other communications, the making of requests for and conversions or continuations of the Loan, the execution and delivery of certificates, and the receipt and allocation of disbursements of the Loan proceeds from the Lender and all matters under Section
9.6. Any statement, representation, response or instruction provided by SATH will be deemed to be approved and consented to by each Borrower, and the Lender may unconditionally rely on any such statement, representation, response or instruction.

9.4 The making of the Loan on a joint borrowing basis is solely an accommodation to the Borrowers and is done at Borrowers' request. The request for joint handling of the Loan was made because all of the Borrowers are engaged in owning and operating the Stations and each Borrower expects to derive benefit, directly or indirectly, from the Loan because the successful operation of the Stations is dependent on the continued successful performance of all of the Borrowers. Each Borrower agrees that the Lender will not incur any liability to any Borrower as a result thereof. To induce the Lender to make the Loan, and in consideration thereof, each Borrower hereby agrees to indemnify the Lender and hold the Lender harmless from and against any and all liabilities, expenses, losses, damages and/or claims of damage or injury asserted against the Lender by any Borrower or by any other Person arising from or incurred by reason of the structuring of the Loan as provided in this Agreement, reliance by the Lender on any requests or instructions from any Borrower, or any other action taken by the Lender under this Agreement. This Section will survive repayment of the Loan.

9.5 Each Borrower has established adequate means of obtaining from each other Borrower on a continuing basis financial and other information pertaining to the business, operations and condition (financial and otherwise) of each other Borrower and is and hereafter will be completely familiar with the business, operations and condition (financial and otherwise) of each other Borrower. The Lender will have no duty, and each Borrower hereby waives any duty of the Lender, to disclose to any Borrower any matter, fact or thing relating to the business, operations or condition (financial or otherwise) of any other Borrower, or the property of any other Borrower, whether now or hereafter known by the Lender.

9.6 The obligations and liabilities of each Borrower under this Agreement or any other Loan Document may derive from value provided directly to another Borrower and, in full recognition of that fact, each Borrower consents and agrees that the Lender may, at any time and from time to time, without notice to, demand on, or the agreement of, such Borrower, and without affecting the enforceability or security of the Loan Documents:

a. with the agreement of such Borrower, supplement, modify, amend, extend, renew, accelerate or change the terms of the Indebtedness, or otherwise change the time for payment of the Indebtedness or any part thereof, including increasing or decreasing the rate of interest thereon;

b. with the agreement of such Borrower, supplement, modify, amend or waive, or enter into any agreement, approval or consent with respect to, the Indebtedness or any part thereof or any of the Loan Documents or any collateral or any additional security or guaranties, or any condition, covenant, default, remedy, right, representation or term thereof or thereunder;

c. with the agreement of such Borrower, accept new or additional instruments, documents or agreements in exchange for, or relative to, any of the Loan Documents or the Indebtedness or any part thereof;

d. accept partial payments on the Indebtedness;

e. with the agreement of such Borrower, receive and hold additional security or guaranties for the Indebtedness or any part thereof;

f. release, reconvey, terminate, waive, abandon, subordinate, exchange, substitute, transfer and enforce any collateral or guaranties, and apply any security and direct the order or manner of sale thereof as the Lender in its sole and absolute discretion may determine;

g. release any party or any guarantor from any personal liability with respect to the Indebtedness or any part thereof;

h. settle, release on terms satisfactory to the Lender, or by operation of applicable laws or otherwise liquidate or enforce any of the Indebtedness and any security or guaranty in any manner, consent to the transfer of any security, and bid and purchase at any sale; and/or

i. consent to the merger, change or any other restructuring or termination of the corporate or limited liability company existence of any other Borrower or any other person or entity, and correspondingly restructure the Loan, continuing existence of any lien under any other Loan Document to which any Borrower is a party or the enforceability hereof or thereof with respect to all or part of the Indebtedness.

9.7 Lender will not be required to, and each Borrower expressly waives any right to require the Lender to, marshal assets in favor of any Borrower or any other Person or to proceed against any other Borrower or any other person or entity or any Collateral provided by any other Borrower or any other Person, and the Lender will have the right to proceed against any Borrower and/or any of the Collateral in such order as the Lender determines in its sole and absolute discretion. The Lender may file a separate action or actions against any Borrower, whether such action is brought or prosecuted with respect to any other security or against any other person, or whether any other person is joined in any such action or actions. The Lender will have the right to deal with any Borrower in connection with the Indebtedness or otherwise, or alter any contracts or agreements now or hereafter existing between the Lender and any Borrower, in any manner whatsoever, all without in any way altering or affecting the obligations of any other Borrower under the Loan Documents.

9.8 Each Borrower authorizes Lender, upon the occurrence of and during the continuance of any Event of Default, at its sole option, without notice or demand and without affecting any Aggregate Indebtedness or the validity or enforceability of any liens of Lender on any collateral, to foreclose any or all of the deeds of trust of mortgages securing the obligations by judicial or nonjudicial sale. Each by real property. This means, among other things:

(i) The Lender may collect from any Borrower without first foreclosing on any real or personal property collateral pledged by the debtor;

(ii) If the Lender forecloses on any real property collateral pledged by the debtor;

A. The amount of the debt may be reduced only by the price for which that collateral is sold at the foreclosure sale, even if the collateral is worth more than the sale price; and

B. The Lender may collect from any Borrower even if the Lender, by foreclosing on the real property collateral, has destroyed any right one Borrower may have to collect from another Borrower.

         This is an unconditional and irrevocable waiver of any rights and defenses the Borrower may have because the obligations are secured by real property. These rights and defenses include but are not limited to, any rights or defenses based upon Section 580a, 580b, 580d, or 726 of the California Code of Civil Procedure.

         Each Borrower waives all rights and defenses arising out of an election of remedies by the Lender, even though that election of remedies, such as a nonjudicial foreclosure with respect to security for a guaranteed obligation, has destroyed the Borrower's rights of subrogation and reimbursement against the other Borrower by the operation of Section 580d of the Code of Civil Procedure or otherwise.

9.9 Each Borrower expressly waives any and all defenses now or hereafter arising or asserted by reason of (i) any disability or other defense of any other Borrower or any other Person with respect to any Indebtedness, (ii) the unenforceability or invalidity as to any other Borrower or any other Person of the Indebtedness, (iii) the unenforceability or invalidity of any security or guaranty for the Indebtedness or the lack of perfection or continuing perfection or failure of priority of any security for the Indebtedness, (iv) the cessation for any cause whatsoever of the liability of any Borrower or any other Person (other than by reason of the full payment and performance of all Indebtedness),
(v) to the extent permitted by law, any failure of the Lender to give notice of sale or other disposition of Collateral to any Borrower or any defect in any notice that may be given in connection with any sale or disposition, (vi) to the extent permitted by law, any failure of the Lender to comply with applicable Legal Requirements in connection with the sale or other disposition of any Collateral or other security for any Indebtedness, including without limitation any failure of the Lender to conduct a commercially reasonable sale or other disposition of any Collateral or other security for any obligation, (vii) any act or omission of the Lender or others that directly or indirectly results in or aids the discharge or release of any Borrower or any other Person or the Indebtedness or any other security or guaranty therefor by operation of law or otherwise, (viii) any Legal Requirement that provides that the obligation of a surety or guarantor must neither be larger in amount nor in other respects more burdensome than that of the principal or which reduces a surety's or guarantor's obligation in proportion to the principal obligation, (ix) any failure of the Lender to file or enforce a claim in any bankruptcy or other proceeding with respect to any other Borrower, (x) the election by the Lender, in any bankruptcy proceeding of any other Borrower, of the application or non-application of
Section 1111(b)(2) of the United States Bankruptcy Code, (xi) any extension of credit or the grant of any lien under Section 364 of the United States Bankruptcy Code in connection with the bankruptcy of any other Borrower, (xii) any use of cash collateral under Section 363 of the United States Bankruptcy Code, or (xiii) any agreement or stipulation with any other Borrower with respect to the provision of adequate protection in any bankruptcy proceeding of any person or entity. 9.10 Notwithstanding anything to the contrary elsewhere contained herein or in any other Loan Document to which any Borrower is a party, each Borrower hereby waives with respect to each other Borrower and their respective successors and assigns (including any surety) and any other party any and all rights at law or in equity, to subrogation, to reimbursement, to exoneration, to contribution, to setoff or to any other rights that could accrue to a surety against a principal, to a guarantor against a maker, to an accommodation party against the party accommodated, or to a holder or transferee against a maker and which any Borrower may have or hereafter acquire against each other Borrower or any other party in connection with or as a result of the execution, delivery and/or performance of this Agreement, the Note or any other Loan Document to which any Borrower is a party. Each Borrower agrees that it will not have and shall not assert any such rights against any other Borrower or the successors and assigns of any other Borrower or any other party (including any surety), either directly or as an attempted setoff to any action commenced against any Borrower by another Borrower (as Borrower or in any other capacity) or any other party. Each Borrower hereby acknowledges and agrees that this waiver is intended to benefit the Lender and will not limit or otherwise affect the liability of the Borrower hereunder or under any other Loan Document to which any Borrower is a party, or the enforceability hereof or thereof.

SECTION 10
                            MISCELLANEOUS PROVISIONS

10.1 Amendment; Modification and Waiver. No amendment, modification or alteration of the terms hereof will be binding unless it is in writing and duly executed by the parties. Failure of the Lender to exercise its rights hereunder on any one occasion will not be construed as a waiver of any requirement of this Agreement or a waiver of the Lender's right to take advantage of any subsequent or continued breach by any of the Borrowers of any covenant contained herein. All remedies herein provided will be in addition to and not in substitution for any remedies otherwise available to the Lender.

10.2 Other Reports to the Lender by the Borrowers and Inspections of Books, Records, Etc. In addition to the reports required to be furnished to the Lender under Section 5, each Borrower shall furnish to the Lender such other information and reports as may be necessary in the Lender's opinion to inform the Lender of each Borrower's financial status and condition and shall permit any person designated by the Lender to visit and inspect any of the properties, corporate books and financial records of any Borrower and to discuss its affairs, finances and accounts with its officers and employees at such reasonable times and as often as may be requested by the Lender.

10.3 Lender's Expenses. If an Event of Default occurs, the Borrowers shall pay the Lender's reasonable expenses of collection, including without limitation reasonable attorneys' fees and expenses for counsel retained by the Lender.

10.4 Notices. All notices and communications to the Lender provided for herein shall be hand delivered, sent by registered or certified mail, return receipt requested, or by recognized national courier service, or sent by facsimile (with receipt confirmed electronically), and shall be effective upon receipt or delivery, or refusal to accept delivery as evidenced by the return receipt, addressed to:

              The E.W. Scripps Company
              312 Walnut Street, 28th Floor
              Cincinnati, Ohio 45202
              Attention:  Timothy Peterman, Vice President Corporate Development
              Facsimile:  (513) 977-3024

                  with a copy to:
                  --------------

                  William Appleton, Esq.
                  Baker & Hostetler LLP
                  312 Walnut Street
                  Suite 2650
                  Cincinnati, Ohio 45202-4074
                  Facsimile No.:  (513) 929-0303

         All communications to the Borrowers hereunder shall be hand delivered, sent by registered or certified mail, return receipt requested, or by recognized national courier service, or sent by facsimile (with receipt confirmed electronically), and shall be effective upon receipt or delivery, or refusal to accept delivery as evidenced by the return receipt, addressed to:

                  Summit America Television, Inc.
                  5388 Hickory Hollow Parkway
                  Nashville, Tennessee 37013
                  Attn:  George J. Phillips, Esq.
                  Facsimile:  615.263.8909

                  with a copy to:
                  --------------

                  Charles W. Bone, Esq.
                  Bone McAllester Norton, P.L.L.C.
                  Suntrust Center
                  424 Church Street, Suite 900
                  Nashville, Tennessee 37203
                  Facsimile:  (613) 238-6301

10.5 Lender's Duties Upon Payment in Full by the Borrowers. Upon payment in full of all Obligations, the Lender shall (a) reassign or redeliver, as appropriate, to the Borrowers all Collateral (except to the extent such Collateral secures other indebtedness to the Lender); (b) at the Borrowers' expense, cause to be released or cancelled of record all financing statements or other documents previously filed and recorded in public offices by or on behalf of the Lender evidencing the Obligations and the security therefor; and (c) deliver to the Borrowers the Note marked "Paid in Full."

10.6 Governing Law; Interpretation. This Agreement is being delivered and is intended to be performed in the State of Ohio and will be construed and enforced in accordance with the laws of such state, without regard to conflicts of laws principles, except to the extent that, by reason of any mandatory provision of law, the attachment, perfection or priority of the Security Interest is governed by the Uniform Commercial Code as in effect in any jurisdiction other than Ohio. The section headings contained in this Agreement are for reference purposes only and will not affect in any way the meaning or interpretation of this Agreement.

10.7 Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which will be deemed an original but all of which together shall constitute one and the same instrument.

10.8 Assignment; Successors and Assigns. Neither this Agreement nor any of the rights, interests or Obligations hereunder may be assigned by the Borrowers (whether by operation of law or otherwise) without the prior written consent of the Lender. Subject to the preceding sentence, this Agreement will be binding upon, inure to the benefit of and be enforceable by the parties and their respective successors and assigns.

10.9 Third Party Beneficiaries. Nothing in this Agreement, express or implied, is intended or shall be construed to create any third party beneficiaries.

10.10 Consent to Jurisdiction; Venue. Each of the parties irrevocably submits to the exclusive jurisdiction of the state courts of Ohio and the United States District Court for the Southern District of Ohio for the purpose of any action or proceeding arising out of or relating to this Agreement, and each of the parties irrevocably agrees that all claims in respect to such action or proceeding may be heard and determined exclusively in any Ohio state court sitting in Hamilton County, Ohio or the United States District Court for the Southern District of Ohio. Each of the parties agrees that a final judgment in any Proceeding will be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law.

10.11 Further Assurances. The Borrowers shall, in good faith, execute such other and further instruments, assignments or documents as may be necessary or appropriate for the consummation of the transactions contemplated by this Agreement.

10.12 Severability. If any provision of this Agreement is finally determined by a court of competent jurisdiction to be unenforceable, such provision will be deemed to be severed from this Agreement, but every other provision of this Agreement will remain in full force and effect.

10.13 Entire Agreement. This Agreement (including the documents and the instruments referred to herein) constitutes the entire agreement among the parties with respect to its subject matter and supersedes all prior agreements and understandings, or representations, by or among the parties, written and oral, with respect to the subject matter hereof and thereof.

         IN WITNESS WHEREOF, the parties have caused this Agreement to be executed as of the day and year first above written.

  LENDER:                                         BORROWERS:
  -------                                         ----------

THE E. W. SCRIPPS COMPANY                        SUMMIT AMERICA TELEVISION, INC.
                                                 f/k/a SHOP AT HOME, INC.

By:  /s/ Richard A. Boehne                       By:    /s/ George R. Ditomassi
       Executive Vice President                          President



                                   WOAC, INC.

                                                    By:  /s/ George R. Ditomassi
                                                          President



                                   WMFP, INC.

                                                    By:  /s/ George R. Ditomassi
                                                          President



                                   KCNS, INC.



                                                    By:  /s/ George R. Ditomassi
                                                          President



                                   SAH LICENSE, INC.

                                                    By:  /s/ George R. Ditomassi
                                                          President

                                                                       EXHIBIT A



                             Form of Promissory Note

                                 PROMISSORY NOTE

                                 $47,500,000.00
                                                  October 31, 2002

         On or before October 31, 2005, for value received, SUMMIT AMERICA TELEVISION, INC. (formerly known as SHOP AT HOME, INC.), KCNS, INC., WMFP, INC., WOAC, INC. and SAH LICENSE, INC. (collectively, the "Borrowers") jointly and severally promise to pay to the order of THE E.W. SCRIPPS COMPANY (the "Lender") the sum of Forty-Seven Million Five Hundred Thousand Dollars ($47,500,000.00) at the office of the Lender located at 312 Walnut Street, 28th Floor, Cincinnati, Ohio 45202, together with interest at six percent (6%) per annum, payable as provided in this Note. Interest shall be computed on a three hundred sixty (360) day year basis but calculated on actual days, and all accrued interest shall be due and payable quarterly commencing on January 31, 2003 and continuing on the last day of each January, April, July, and October thereafter during the term of this Note and at maturity. The entire remaining balance of principal and accrued, unpaid interest shall be due and payable in full on or before October 31, 2005.

         After maturity, whether by acceleration, notice of intent to prepay or otherwise, the Note shall bear interest (computed and adjusted in the same manner and with the same effect as interest hereon prior to maturity), payable on demand, at a rate per annum equal to eight percent (8%), and whether before or after entry of judgment. In no event shall the interest rate exceed the maximum permitted by law.

         This Promissory Note is issued under and entitled to the benefits of a Loan and Security Agreement dated October 31, 2002, ("Loan Agreement"), between the Borrowers and the Lender to which Loan Agreement reference is hereby made for a statement of the rights in respect thereto of the holder of this Note. All terms not otherwise defined in this Note will have the meanings provided under the Loan Agreement.

         This Note is secured by the Collateral described and defined under the Loan Agreement. If any of the Borrowers shall sell, transfer or otherwise dispose of any of the Collateral, or any part thereof, then such Borrower shall be required to make a prepayment of the principal and accrued and outstanding interest in the manner provided under Section 1.2 of the Loan Agreement.

         Subject to the terms and conditions of the Loan Agreement, the Borrowers may prepay their obligations hereunder at any time, in whole or in part, without penalty or premium. Prepayment amounts shall be applied first to payment of interest on the unpaid principal balance through the date of prepayment and then to payment of principal.

         Upon the occurrence of any event constituting an Event of Default under the terms of the Loan Agreement, the entire balance of the principal and interest upon this Note then owing and unpaid, at the option of the holder hereof, immediately shall become due and payable. Except as therein required, no notice shall be required upon any default and the maker and any endorsers hereon hereby severally waive demand, protest and notice of nonpayment on this Note. The holder hereof at any time either before or after the maturity of this obligation may appropriate and apply any and every indebtedness, including all monies on deposit, credits, balances, monies, collections, drafts, bills, notes, checks and property of every kind, tangible and intangible, whether in custody or in transit, due and owing from the holder hereof or held for the undersigned upon this Note without protest or demand upon or notice of any kind to anyone. The Lender and the Borrowers hereby waive right to trial by jury of any matters arising out of this Note.

         The Borrowers hereby authorize any attorney at law to appear in a court of record of the State of Ohio or any other state in the United States at any time after this Note becomes due, whether by acceleration or otherwise, and to waive the issuing and service of process and confess a judgment in favor of the Lender against the Borrowers for the amount of principal and interest then due upon this Note, together with costs of suit, including reasonable attorneys' fees, and to release all errors and waive all right of appeal and stay of execution. Such attorney-at-law may be an attorney for the Lender. Further, the Borrowers hereby expressly waive any conflict of interest with respect thereto, and the Borrowers expressly consent that the confessing attorney may receive a legal fee from the Lender. The foregoing warrant of attorney will survive any judgment, it being understood that should any judgment be vacated for any reason, the foregoing warrant of attorney nevertheless may thereafter be used for obtaining an additional judgment or judgments.

         No delay on the part of the Lender in exercising any power or rights hereunder will operate as a waiver of any power or rights. Any demand or notice hereunder to the Borrowers may be made by delivery to the address last known by the Lender or mailing such demand or notice to such address with the same effect as if delivered to the Borrowers in person.

         The Borrowers hereby consent to the jurisdiction of the United Stated District Court for the Southern District of Ohio in Cincinnati, Ohio or the Court of Common Pleas of Hamilton County, Ohio, with respect to any civil action commenced upon this Note and acknowledge that such courts have jurisdiction over the Borrowers.

         This Note will be governed by and construed in accordance with the laws of the State of Ohio, without regard for conflict of laws principles.

WARNING - BY SIGNING THIS PAPER, YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME, A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON ITS PART TO COMPLY WITH THE AGREEMENTS OR ANY OTHER CAUSE.


          SUMMIT AMERICA TELEVISION, INC. (formerly known as SHOP AT HOME, INC.)


                           By
                           -----------------------------------------------------
                                                           , ________
                                 --------------------------





                            KCNS, INC.

                            By
                            ----------------------------------------------------
                                                            , ________
                                  --------------------------




                            WMFP, INC.

                            By
                            ----------------------------------------------------
                                                            , __________
                                  --------------------------




                            WOAC, INC.



                            BY
                            ----------------------------------------------------
                                                            , __________
                                   --------------------------




                            SAH LICENSE, INC.



                            BY
                            ----------------------------------------------------
                                                            , __________
                                  --------------------------

                                                                   Exhibit 10.75

                                 FRANK A. WOODS
                               SEVERANCE AGREEMENT

This Severance Agreement (herein "Agreement") is entered into as of the date indicated below by Frank A. Woods, (herein "You") concerning your employment and termination of your employment with Shop At Home, Inc., a/k/a Summit America Television, Inc., a Tennessee corporation (herein "SAH"). In consideration as specified herein, You agree as follows:

1. Upon your execution of this Agreement and the expiration of a seven (7) day revocation period, and in full satisfaction of any claim or potential claim that You have or may have against SAH as detailed in paragraph 2 below, SAH agrees
(a) to pay you a total of Four Hundred Thousand Dollars ($400,000) with fifty-percent (50%) of such amount paid upon the Closing of the Scripps transaction, with the remainder paid out in the employee's normal biweekly payroll from Summit America Television, Inc. as if you had not been terminated (except there will not be any other benefits of any kind) and (b) to interpret your stock option agreements so that upon Your termination as a SAH employee it is agreed that a "Change of Control" has occurred allowing You the benefits spelled out in your stock option agreements provided upon a termination following a "Change of Control" (collectively (a) and (b) referred to herein as "Severance").

2. You, for yourself, your heirs, personal representatives, successors and assigns for the Severance recited in paragraph 1 hereby release and forever discharge SAH and its subsidiaries and their successors, subsidiaries, assigns, affiliates, agents, representatives, employees, officers, directors, trustees, lawyers and shareholders (herein "Released Parties"), from any and all causes of action or claims including but not limited to injuries, contractual, specifically including the waiver of any claims, actions or amounts owed under your Employment Agreement dated March 20, 2002, and any modifications or amendments thereto (herein "Employment Agreement"), or otherwise, in law or equity, known or unknown, in any federal or state court or before any federal or state commission, agency, or board, specifically including, but not limited to, any claim of age (specifically including but not limited to the Age Discrimination Act of 1967, 29 United States Code Section 626, et. al., herein "ADEA"), race, religion, national origin, handicap and/or sex discrimination, and/or breach of contract, and/or claim or wrongful discharge, sexual harassment and/or any claim arising under the Family and Medical Leave Act, Workers Compensation, or any other action arising out of or otherwise associated with your employment and the termination of your employment with SAH, or claims of any other nature against SAH and the Released Parties except violations of criminal statutes prejudicing You, your heirs, personal representatives, successors and assigns (herein "Releasing Parties") which are felonies. This waiver shall be rescinded if SAH does not pay the Severance as detailed above.

3. You understand and agree that the only and essential reason that SAH has agreed to provide You the Severance is to avoid potential litigation costs that might arise from any dispute and that nothing in its payment of the sum specified above is an admission of any wrongdoing on the behalf of SAH or the Released Parties.

4. You understand that the terms and conditions of this Agreement and the incidents surrounding this matter are to be kept strictly confidential. Therefore, You agree to hold this Agreement, its terms, and underlying events in strict confidence and not to discuss or disclose the existence, contents or details of this Agreement or the underlying events with anyone except with your personal legal counsel, where required by law or subpoena, or with SAH and the
E. W. Scripps Company, its affiliates, subsidiaries, divisions and successors including, but not limited to, The Scripps Shop at Home Holding Company and Shop At Home Network, LLC, and their officers, directors and employees. When required by law or subpoena to disclose or potentially disclose this information you agree to give prompt notice to SAH so that SAH can have an opportunity to oppose such disclosure. You also agree not to engage in any conduct that is intended to, or is reasonably foreseeable as likely to, reflect adversely upon SAH or the Released Parties. You agree not to make any derogatory statements about SAH or the Released Parties.

5. You agree to reasonably cooperate with SAH and testify truthfully about any matter relating or involving SAH should litigation or any other proceeding ever arise concerning such matter. You agree that you will not voluntarily meet or communicate with any attorney or third person (beyond your personal attorney) representing any party, other than SAH and the E. W. Scripps Company, its affiliates, subsidiaries, divisions and successors including, but not limited to, The Scripps Shop at Home Holding Company and Shop At Home Network, LLC, and their officers, directors and employees, in litigation or otherwise, concerning any matter involving or relating to SAH and will give SAH immediate notice of any attempted contact or contact with you by such attorney or third party. In the event that you feel the law or a subpoena requires you to disclose or potentially disclose any information protected by the terms of this Agreement, you agree to give SAH immediate notice of such circumstances and a reasonable opportunity to oppose such disclosure prior to your disclosure of the information.

6. You agree that your promise of confidentiality in this Agreement and your agreements and promises set out above in Sections 4 and 5 are essential reasons why SAH is agreeing to offer you the Severance. Further, You understand that your material breach of this Agreement, of your promise of confidentiality or of your other promises will injure SAH and the Released Parties and you agree that for any such material breach that SAH shall be immediately released from having to perform any of its obligations under this Agreement, in addition to whatever other relief that SAH or the Released Parties may be entitled to under law or equity arising from such breach. You also specifically agree that your material breach or attempted breach of Sections 4 and 5 of this Agreement would cause SAH irreparable harm entitling SAH to immediate injunctive relief (i.e., a restraining order or an injunction) to stop such violations or attempted violations in addition to whatever other remedies that SAH would be entitled to for such breach or attempted breach. Such actions or relief sought or obtained by SAH, however, shall in no way relieve You of the waiver and release of claims made by You in Section 2 of this Agreement.

7. You declare and represent that no promise, inducement of, or agreement not here and expressed in writing in this Agreement has been made to You, that this is a FULL, FINAL AND COMPLETE SETTLEMENT, RELEASE AND DISCHARGE FOR ALL CLAIMS arising out of or otherwise associated with your employment and your termination of your employment with SAH, including your Employment Agreement, and contains the entire agreement between the parties hereto, other than your previously executed Non-Compete and Confidentiality Agreement, if any, that remains in full force and effect, and that the terms herein are contractual and not a mere recital.

8. You further declare and represent that SAH through the terms of this Agreement has advised you to obtain the advice of your own personal legal counsel before executing this Agreement with regard to all releases, waivers, concessions, rights, obligations and liabilities contained herein. You acknowledge by signing below that you have advised to seek such independent legal advice and have either received such advice or have voluntarily elected yourself not to seek such advice.

9. You agree that if any provision of this Agreement shall be held invalid or unenforceable, the remainder of this Agreement shall nevertheless remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, this Agreement shall nevertheless remain in full force and effect in all other circumstances. No waiver of any term or condition of this Agreement or any part thereof shall be deemed a waiver of any other terms or conditions of this Agreement or of any later breach of this Agreement.

10. You acknowledge that no guarantees have been made by SAH or the Released Parties concerning the federal, state, and/or local tax treatment of the payments that You will receive. You hereby acknowledge and agree that this is the entire amount that SAH will pay to You without regard to such treatment. You agree and acknowledge that all or part of such payments may be subject to withholding for federal, state, and/or local taxes, including FICA, FUTA, and income taxes.

11. SAH agrees that the indemnification provisions of Tennessee law and its charter and/or bylaws, regarding the conduct and actions of SAH's officers and employees shall continue to be applicable to You for a period of two years after your termination with regard to actions taken by You within the scope of your employment while an officer or employee of SAH.

12. You understand that you have up to twenty-one (21) days from your receipt of this Agreement to consider whether to execute this Agreement, although you may elect on your own to sign this Agreement earlier.


13. You understand that you may revoke this Agreement for a period of seven (7) days after You have signed it. You agree, however, that upon such revocation this Agreement shall be null and void and have no effect whatsoever, and SAH shall have no obligation to extend the Severance provided in Section 1 above.

14. You agree that if after You sign this Agreement and upon the expiration of the seven (7) day revocation period, except for ADEA claims, that as a condition precedent to your attempting to have any part of this Agreement found inoperative or attempting to be relieved of any of the waivers or other obligations that you have made under this Agreement, that you will first refund to SAH any proceeds obtained either directly or indirectly from the Severance received from or paid by SAH.

15. You agree that his Agreement shall be governed by and construed in accordance only with the laws of the State of Tennessee and agree that any conflict of law rule that might require reference to the laws of some jurisdiction other than Tennessee shall be disregarded. You hereby agree for yourself and your properties that the courts sitting in Davidson County, Tennessee, shall have sole and exclusive jurisdiction and venue over any matter arising out of or relating to this Agreement or to your employment and termination of your employment with SAH and hereby submit yourself and your property to the venue and jurisdiction of such courts.

BY SIGNING BELOW YOU AGREE TO WAIVE YOUR RIGHT TO OBJECT OR OPPOSE ANY MOTION TO DISMISS ANY LAWSUIT YOU BRING IN ANY COURT OR FORUM NOT LOCATED IN DAVIDSON COUNTY, TENNESSEE.

16. NO JURY TRIAL. YOU SPECIFICALLY WAIVE YOUR RIGHT TO A TRIAL BY JURY IN ANY ACTION BETWEEN THE PARTIES IN ANY ACTION RELATED IN ANY WAY TO THIS AGREEMENT OR TO ANY ACTIONS OR CLAIMS BROUGHT BY YOU REFERRED TO IN PARAGRAPH 2 OR OTHERWISE.

YOU HAVE READ, REVIEWED AND UNDERSTAND THIS AGREEMENT AND HAVE BEEN ENCOURAGED AND HAVE HAD THE OPPORTUNITY TO CONSULT LEGAL COUNSEL, AND YOU AGREE TO THE TERMS SET OUT HEREIN FREELY, VOLUNTARILY AND WITHOUT COERCION.

         AGREED TO AND ACCEPTED THIS             DAY OF _________________, 2002.

                                             SHOP AT HOME, INC.
                                             SUMMIT AMERICA TELEVISION, INC.



    /s/ Frank A. Woods              By:
---------------------------              ---------------------------------------
         FRANK A. WOODS


                                    Title:
                                         ---------------------------------------

                                                                   Exhibit 10.76
                                  ARTHUR D. TEK
                               SEVERANCE AGREEMENT

This Severance Agreement (herein "Agreement") is entered into as of the date indicated below by Arthur D. Tek, (herein "You") concerning your employment and termination of your employment with Shop At Home, Inc., a/k/a Summit America Television, Inc., a Tennessee corporation (herein "SAH"). In consideration as specified herein, You agree as follows:

1. Upon your execution of this Agreement and the expiration of a seven (7) day revocation period, and in full satisfaction of any claim or potential claim that You have or may have against SAH as detailed in paragraph 2 below, SAH agrees
(a) to pay you a total of Two Hundred Sixty One Thousand Two Hundred and Fifty Dollars ($261,250) with fifty-percent (50%) of such amount paid upon the Closing of the Scripps transaction, with the remainder paid out in the employee's normal biweekly payroll from Summit America Television, Inc. as if you had not been terminated (except there will not be any other benefits of any kind) and (b) to interpret your stock option agreements so that upon Your termination as a SAH employee it is agreed that a "Change of Control" has occurred allowing You the benefits spelled out in your stock option agreements provided upon a termination following a "Change of Control" (collectively (a) and (b) referred to herein as "Severance").

2. You, for yourself, your heirs, personal representatives, successors and assigns for the Severance recited in paragraph 1 hereby release and forever discharge SAH and its subsidiaries and their successors, subsidiaries, assigns, affiliates, agents, representatives, employees, officers, directors, trustees, lawyers and shareholders (herein "Released Parties"), from any and all causes of action or claims including but not limited to injuries, contractual, specifically including the waiver of any claims, actions or amounts owed under your Employment Agreement dated March 12, 1999, and any modifications or amendments thereto (herein "Employment Agreement"), or otherwise, in law or equity, known or unknown, in any federal or state court or before any federal or state commission, agency, or board, specifically including, but not limited to, any claim of age (specifically including but not limited to the Age Discrimination Act of 1967, 29 United States Code Section 626, et. al., herein "ADEA"), race, religion, national origin, handicap and/or sex discrimination, and/or breach of contract, and/or claim or wrongful discharge, sexual harassment and/or any claim arising under the Family and Medical Leave Act, Workers Compensation, or any other action arising out of or otherwise associated with your employment and the termination of your employment with SAH, or claims of any other nature against SAH and the Released Parties except violations of criminal statutes prejudicing You, your heirs, personal representatives, successors and assigns (herein "Releasing Parties") which are felonies. This waiver shall be rescinded if SAH does not pay the Severance as detailed above.

3. You understand and agree that the only and essential reason that SAH has agreed to provide You the Severance is to avoid potential litigation costs that might arise from any dispute and that nothing in its payment of the sum specified above is an admission of any wrongdoing on the behalf of SAH or the Released Parties.

4. You understand that the terms and conditions of this Agreement and the incidents surrounding this matter are to be kept strictly confidential. Therefore, You agree to hold this Agreement, its terms, and underlying events in strict confidence and not to discuss or disclose the existence, contents or details of this Agreement or the underlying events with anyone except with your personal legal counsel, where required by law or subpoena, or with SAH and the
E. W. Scripps Company, its affiliates, subsidiaries, divisions and successors including, but not limited to, The Scripps Shop at Home Holding Company and Shop At Home Network, LLC, and their officers, directors and employees. When required by law or subpoena to disclose or potentially disclose this information you agree to give prompt notice to SAH so that SAH can have an opportunity to oppose such disclosure. You also agree not to engage in any conduct that is intended to, or is reasonably foreseeable as likely to, reflect adversely upon SAH or the Released Parties. You agree not to make any derogatory statements about SAH or the Released Parties.

5. You agree to reasonably cooperate with SAH and testify truthfully about any matter relating or involving SAH should litigation or any other proceeding ever arise concerning such matter. You agree that you will not voluntarily meet or communicate with any attorney or third person (beyond your personal attorney) representing any party, other than SAH and the E. W. Scripps Company, its affiliates, subsidiaries, divisions and successors including, but not limited to, The Scripps Shop at Home Holding Company and Shop At Home Network, LLC, and their officers, directors and employees, in litigation or otherwise, concerning any matter involving or relating to SAH and will give SAH immediate notice of any attempted contact or contact with you by such attorney or third party. In the event that you feel the law or a subpoena requires you to disclose or potentially disclose any information protected by the terms of this Agreement, you agree to give SAH immediate notice of such circumstances and a reasonable opportunity to oppose such disclosure prior to your disclosure of the information.

6. You agree that your promise of confidentiality in this Agreement and your agreements and promises set out above in Sections 4 and 5 are essential reasons why SAH is agreeing to offer you the Severance. Further, You understand that your material breach of this Agreement, of your promise of confidentiality or of your other promises will injure SAH and the Released Parties and you agree that for any such material breach that SAH shall be immediately released from having to perform any of its obligations under this Agreement, in addition to whatever other relief that SAH or the Released Parties may be entitled to under law or equity arising from such breach. You also specifically agree that your material breach or attempted breach of Sections 4 and 5 of this Agreement would cause SAH irreparable harm entitling SAH to immediate injunctive relief (i.e., a restraining order or an injunction) to stop such violations or attempted violations in addition to whatever other remedies that SAH would be entitled to for such breach or attempted breach. Such actions or relief sought or obtained by SAH, however, shall in no way relieve You of the waiver and release of claims made by You in Section 2 of this Agreement.

7. You declare and represent that no promise, inducement of, or agreement not here and expressed in writing in this Agreement has been made to You, that this is a FULL, FINAL AND COMPLETE SETTLEMENT, RELEASE AND DISCHARGE FOR ALL CLAIMS arising out of or otherwise associated with your employment and your termination of your employment with SAH, including your Employment Agreement, and contains the entire agreement between the parties hereto, other than your previously executed Non-Compete and Confidentiality Agreement, if any, that remains in full force and effect, and that the terms herein are contractual and not a mere recital.

8. You further declare and represent that SAH through the terms of this Agreement has advised you to obtain the advice of your own personal legal counsel before executing this Agreement with regard to all releases, waivers, concessions, rights, obligations and liabilities contained herein. You acknowledge by signing below that you have advised to seek such independent legal advice and have either received such advice or have voluntarily elected yourself not to seek such advice.

9. You agree that if any provision of this Agreement shall be held invalid or unenforceable, the remainder of this Agreement shall nevertheless remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, this Agreement shall nevertheless remain in full force and effect in all other circumstances. No waiver of any term or condition of this Agreement or any part thereof shall be deemed a waiver of any other terms or conditions of this Agreement or of any later breach of this Agreement.

10. You acknowledge that no guarantees have been made by SAH or the Released Parties concerning the federal, state, and/or local tax treatment of the payments that You will receive. You hereby acknowledge and agree that this is the entire amount that SAH will pay to You without regard to such treatment. You agree and acknowledge that all or part of such payments may be subject to withholding for federal, state, and/or local taxes, including FICA, FUTA, and income taxes.

11. SAH agrees that the indemnification provisions of Tennessee law and its charter and/or bylaws, regarding the conduct and actions of SAH's officers and employees shall continue to be applicable to You for a period of two years after your termination with regard to actions taken by You within the scope of your employment while an officer or employee of SAH.

12. You understand that you have up to twenty-one (21) days from your receipt of this Agreement to consider whether to execute this Agreement, although you may elect on your own to sign this Agreement earlier.


13. You understand that you may revoke this Agreement for a period of seven (7) days after You have signed it. You agree, however, that upon such revocation this Agreement shall be null and void and have no effect whatsoever, and SAH shall have no obligation to extend the Severance provided in Section 1 above.

14. You agree that if after You sign this Agreement and upon the expiration of the seven (7) day revocation period, except for ADEA claims, that as a condition precedent to your attempting to have any part of this Agreement found inoperative or attempting to be relieved of any of the waivers or other obligations that you have made under this Agreement, that you will first refund to SAH any proceeds obtained either directly or indirectly from the Severance received from or paid by SAH.

15. You agree that his Agreement shall be governed by and construed in accordance only with the laws of the State of Tennessee and agree that any conflict of law rule that might require reference to the laws of some jurisdiction other than Tennessee shall be disregarded. You hereby agree for yourself and your properties that the courts sitting in Davidson County, Tennessee, shall have sole and exclusive jurisdiction and venue over any matter arising out of or relating to this Agreement or to your employment and termination of your employment with SAH and hereby submit yourself and your property to the venue and jurisdiction of such courts.

BY SIGNING BELOW YOU AGREE TO WAIVE YOUR RIGHT TO OBJECT OR OPPOSE ANY MOTION TO DISMISS ANY LAWSUIT YOU BRING IN ANY COURT OR FORUM NOT LOCATED IN DAVIDSON COUNTY, TENNESSEE.

16. NO JURY TRIAL. YOU SPECIFICALLY WAIVE YOUR RIGHT TO A TRIAL BY JURY IN ANY ACTION BETWEEN THE PARTIES IN ANY ACTION RELATED IN ANY WAY TO THIS AGREEMENT OR TO ANY ACTIONS OR CLAIMS BROUGHT BY YOU REFERRED TO IN PARAGRAPH 2 OR OTHERWISE.

YOU HAVE READ, REVIEWED AND UNDERSTAND THIS AGREEMENT AND HAVE BEEN ENCOURAGED AND HAVE HAD THE OPPORTUNITY TO CONSULT LEGAL COUNSEL, AND YOU AGREE TO THE TERMS SET OUT HEREIN FREELY, VOLUNTARILY AND WITHOUT COERCION.

         AGREED TO AND ACCEPTED THIS             DAY OF _________________, 2002.

                                              SHOP AT HOME, INC.
                                              SUMMIT AMERICA TELEVISION, INC.



     /s/ Arthur D. Tek                        By:
--------------------------------------------  ----------------------------------
         ARTHUR D. TEK


                                              Title:
                                              ----------------------------------

                                                                   Exhibit 10.77


                               THOMAS N. MERRIHEW
                               SEVERANCE AGREEMENT

This Severance Agreement (herein "Agreement") is entered into as of the date indicated below by Thomas N. Merrihew, (herein "You") concerning your employment and termination of your employment with Shop At Home, Inc., a/k/a Summit America Television, Inc., a Tennessee corporation (herein "SAH"). In consideration as specified herein, You agree as follows:

1. Upon your execution of this Agreement and the expiration of a seven (7) day revocation period, and in full satisfaction of any claim or potential claim that You have or may have against SAH as detailed in paragraph 2 below, SAH agrees
(a) to pay you a total of One Hundred Seventy-Five Thousand Dollars ($175,000) with fifty-percent (50%) of such amount paid upon the Closing of the Scripps transaction, with the remainder paid out in the employee's normal biweekly payroll from Summit America Television, Inc. as if you had not been terminated (except there will not be any other benefits of any kind) and (b) to interpret your stock option agreements so that upon Your termination as a SAH employee it is agreed that a "Change of Control" has occurred allowing You the benefits spelled out in your stock option agreements provided upon a termination following a "Change of Control" (collectively (a) and (b) referred to herein as "Severance").

2. You, for yourself, your heirs, personal representatives, successors and assigns for the Severance recited in paragraph 1 hereby release and forever discharge SAH and its subsidiaries and their successors, subsidiaries, assigns, affiliates, agents, representatives, employees, officers, directors, trustees, lawyers and shareholders (herein "Released Parties"), from any and all causes of action or claims including but not limited to injuries, contractual, specifically including the waiver of any claims, actions or amounts owed under your Employment Agreement dated July 20, 2001, and any modifications or amendments thereto (herein "Employment Agreement"), or otherwise, in law or equity, known or unknown, in any federal or state court or before any federal or state commission, agency, or board, specifically including, but not limited to, any claim of age (specifically including but not limited to the Age Discrimination Act of 1967, 29 United States Code Section 626, et. al., herein "ADEA"), race, religion, national origin, handicap and/or sex discrimination, and/or breach of contract, and/or claim or wrongful discharge, sexual harassment and/or any claim arising under the Family and Medical Leave Act, Workers Compensation, or any other action arising out of or otherwise associated with your employment and the termination of your employment with SAH, or claims of any other nature against SAH and the Released Parties except violations of criminal statutes prejudicing You, your heirs, personal representatives, successors and assigns (herein "Releasing Parties") which are felonies. This waiver shall be rescinded if SAH does not pay the Severance as detailed above.

3. You understand and agree that the only and essential reason that SAH has agreed to provide You the Severance is to avoid potential litigation costs that might arise from any dispute and that nothing in its payment of the sum specified above is an admission of any wrongdoing on the behalf of SAH or the Released Parties.

4. You understand that the terms and conditions of this Agreement and the incidents surrounding this matter are to be kept strictly confidential. Therefore, You agree to hold this Agreement, its terms, and underlying events in strict confidence and not to discuss or disclose the existence, contents or details of this Agreement or the underlying events with anyone except with your personal legal counsel, where required by law or subpoena, or with SAH and the
E. W. Scripps Company, its affiliates, subsidiaries, divisions and successors including, but not limited to, The Scripps Shop at Home Holding Company and Shop At Home Network, LLC, and their officers, directors and employees. When required by law or subpoena to disclose or potentially disclose this information you agree to give prompt notice to SAH so that SAH can have an opportunity to oppose such disclosure. You also agree not to engage in any conduct that is intended to, or is reasonably foreseeable as likely to, reflect adversely upon SAH or the Released Parties. You agree not to make any derogatory statements about SAH or the Released Parties.

5. You agree to reasonably cooperate with SAH and testify truthfully about any matter relating or involving SAH should litigation or any other proceeding ever arise concerning such matter. You agree that you will not voluntarily meet or communicate with any attorney or third person (beyond your personal attorney) representing any party, other than SAH and the E. W. Scripps Company, its affiliates, subsidiaries, divisions and successors including, but not limited to, The Scripps Shop at Home Holding Company and Shop At Home Network, LLC, and their officers, directors and employees, in litigation or otherwise, concerning any matter involving or relating to SAH and will give SAH immediate notice of any attempted contact or contact with you by such attorney or third party. In the event that you feel the law or a subpoena requires you to disclose or potentially disclose any information protected by the terms of this Agreement, you agree to give SAH immediate notice of such circumstances and a reasonable opportunity to oppose such disclosure prior to your disclosure of the information.

6. You agree that your promise of confidentiality in this Agreement and your agreements and promises set out above in Sections 4 and 5 are essential reasons why SAH is agreeing to offer you the Severance. Further, You understand that your material breach of this Agreement, of your promise of confidentiality or of your other promises will injure SAH and the Released Parties and you agree that for any such material breach that SAH shall be immediately released from having to perform any of its obligations under this Agreement, in addition to whatever other relief that SAH or the Released Parties may be entitled to under law or equity arising from such breach. You also specifically agree that your material breach or attempted breach of Sections 4 and 5 of this Agreement would cause SAH irreparable harm entitling SAH to immediate injunctive relief (i.e., a restraining order or an injunction) to stop such violations or attempted violations in addition to whatever other remedies that SAH would be entitled to for such breach or attempted breach. Such actions or relief sought or obtained by SAH, however, shall in no way relieve You of the waiver and release of claims made by You in Section 2 of this Agreement.

7. You declare and represent that no promise, inducement of, or agreement not here and expressed in writing in this Agreement has been made to You, that this is a FULL, FINAL AND COMPLETE SETTLEMENT, RELEASE AND DISCHARGE FOR ALL CLAIMS arising out of or otherwise associated with your employment and your termination of your employment with SAH, including your Employment Agreement, and contains the entire agreement between the parties hereto, other than your previously executed Non-Compete and Confidentiality Agreement, if any, that remains in full force and effect, and that the terms herein are contractual and not a mere recital.

8. You further declare and represent that SAH through the terms of this Agreement has advised you to obtain the advice of your own personal legal counsel before executing this Agreement with regard to all releases, waivers, concessions, rights, obligations and liabilities contained herein. You acknowledge by signing below that you have advised to seek such independent legal advice and have either received such advice or have voluntarily elected yourself not to seek such advice.

9. You agree that if any provision of this Agreement shall be held invalid or unenforceable, the remainder of this Agreement shall nevertheless remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, this Agreement shall nevertheless remain in full force and effect in all other circumstances. No waiver of any term or condition of this Agreement or any part thereof shall be deemed a waiver of any other terms or conditions of this Agreement or of any later breach of this Agreement.

10. You acknowledge that no guarantees have been made by SAH or the Released Parties concerning the federal, state, and/or local tax treatment of the payments that You will receive. You hereby acknowledge and agree that this is the entire amount that SAH will pay to You without regard to such treatment. You agree and acknowledge that all or part of such payments may be subject to withholding for federal, state, and/or local taxes, including FICA, FUTA, and income taxes.

11. SAH agrees that the indemnification provisions of Tennessee law and its charter and/or bylaws, regarding the conduct and actions of SAH's officers and employees shall continue to be applicable to You for a period of two years after your termination with regard to actions taken by You within the scope of your employment while an officer or employee of SAH.

12. You understand that you have up to twenty-one (21) days from your receipt of this Agreement to consider whether to execute this Agreement, although you may elect on your own to sign this Agreement earlier.


13. You understand that you may revoke this Agreement for a period of seven (7) days after You have signed it. You agree, however, that upon such revocation this Agreement shall be null and void and have no effect whatsoever, and SAH shall have no obligation to extend the Severance provided in Section 1 above.

14. You agree that if after You sign this Agreement and upon the expiration of the seven (7) day revocation period, except for ADEA claims, that as a condition precedent to your attempting to have any part of this Agreement found inoperative or attempting to be relieved of any of the waivers or other obligations that you have made under this Agreement, that you will first refund to SAH any proceeds obtained either directly or indirectly from the Severance received from or paid by SAH.

15. You agree that his Agreement shall be governed by and construed in accordance only with the laws of the State of Tennessee and agree that any conflict of law rule that might require reference to the laws of some jurisdiction other than Tennessee shall be disregarded. You hereby agree for yourself and your properties that the courts sitting in Davidson County, Tennessee, shall have sole and exclusive jurisdiction and venue over any matter arising out of or relating to this Agreement or to your employment and termination of your employment with SAH and hereby submit yourself and your property to the venue and jurisdiction of such courts.

BY SIGNING BELOW YOU AGREE TO WAIVE YOUR RIGHT TO OBJECT OR OPPOSE ANY MOTION TO DISMISS ANY LAWSUIT YOU BRING IN ANY COURT OR FORUM NOT LOCATED IN DAVIDSON COUNTY, TENNESSEE.

16. NO JURY TRIAL. YOU SPECIFICALLY WAIVE YOUR RIGHT TO A TRIAL BY JURY IN ANY ACTION BETWEEN THE PARTIES IN ANY ACTION RELATED IN ANY WAY TO THIS AGREEMENT OR TO ANY ACTIONS OR CLAIMS BROUGHT BY YOU REFERRED TO IN PARAGRAPH 2 OR OTHERWISE.

YOU HAVE READ, REVIEWED AND UNDERSTAND THIS AGREEMENT AND HAVE BEEN ENCOURAGED AND HAVE HAD THE OPPORTUNITY TO CONSULT LEGAL COUNSEL, AND YOU AGREE TO THE TERMS SET OUT HEREIN FREELY, VOLUNTARILY AND WITHOUT COERCION.

         AGREED TO AND ACCEPTED THIS             DAY OF _________________, 2002.

                                               SHOP AT HOME, INC.
                                               SUMMIT AMERICA TELEVISION, INC.



       /s/ Thomas N. Merrihew                  By:
   -----------------------------------------   ---------------------------------
         THOMAS N. MERRIHEW


                                               Title:
                                               ---------------------------------

                                                                   Exhibit 10.78
                                BENNETT S. SMITH
                               SEVERANCE AGREEMENT

         Tbis Severance Agreement (herein "Agreement") is entered into as of the date indicated below by Bennett S. Smith, (herein "You") concerning your employment and termination of your employment with Shop At Home, Inc., a/k/a Summit America Television, Inc., a Tennessee corporation (herein "SAIl"). In consideration as specified herein, You agree as follows:

         1. Upon your execution of this Agreement and the expiration of a seven
(7) day revocation period, and in full satisfaetinn of any claim or potential claim that You have or may have against SAH as detailed In paragraph 2 below, SAIl agrees (a) to pay you a total of Three Hundred Fifty Thousand Dollars ($350,000) with fifty-percent (50%) of such amount paid upon the Closing of the Scripps transaction, with the remainder paid out in the employee's normal biweekly payroll from Summit America Television, Inc. as if you had not been terminated (except there will not be any other benefits of any kind) and (b) to interpret your stock option agreements so that upon Your termination as a SAH employee it is agreed that a "Change of Control" has occurred allowing You the benefits spelled out in your stock option agreements provided upon a termination following a "Change of Control" (colleetively (a) and (b) referred to herein as "Severance").

         2. You, for yourself, your heirs, personal representatives, successors and assigns for the Severance recited in paragraph 1 hereby release and forever discharge SAIl and its subsidiaries and their successors, subsidiaries, assigns, affiliates, agents, representatives, employees, officers, directors, trastees, lawyers and shareholders (herein "Released Parties"), from any and all causes of action or claims including but not limited to injuries, contractual, specifically including the waiver of any claims, actions or amounts owed under your Employment Agreement dated December 7, 2001, and any modifications or amendments thereto (herein "Employment Agreement"), or otherwise, in law or equity, known or unknown, in any federal or state court or before any federal or state commission, agency, or board, specifically including, but not limited to, any claim of age (specifically including but not limited to the Age Discrimination Act of 1967, 29 United States Code Section 626, et. al., herein "ADEA"), race, religion, national origin, handicap and/or sex discrimination, and/or breach of contract, and/or claim or wrongful discharge, sexual harassment and/or any claim arising under the Family and Medical Leave Act, Workers Compensation, or any other action arising out of or otherwise associated with your employment and the termination of your employment with SAIl, or claims of any other nature against SAIl and the Released Parties. This waiver shall be rescinded if SAH does not pay the Severance as detailed above.

         3. You understand and agree that the only and essential reason that SAH has agreed to provide You the Severance is to avoid potential litigation costs that might arise from any dispute and that nothing in its payment of the sum specified above is an admission of any wrongdoing on the behalf of SAH or the Released Parties.

         4. You understand that the terms and conditions of this Agreement and the incidents surrounding this matter are to be kept strictly confidential. Therefore, You agree to hold this Agreement, its terms, and underlying events in strict confidence and not to discuss or disclose the existence, contents or details of this Agreement or the underlying events with anyone except with your personal legal counsel or where required by law or subpoena. When required by law or subpoena to disclose or potentially disclose this information you agree to give prompt notice to SAH so that SAH can have an opportunity to oppose such disclosure. You also agree not to engage in any conduct that is intended to, or is reasonably foreseeable as likely to, reflect adversely upon SAI-I or the Released Parties. You agree not to make any derogatory statements about SAH or the Released Parties.

         5. You agree to reasonably cooperate with SAH and testify truthfully about any matter relating or involving SAIt should litigation or any other proceeding ever arise concerning such matter. You agree that you will not voluntarily meet or communicate with any attorney or third person (beyond your personal attorney) representing any party, other than SAH, in litigation or otherwise, concerning any matter involving or relating to SAI-I and will give SAH immediate notice of any attempted contact or contact with you by such attorney or third party. In the event that you feel the law or a subpoena requires you to disclose or potentially disclose any information protected by the terms of tiffs Agreement, you agree to give SAI-I immediate notice of such circumstances and a reasonable opportunity to oppose such disclosure prior to your disclosure of the information.

         6. You agree that your promise of confidentiality in fl~s Agreement and your agreements and promises set out above in Sections 4 and 5 are essential reasons why SAI-I is agreeing to offer you the Severance. Further, You understand that your material breach of this Agreement, of your promise of confidentiality or of your other promises will injure SAH and the Released Parties and you agree that for any such material breach that SAH shall be immediately released from having to perform any of its obligations under this Agreement, in addition to whatever other relief that SAI-I or the Released Parties may be entitled to under law or equity arising from such breach. You also specifically agree that your material breach or attempted breach of Sections 4 and 5 of this Agreement would cause SAI-I irreparable harm entitling SAI-I to immediate injunctive relief (i.e., a restraining order or an injunction) to stop such violations or attempted violations in addition to whatever other remedies that SATI would be entitled to for such breach or attempted breach. Such actions or relief sought or obtained by SAI-I, however, shall in no way relieve You of the waiver and release of claims made by You in
Section 2 of this Agreement.

         7. You declare and represent that no promise, inducement of, or agreement not here and expressed in writing in this Agreement has been made to You, that tl~s is a FULL, FINAL AND COMPLETE SETTLEMENT, RELEASE AND DISCI~RGE FOR ALL CLAIMS arising out of or otherwise associated with your employment and your termination of your empIoyment with SAII, including your Employment Agreement, and contains the entire agreement between the parties hereto, other than your previously executed Non-Compete and Confidentiality Agreement, if any, that remains in full force and effect, and that the terms herein are contractual and not a mere recital.

         8. You further declare and represent that S AH through t he terms o f t his Agreement h as advised you to obtain the advice of your own personal legal counseI before executing this Agreement with regard to aII releases, waivers, concessions, rights, obligations and liabilities contained herein. You acknowledge by signing below that you have advised to seek such independent legal advice and have either received such advice or have voluntarily elected yourself not to seek such advice.

         9. You agree that if any provision of this Agreement shall be held invalid or unenforceable, the remainder of this Agreement shall nevertheless remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, this Agreement shall nevertheless remain in full force and effect in all other circumstances. No waiver of any term or condition of this Agreement or any part thereof shall be deemed a waiver of any other terms or conditions of this Agreement or of any later breach of this Agreement.

         10. You acknowledge that no guarantees have been made by SAI-I or the Released Parties concerning the federal, state, and/or local tax treatment of the payments that You will receive. You hereby acknowledge and agree that this is the entire amount that SAI-I will pay to You without regard to such treatment. You agree and acknowledge that all or part of such payments may be subject to withholding for federal, state, and/or local taxes, ineluding FICA, FUTA, and income taxes.

         11. You understand that you have up to twenty-one (21) days from your receipt of this Agreement to consider whether to execute this Agreement, although you may elect on your own to sign tbSs Agreement earlier.

              12. You understand that you may revoke this Agreement for a period of seven (7) days after You have signed it. You agree, however, that upon such revocation this Agreement shall be null and void and have no effect whatsoever, and SAH shall have no obligation to extend the Severance provided in Section 1 above.

              13. You agree that if after You sign this Agreement and upon the expiration of the seven (7) day revocation period, except for ADEA claims, that as a condition precedent to your attempting to have any part of this Agreement found inoperative or attempting to be relieved of any of the waivers or other obligations that you have made under this Agreement, that you will first refund to SAIl any proceeds obtained either directly or indirectly from the Severance received from or paid by SAH.

              14. You agree that his Agreement shall be governed by and construed in accordance only with the laws of the State of Tennessee and agree that any conflict of law rule that might require reference to the laws of some jurisdiction other than Tennessee shall be disregarded. You hereby agree for yourself and your properties that the courts sitting in Davidson County, Tennessee, shall have sole and exclusive jurisdiction and venue over any matter arising out of or relating to this Agreement or to your employment and termination of your employment with SAI-I and hereby submit yourself and your property to the venue and jurisdiction of such courts.

    BY SIGNING BELOW YOU AGREE TO WAIVE YOUR RIGHT TO OBJECT OR OPPOSE ANY MOTION TO DISMISS ANY LAWSUIT YOU BRING IN ANY COURT OR FORUM NOT LOCATED IN DAVIDSON COUNTY, TENNESSEE.

              15. NO JURY TRIAL. YOU SPECIFICALLY WAIVE YOUR RIGHT TO A TRIAL BY JURY IN ANY ACTION BETWEEN TI:[E PARTIES IN ANY ACTION RELATED IN ANY WAY TO THIS AGREEMENT OR TO ANY ACTIONS OR CLAIMS BROUGHT BY YOU REFERRED TO IN PARAGRAPH 2 OR OTHERWISE.

     YOU HAVE READ, REVIEWED AND UNDERSTAND THIS AGREEMENT AND HAVE BEEN ENCOURAGED AND HAVE HAD THE OPPORTUNITY TO CONSULT LEGAL COUNSEL, AND YOU AGREE TO THE TERMS SET OUT HEREIN FREELY,
     VOLUNTARILY AND WITHOUT COERCION.

    AGREED TO AND ACCEPTED THIS             DAY OF _________________, 2002.

                                               SHOP AT HOME, INC.
                                               SUMMIT AMERICA TELEVISION, INC.

    /s/ Bennett S. Smith            By:
---------------------------              ---------------------------------------
    Bennett S. Smith


                                    Title:
                                         ---------------------------------------

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shop At Home, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002, as amended and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank A. Woods, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  October 31, 2002

/s/ Frank A. Woods
Frank A. Woods
Co-Chief Executive Officer




                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shop At Home, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002, as amended and filed with the Securities and Commission on the date hereof (the "Report"), I, George R. Ditomassi, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  October 31, 2002

/s/ George R. Ditomassi
George R. Ditomassi
Co-Chief Executive Officer

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shop At Home, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002, as amended and filed with the Securities and Commission on the date hereof (the "Report"), I, Arthur D. Tek, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  October 31, 2002

/s/ Arthur D. Tek
Arthur D. Tek
Executive Vice President
     and Chief Financial Officer