Form 10-K
period 2002-12-31
SUMMIT AMERICA TELEVISION INC /TN/
filed 2003-04-01
CIK 810029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE TRANSITION PERIOD
                     FROM JULY 1, 2002 TO DECEMBER 31, 2002

                         Commission file number 0-25596
                         SUMMIT AMERICA TELEVISION, INC.
             (Exact name of registrant as specified in its charter)

                              Tennessee 62-1282758
                       (State of incorporation) (IRS EIN)

                        400 Fifth Avenue South, Suite 203
                              Naples, Florida 34102
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (786) 206-0047

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No ____

The registrant estimates that the aggregate market value of the Common Stock held by non-affiliates of the registrant on March 27, 2003, was $91,754,372.

Number of shares of Common Stock outstanding as of March 27, 2003 was 42,394,097.

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 2, 2003, are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
                         SUMMIT AMERICA TELEVISION, INC.

                                    FORM 10-K
                         FOR THE TRANSITION PERIOD FROM
                     JULY 1, 2002, THROUGH DECEMBER 31, 2002

                                      INDEX
PART I                                                                     Page
                                                                           ----
         Item 1.  Business                                                   4
         Item 2.  Properties                                                 5
         Item 3.  Legal Proceedings                                          5
         Item 4.  Submission of Matters to a Vote of Security Holders        6
PART II
         Item 5.  Market for Summit America Television's Common Stock        6
         Item 6.  Selected Financial Data                                    8
         Item 7.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                   10
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk 18
         Item 8.  Financial Statements                                       19
         Item 9.  Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                   48
PART III
         Item 10. Directors and Executive Officers of the Company            48
         Item 11. Executive Compensation                                     49
         Item 12. Security Ownership of Certain Beneficial Owners and
                       Management                                            49
         Item 13. Certain Relationships and Related Transactions             49
         Item 14. Controls and Procedures                                    49
PART IV
         Item 15. Exhibits, Financial Statement Schedule, and Reports
                       on Form 8-K                                           50
SIGNATURES                                                                   56
CERTIFICATIONS                                                               57

FORWARD-LOOKING STATEMENTS

         All statements, other than statements of historical fact, contained within this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). In some cases you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "potential," "expect," "plan" or the negative of these terms, as well as similar expressions intended to identify forward-looking looking statements.

         Summit America Television, Inc. (NASDAQ: SATH), which was formerly known as Shop At Home, Inc. (also referred to as the "Company," "Summit America," "we," or "us"), based these forward-looking statements largely on its current expectations and projections about future events and financial trends affecting the financial condition of its business. These forward-looking statements present our estimates and assumptions only as of the date of this report and are subject to a number of risks, uncertainties and assumptions about Summit America, including, among other things:

o        general economic and business conditions, both nationally and in our markets;

o        our expectations and estimates  concerning future financial performance and financing plans, including the revenue expectations and risks associated with our joint venture with The E.W. Scripps Company;

o        the successful implementation of our business strategy;

o        restrictions imposed by the terms of our indebtedness; and

o        fluctuations in our operating results;

o        continued employment of key personnel and our ability to hire qualified personnel;

o        existing and future regulations affecting our business operations and profitability;

o        the consistent and reliable operation of our broadcasting equipment and the satellite transponders we lease;

o        technological changes in the television industry; and

o        anticipated business trends in the television industry generally.

         Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to publicly update you or revise any forward-looking statements resulting from new information, future events or otherwise after the date of this report. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

                                     PART I
ITEM 1.  BUSINESS

Company Overview

         The Company owns and operates five television stations and holds a 30% interest in Shop At Home Network LLC, a nationally televised home shopping channel (the "Network"). The television stations are located in San Francisco (KCNS, Channel 38), Boston (WMFP, Channel 62), Cleveland (WOAC, Channel 67), Raleigh-Durham (WRAY, Channel 30) and Bridgeport, Connecticut (WSAH, Channel
43). Four of these television stations are positioned in the top 20 television markets in the United States, including the Bridgeport, Connecticut station, which serves a portion of the New York City market.

            The Network is a retail seller of a variety of consumer products through interactive electronic media including broadcast, cable and satellite television and the internet. The Network produces programming at its facilities in Nashville, Tennessee. The programming is transmitted by satellite to cable television systems, direct broadcast satellite systems and television broadcasting stations across the country.

         On October 31, 2002, the Company sold 70% of the Network (including the assignment of all rights the Company had in the name "Shop At Home") to a subsidiary of The E.W. Scripps Company ("Scripps"). From the second to the fifth anniversary of the sale date, the Company has the right to require Scripps to purchase its 30% ownership in the Network for cash equal to the fair market value. The Company has also entered into an affiliation agreement with the Network under which the Company's television stations will carry the Network's programming for three years. Under the terms of this affiliation agreement, the Company's television stations are required to broadcast all programming provided by the Network on an exclusive basis (subject to FCC-mandated programming requirements), and the Company is presently dependent upon the Network as the Company's principal source of revenue. The Network has agreed to provide 24-hour over-the-air programming seven days per week. The Company retains the right to terminate this affiliation agreement after 15 months under certain conditions.

         On October 31, 2002, the Company changed its corporate name from "Shop At Home, Inc." to "Summit America Television, Inc.," reflecting the change in the Company's business focus.

         The Federal Communications Commission ("FCC") has initiated proceedings to make decisions on a possible auction of 700 MHz spectrum rights. This auction could result in band-clearing proposals from which the Company's stations in Boston and Cleveland, and a former Company station in Houston, might receive economic proposals to relocate the incumbent broadcast stations owned by the Company. The Company retained a 50% interest in any economic benefit that might accrue to the Houston station.

         The Company was incorporated in June 1986 under the laws of Tennessee, and its principal place of business and executive offices are located at 400 Fifth Avenue South, Suite 203, Naples, Florida 34102. The Company's telephone number is (786) 206-0047, and its internet address is www.summitamericatv.com.

         The following table sets forth certain information regarding each of the broadcast stations owned by the Company:
                               Designated      License
                 Call Sign     Market Area    Expiration   Rank of
                                  (DMA)          Date        DMA
                 ----------   --------------- ------------ ---------

                    WSAH         New York (1)    6/2007         1
                    KCNS         San Francisco  12/2006         5
                    WMFP         Boston          4/2007         6
                    WOAC         Cleveland      10/2005        17
                    WRAY         Raleigh        12/2004        29

(1) While WSAH, Bridgeport, Connecticut, is inside the New York DMA, the station only covers a portion of the market.

Employees

         As of December 31, 2002, the Company employed approximately 15 people, and approximately 11 were full-time employees. Management believes it maintains a good relationship with its employees. Presently, no collective bargaining agreements exist between the Company and its employees.

Available Information

         The Company's internet website, www.summitamericatv.com, provides a broad range of information to investors and the interested public, regarding the five owned and operated broadcast television stations, the Company's asset profile, and its directors and executive leadership. It also provides full access to all of the Company's news releases. The Company has not yet implemented public access via its website to its periodic reports filed with the Securities and Exchange Commission, including the Form 8-K, Form 10-Q, and Form 10-K. Electronic copies are available free of charge, via e-mail, upon request by writing or telephoning the Company, or by sending an e-mail message to summitamerica@earthlink.net.


ITEM 2.  PROPERTIES

         The Company leases all of its office and television station real estate, including all of the towers, with the exception of the television transmitter tower serving WOAC (Cleveland), which is owned.

         Management believes that its leased and owned properties are in good working condition.

ITEM 3.  LEGAL PROCEEDINGS

         A lawsuit was filed against the Company in January 2000 by a former vendor, Classic Collectibles, LLC, in state Chancery Court in Chattanooga, Tennessee. The vendor alleges that the Company improperly canceled certain orders, that certain amounts it paid to the Company under a written agreement should be refunded, and that certain amounts were left owing on the account. The vendor also claims entitlement to alleged lost profits of approximately $2 million, asserting the Company did not provide an amount of broadcast network time in 1999 that the vendor alleges was orally promised in connection with the written agreement. The Company has filed its answer and has vigorously pursued its defense against Classic Collectibles, LLC. The case was initially set for a jury trial in November 2002 but has been postponed by the court until September 2003.

         On September 27, 2002, Dixie Health, Inc. ("Dixie") sued the Company, later adding the Network as a defendant, in the United States District Court for the Middle District of Tennessee at Nashville. Dixie asserts causes of action based upon Summit's alleged use of trade dress owned by Dixie, arising from events occurring after the Company's termination of Dixie as a vendor.

         Dixie asserted causes of actionable violation of the Lanham Act, unfair competition and false advertising, and unfair or deceptive acts or practices, and claims entitlement to $69,221.82 for goods sold to the Company. The Company has filed its answer and counterclaim and intends to vigorously pursue its defense.

         In addition, the Company is subject to routine litigation arising from the normal and ordinary operation of its business. The Company believes that such litigation is not likely to have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 31, 2002, the Company's Board of Directors called a special meeting of shareholders to consider two matters related to the Company's transaction with Scripps. Shareholders present in person or by proxy, representing 27,502,370 shares of Common Stock of the 41,958,247 shares outstanding on the record date, voted on the following matters:

         The shareholders voted to approve the indirect sale to a subsidiary of Scripps of a 70% interest in the operating assets and liabilities and business operations of the Company's television and internet home shopping network.
                                     Votes Cast                Abstentions and
          Votes Cast For              Against                  Broker Non-Votes
          --------------              -------                  ----------------
            27,039,706                353,151                      109,513

             As part of the Scripps transaction, in which the Company assigned all rights it had in the name "Shop At Home" to the Network, the Board of Directors submitted for shareholder vote an amendment to the charter of the Company changing the Company's corporate name from "Shop At Home, Inc." to "Summit America Television, Inc." The shareholders approved the amendment to the Company's charter, and, effective on October 31, 2002, the Company changed its corporate name. (The Company's common stock trading symbol, "SATH," remained the same.)

                                      Votes Cast               Abstentions and
          Votes Cast For               Against                 Broker Non-Votes
          --------------               -------                 ----------------
            26,936,068                 478,874                     87,428


                                     PART II

ITEM 5. MARKET FOR SUMMIT AMERICA TELEVISION'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Trading History

         The Company's Common Stock is quoted in the NASDAQ National Market under the symbol "SATH."

         The range of market prices for the Company's Common Stock during the two most recent years, as reported by the high and low closing prices on the National Market, are as follows.

                                                  HIGH             LOW
   2001

  First Quarter                                  $5.19           $2.44
  Second Quarter                                  2.94            0.97
  Third Quarter                                   2.03            1.28
  Fourth Quarter                                  3.21            1.44

   2002

  First Quarter                                  $3.38           $1.91
  Second Quarter                                  3.05            1.85
  Third Quarter                                   3.65            2.50
  Fourth Quarter                                  3.22            2.00

  TRANSITION PERIOD

  Third Quarter                                  $2.79           $1.44
  Fourth Quarter                                  2.80            2.19

Equity Holders

         As of December 31, 2002, there were approximately 622 owners of the Company's Common Stock on record.

Payment of Dividends

         The Company has not declared or paid any dividends on its Common Stock in the last two years and did not declare or pay any dividends during the six months ended December 31, 2002. The Company does not anticipate declaring or paying any dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be made at the discretion of the Company's Board of Directors and will depend on then-existing conditions, including its financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

         The following table provides information as of December 31, 2002, regarding the options outstanding and available under the Company's 1999 Employee Stock Option Plan and under the stock incentive plan adopted for eligible employees in 1991.





                      EQUITY COMPENSATION PLAN INFORMATION

                                              (a)                               (b)                             (c)
                                    Number of securities to be      Weighted-average exercise          Number of securities
                                                                                                     remaining available for
                                                                                                   future issuance under equity
                                     issued upon exercise of                                      compensation plans (excluding
         Plan Category            outstanding options, warrants   price of outstanding options,      securities reflected in
                                            and rights                 warrants and rights                 column (a))

   Equity compensation plans                6,250,234                         $3.23                         2,339,166
  approved by security holders

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included as Item 8. The statements of operations and balance sheet data set forth below as of and for each of the five years in the period ended June 30, and as of and for the six months ended December 31, 2002 are derived from the audited financial statements of the Company. The statement of operations and balance sheet data as of and for the six months ended December 31, 2001 are derived from unaudited financial information prepared by the Company.

For factors affecting the comparability of Selected Financial Data, refer to
Item 7 and the footnotes below.




                                                Six Months Ended
                                                       December 31,                     Years Ended June 30,
                                                 2002       2001          2002        2001        2000         1999      1998
                                                          unaudited
                                                                        (in thousands, except per share data)

Statements of Operations Data:
Net revenues                                   $ 68,220   $ 92,623      $195,840    $ 177,615    $ 201,556   $ 150,399  $ 100,906
Cost of goods sold                               44,506     59,877       127,260      122,353      133,751      93,396     60,410
Other operating expenses                         37,318     43,353        90,685       98,448       79,153      53,726     36,099
Non-recurring expenses (1)                            -          -           837            -            -         986          -
Other (income) expense (4)                     (43,396)          4            12     (48,992)          154          46      (900)
Loss on extinguishment of debt                    7,440          -             -            -            -           -          -
Loss on unconsolidated subsidiary                 1,044          -             -            -            -           -          -
Interest income                                     196        271           552          906          749         656        564
Interest expense                                  4,924      5,441        10,878       11,875        9,663       8,932      2,693
                                             -------------------------------------------------------------------------------------

Income (loss) from continuing operations
     before income taxes                         16,580   (15,781)      (33,280)      (5,163)     (20,416)     (6,031)      3,168
Income tax expense (benefit)                      6,058    (5,365)      (10,652)          262      (7,709)     (2,492)      1,204
                                             -------------------------------------------------------------------------------------
Income (loss) from continuing
     Operations                                  10,522   (10,416)      (22,628)      (5,425)     (12,707)                  1,964
                                                                                                               (3,539)

Income (loss) from discontinued operations
     of CET (3)                                       -          -             -        (598)        (786)         235      (451)
Loss on disposal of CET (3)                           -          -             -      (2,864)            -           -          -
                                             -------------------------------------------------------------------------------------
Income (loss) before cumulative
     effect of accounting change                 10,522   (10,416)      (22,628)      (8,887)            -           -          -
Cumulative effect of accounting change                -          -             -      (1,359)            -           -          -
                                             -------------------------------------------------------------------------------------
Net income (loss)                                10,522   (10,416)      (22,628)     (10,246)     (13,493)                  1,513
                                                                                                               (3,304)

Preferred stock accretion and dividends              68          -             -        8,156            6          14         14
                                             -------------------------------------------------------------------------------------
Net income (loss) available for common
     Shareholders                              $ 10,454  $(10,416)     $(22,628)    $(18,402)   $ (13,499)   $ (3,318)    $ 1,499
                                             =====================================================================================
Weighted average common
      shares - basic                             42,014     41,832        41,861       36,311       30,490      23,771     14,511
Weighted average common
      shares - dilutive                          42,345     41,832        41,861       36,311       30,490      23,771     17,496
Basic earnings (loss) per share from
      continuing operations (2)                 $  0.25   $ (0.25)     $  (0.54)    $  (0.37)    $  (0.42)   $  (0.15)    $  0.13
Diluted earnings (loss) per share from
      continuing operations (2)                 $  0.25   $ (0.25)     $  (0.54)    $  (0.37)    $  (0.42)   $  (0.15)    $  0.11

Cash dividends per share of
      common stock                              $    -     $    -        $    -       $    -      $     -      $    -      $   -

Balance Sheet Data:
Working capital                                 $   244    $15,332       $   944    $   8,579    $  16,806   $(17,646)   $ 11,568

Total assets                                    117,129    187,835       178,080      180,017      227,294     170,697    143,770
Current liabilities                               2,435     29,726        32,247       28,785       45,468      48,364     19,212
Long-term debt and capital leases, less
     current portion                             47,500     92,705        92,596       75,484       84,336      75,893     75,254
Redeemable preferred stock                        3,037        161           145          161       12,504         834      1,393
Stockholders' equity                             64,157     65,243        53,092       75,587       84,986      45,297     44,360


(1) These expenses relate to debt offering expenses of an offering not completed (2002) and the grand opening of the Company's Nashville headquarters (1999).
(2) For details of the calculation of basic and dilutive earnings per share, see Note 13 to the consolidated financial statements.
(3)  CET is an abbreviation for "Collector's Edge of Tennessee, Inc."
(4) Other income for the six months ended December 31, 2002 includes a gain of $43,396 on the sale of 70% of the Shop At Home Network.
        See Note 1 to the consolidated financial statements. Other income for 2001 includes a gain of $48,929 related to the sale of the
       Company's Houston television station, KZJL(TV). See Note 18 to the consolidated financial statements.



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

Overview

         Seeking to reduce operating losses and to improve shareholder value, management completed the sale of 70% of the Network to Scripps on October 31, 2002. The sale substantially reduced the size of the Company's operations. Results after October 31, 2002 are therefore not easily comparable with those previously reported.

         The following table sets forth for the periods indicated the percentage relationship to net revenues of certain items included in the Company's Statements of Operations:

                                                             Six Months Ended
                                                               December 31,             Years Ended June 30,
                                                               ------------             --------------------
                                                         2002           2001           2002          2001          2000
                                                         ----           ----           ----          ----          ----

Net revenues                                             100.0 %        100.0 %        100.0 %       100.0 %       100.0 %

Cost of goods sold                                        65.2           64.6           65.0          68.9          66.4
Salaries and wages                                        11.7            9.5            9.0          12.5           7.7
Transponder and affiliate charges                         24.6           20.9           21.1          22.4          17.2
General and administrative expenses                       12.8           10.2           10.2          12.6          10.2
Depreciation and amortization                              5.7            6.3            6.0           7.9           4.1
Loss on extinguishment of debt                            10.9              -              -             -             -
Offering expenses                                            -              -            0.4             -             -
                                                   ------------    -----------    -----------   -----------   -----------
     Total operating expenses                            130.9          111.5          111.7         124.3         105.6

Interest income                                            0.3            0.3            0.3           0.5           0.4
Interest expense                                         (7.2)          (5.9)          (5.6)         (6.7)         (4.8)
Gain on sale of Network/Station                           63.6              -              -          27.6             -
Income (loss) on unconsolidated subsidiary               (1.5)              -              -             -             -
                                                   ------------    -----------    -----------   -----------   -----------

Income (loss) from continuing operations before
     income taxes                                         24.3         (17.0)         (17.0)         (2.9)        (10.1)
Income tax expense (benefit)                               8.9          (5.8)          (5.4)           0.1         (3.8)
                                                   ------------    -----------    -----------   -----------   -----------

Income (loss) before discontinued operations              15.4         (11.2)         (11.6)         (3.0)         (6.3)

Discontinued operations, net of tax                          -              -              -         (2.0)         (0.4)
                                                   ------------    -----------    -----------   -----------   -----------

Income (loss) before cumulative effect of
     accounting change                                    15.4         (11.2)         (11.6)         (5.0)         (6.7)


Cumulative effect of accounting change                       -              -              -         (0.8)             -
                                                   ------------    -----------    -----------   -----------   -----------

Net income (loss)                                         15.4         (11.2)         (11.6)         (5.8)         (6.7)
                                                   ============    ===========    ===========   ===========   ===========


Results of Operations

Six Months Ended December 31, 2002 compared with Six Months Ended
 December 31, 2001

         Net Revenues. The Company's net revenues for the six months ended December 31, 2002, were $68.2 million, a decrease of 26.3% over net revenues of $92.6 million for the period ended December 31, 2001. This decrease is attributable to the sale of 70% of the Network to Scripps completed on October 31, 2002. Retail sales through the television network accounted for 88.0% of net revenues. Affiliate fee income from the Company's owned television stations contributed 1.6% of net revenues. The remaining 10.4% of net revenues was derived from shopathometv.com. Returns of merchandise increased to a rate of 22.3% of gross sales from 18.1% in the prior year. Affiliate fee income became the Company's chief revenue source effective October 31, 2002, with the sale of the Network assets.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and freight. For the six months ended December 31, 2002, the cost of goods sold as a percentage of net revenues increased to 65.2% from 64.6% for the six months ended December 31, 2001. Cost of goods expense included a markdown of $1.1 million on sports inventory.

         Salaries and Wages. Salaries and wages for the six months ended December 31, 2002, were $8.0 million, a decrease of 9.5% compared to the six months ended December 31, 2001. The decrease in salaries is primarily due to the sale of Network assets, partially offset by $1.3 million of compensation expense caused by the sale of the Network due to change in control termination provisions of executive employment agreements.

         Transponder and Affiliate. Transponder and affiliate costs for the six months ended December 31, 2002, were $16.8 million, a decrease of $2.6 million or 13.3% compared to the six months ended December 31, 2001. The decrease in transponder and affiliate fees is primarily due to the sale of Network assets.

         General and Administrative. General and administrative expenses for the six months ended December 31, 2002, were $8.7 million, a decrease of $0.7 million or 7.5% compared to the six months ended December 31, 2001. The decrease in general and administrative expenses is primarily due to the sale of Network assets.

         Depreciation and Amortization. Depreciation and amortization for the six-months ended December 31, 2002, was $3.9 million, a decrease of $1.9 million or 33.0% compared to the six months ended December 31, 2001. The decrease in depreciation and amortization is primarily due to the sale of Network assets.

         Interest Expense. Interest expense for the six months ended December 31, 2002, was $4.9 million, a decrease of $0.5 million over the six months ended December 31, 2001. The decrease was due to the retirement of $75 million in Senior Secured Notes and $17.5 million Senior Credit Facility associated with the sale of Network assets.

         Gain on sale of Network. Gain on sale of the Network resulted from the sale, on October 31, 2002, of 70% of the Network to Scripps. After October 31, 2002, the Company reports its share of the operations of the Network utilizing the equity method of accounting rather than consolidating the results of the Network in the Company's financial statements.

         Loss on unconsolidated subsidiary. Loss on unconsolidated subsidiary represents the Company's 30% share of the operational results after the sale of 70% of the Network to Scripps on October 31, 2002.

         Interest Income. Interest income from cash and cash equivalents for the six months ended December 31, 2002, was $0.2 million compared to $0.3 million in six months ended December 31, 2001. The decrease in interest income was due to lower average cash balances and interest rates.

 Year 2002 compared with Year 2001

         Net Revenues. The Company's net revenues for the year ended June 30, 2002, were $195.8 million, an increase of 10.3% over net revenues of $177.6 million for the year ended June 30, 2001. The core business of retail sales through the television network accounted for 89.9% of net revenues. The remaining 10.1% of net revenues were derived from shopathometv.com. Returns of merchandise decreased to a rate of 18.3% of gross sales from 25.6% in the prior year. The increase in net revenues is attributable to a greater number of television households reached as well as more informative, precise on-air presentations resulting in fewer returns of merchandise.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and freight. For the year ended June 30, 2002, the cost of goods sold as a percentage of net revenues decreased to 65.0% from 68.9% for the year ended June 30, 2001. The improvement was due to better merchandise planning and price negotiations with suppliers.

         Salaries and Wages. Salaries and wages for the year ended June 30, 2002, were $17.7 million, a decrease of 19.9% compared to the year ended June 30, 2001. Salaries and wages as a percent of revenues decreased to 9.0% from 12.5%. The improvement was due to the absence of any significant severance payments (in the prior year, the Company made a $3.2 million severance payment to its former CEO) as well as this year's reduction in average headcount. Average headcount declined due to various cost containment initiatives implemented by the Company through the year.

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

         Cumulative Effect of Accounting Change. In accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, the Company changed its method of recording sales to customers in 2001. Beginning in 2001, the Company recognized sales at the point of delivery rather than at the point of shipment. As a result, the Company reduced revenue for the products which were shipped at the end of the period but not received by the customer by recording a cumulative effect of an accounting change of $1.4 million (net of a tax benefit of $0.8 million) for the effects through June 30, 2000.

 Year 2001 vs.  Year 2000

         Net Revenues. The Company's net revenues for the year ended June 30, 2001, were $177.6 million, a decrease of 11.9% over net revenues of $201.6 million for the year ended June 30, 2000. The core business of retail sales through the television network accounted for 89.5% of net revenues. The remaining 10.5% of net revenues were derived from shopathometv.com. Returns of merchandise increased to a rate of 25.6% of total revenue from 23.0% in the prior year. Net revenues decreased primarily due to a decline in the sports memorabilia and collectible toys categories and a lack of popular new products in other categories.

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

         Gain on Sale of Station. On March 20, 2001 the Company sold its Houston television station KZJL for $57.0 million. The gain recognized on the sale is the result of the proceeds less $6.8 million for the net book value of fixed assets and license cost and $1.3 million in closing costs.

         Discontinued Operations. In December 2000, the Company discontinued the operations of its subsidiary, CET. This resulted in a loss of $3.5 million, net of applicable tax benefits.

         Cumulative Effect of Accounting Change. In accordance with SAB No. 101, the Company changed its method of recording sales to customers in 2001. Beginning in 2001, the Company recognized sales at the point of delivery rather than at the point of shipment. As a result, the Company reduced revenue for the products which were shipped at the end of the period but not received by the customer by recording a cumulative effect of an accounting change of $1.4 million (net of a tax benefit of $0.8 million) for the effects through June 30, 2000.

Sale of Network Assets to Scripps

            On October 31, 2002, the Company closed the sale of a 70% interest in the Network to Scripps. The Company retains a 30% interest in the Network and also retains ownership of its five full-power television stations, certain wireless spectrum assets and tax-loss carry-forward benefits.

            The closing was completed in accord with the terms of a Share Purchase Agreement (the "Purchase Agreement") entered into by the parties dated August 14, 2002, and approved by the Company's shareholders on October 30, 2002. Under the Purchase Agreement, the Company transferred the business operations of its television and internet home shopping network to an operating company (which is frequently referred to in this transition report as the "Network") in a two-tier holding company structure. The Network received substantially all the assets of the television and internet home shopping network and assumed certain of its current liabilities, as well. As part of the transaction, the Company retired its obligations under a $17.5 million senior credit facility and its $75.0 million of 11% Senior Secured Notes due 2005, but retained certain liabilities associated with pending litigation and certain other contractual obligations. The Company sold to Scripps a 70% interest in the Network for a cash purchase price of $49.5 million, and the Company retained $3.0 million in cash.

            The Company has the right to require Scripps to purchase the Company's 30% interest in the Network, during the period beginning on the second anniversary of the closing and ending on the fifth anniversary, at a cash purchase price equal to the fair market value of the 30% interest. After five years, Scripps has the right to require the Company to sell the 30% interest to Scripps at a price equal to fair market value. Scripps also has the right to require the Company to sell its 30% interest upon the occurrence of certain other events, including (i) a change of control of the Company, (ii) the Company's breach of certain obligations to Scripps or (iii) the Company's insolvency. The Company is restricted in its ability to sell its 30% interest to a third party without first offering to sell the 30% interest to Scripps. Scripps is restricted in its ability to sell all or a part of its 70% interest to a third party, if such transfer would result in a change of control of the Network, unless the purchaser also agrees to purchase the Company's 30% interest at the same time. If the Company declines to sell its 30% interest, Scripps has the right, but not the obligation, to require the Company to sell its interest at the same pricing.

            In addition, Scripps has loaned $47.5 million to the Company payable in three years. The loan accrues interest at the fixed annual rate of 6%, payable quarterly. The payment and performance of the loan is secured by the Company's assignment of its 30% interest in the Network and a security interest in the assets of the Company's television stations located in the Boston, San Francisco and Cleveland markets.

            The Network is governed by a five member board, three members of which are selected by Scripps and two by the Company. Scripps has agreed to loan up to $35.0 million to the Network to be used for working capital purposes.

            The Company has entered into a three year affiliation agreement with the Network, under which the Company agrees to carry the Network's programming on its five television stations. The Company retains the right to terminate the affiliation agreement after 15 months.

            In addition, on August 15, 2002, Scripps purchased from the Company its newly authorized Series D Senior Redeemable Preferred Stock for an aggregate purchase price of $3,000,000. The Series D shares will mature on April 15, 2005, at which time the Company will be obligated to redeem the shares for a price equal to their original purchase price plus accrued and unpaid dividends. Dividends of 6% are payable quarterly, and the Company has the right to defer payment of the dividends until maturity. The Series D shares are not convertible to any other shares of capital stock of the Company and have no voting rights (except any rights or privileges conveyed by statute). The Series D shares also carry a liquidation preference to the Company's Common Stock and are on parity with the Company's outstanding shares of Series A Preferred Stock. Other than the Series A and Series D shares, the Company has no other series of preferred stock outstanding.

Liquidity and Capital Resources

         The Company had $1.6 million of cash on hand at December 31, 2002. Management believes that the affiliate fee income from its owned stations will be sufficient to fund operating expenses and interest payments. The Company may be required to borrow, however, up to $5 million for general corporate purposes and to fund the construction of new digital transmission facilities for three of its stations. Management believes that such funding will be reasonably obtainable.

         The Company's future contractual obligations and commitments at December 31, 2002 consist of the following:

                                                               PAYMENTS DUE BY PERIOD
                                                     LESS THAN                                            OVER
                                      TOTAL            1 YEAR        1 - 2 YEARS      3 - 4 YEARS        4 YEARS

     (In thousands)
     Long-term debt                     $  47,500      $        -           $    -         $ 47,500          $     -

     Redeemable
         preferred stock                    3,000               -                -            3,000                -
     Operating lease
        obligations                         3,253             759              764              404            1,326
                                 ----------------- --------------- ---------------- ---------------- ----------------
                                        $  53,753      $      759            $ 764         $ 50,904          $ 1,326
                                 ================= =============== ================ ================ ================

         In addition to the above commitments, the Company has 3,718 shares of redeemable preferred stock outstanding at December 31, 2002. Any holder of any shares of Series A Preferred Stock may require the Company to redeem all or any portion of the Series A Preferred Stock for a redemption price per share of $10.00 plus accrued and unpaid dividends. The Series A Preferred Stock is convertible at any time into shares of the Company's common stock at a ratio of one share of common stock for one share of Series A Preferred Stock. Holders of the Series A Preferred Stock are entitled to receive, but only when declared by the Board of Directors, cash dividends at the rate of $0.10 per share per annum.

Capital Expenditures

         The Company projects capital expenditures during 2003 of approximately $0.4 million, primarily for digital transmission facilities.

New Accounting Pronouncements

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

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provision of FIN 45 are applicable to the guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not expect adoption of this standard to have a material effect on its consolidated financial position or consolidated results of operations. For variable rate entities in which an interest was held prior to February 1, 2003, FIN 46 applies in the first fiscal year beginning after June 15, 2003.

         In December 2002, the FASB issues SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair-value-based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 will not have an impact on the Company's consolidated financial position or consolidated results of operation. The Company has included the disclosures in accordance with SFAS No. 148 in Note 2 to the consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may affect the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates related to its investment of its current cash and cash equivalents of approximately $1.6 million as of December 31, 2002. These funds are generally invested in highly liquid instruments with short-term maturities. As such instruments mature and the funds are re-invested, the Company is exposed to changes in market interest rates. This risk is not considered material and the Company manages such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

         The Company is not exposed to market risk through potential interest rate fluctuation on its $47.5 million of long-term debt, because interest accrues on this debt at the fixed rate of 6%.

         The Company has no activities related to derivative financial instruments or derivative commodity instruments.

ITEM 8.  FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements
                                                                           Page

Reports of Independent Accountants                                         20-21

Consolidated Balance Sheets                                                22-23

Consolidated Statements of Operations for the six months ended
     December 31, 2002, and years ended June 30, 2002, 2001 and 2000          24

Consolidated Statements of Stockholders' Equity for the six months ended
     December 31, 2002, and years ended June 30, 2002, 2001 and 2000          25

Consolidated Statements of Cash Flows for the six months ended
     December 31, 2002, and years ended June 30, 2002, 2001 and 2000       26-27

Notes to Consolidated Financial Statements                                 28-47
































                        Report of Independent Accountants




To the Board of Directors and Stockholders of Summit America Television, Inc.
Nashville, Tennessee



We have audited the accompanying consolidated balance sheets of Summit America Television, Inc. (formerly known as Shop At Home, Inc.) and subsidiaries as of December 31, 2002 and June 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six months ended December 31, 2002 and for the year ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Summit America Television, Inc. and subsidiaries as of December 31, 2002, and June 30, 2002, and the results of their operations and their cash flows for the six months ended December 31, 2002, and for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which resulted in the Company changing the method in which it accounts for goodwill and other intangible assets.


/s/ Deloitte & Touche LLP

Nashville, Tennessee
March 28, 2003

                        Report of Independent Accountants




Board of Directors and Stockholders
Shop At Home, Inc.

In our opinion, the consolidated balance sheet as of June 30, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows listed in the Index to Consolidated Financial Statements present fairly, in all material respects, the financial position, results of operations and cash flows of Shop At Home, Inc. at June 30, 2001 and for each of the two years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the two years ended June 30, 2001, listed in the Index appearing under Item 15 (a)(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these financial statements and the financial statement schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.



PricewaterhouseCoopers LLP
Knoxville, Tennessee
September 12, 2001



                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)



                                     ASSETS


                                                        December 31,                                June 30,

                                                         2002                           2002                       2001
                                             ------------------------------  --------------------------- -------------------------


CURRENT ASSETS
     Cash and cash equivalents                                  $    1,634                   $   11,563                $   19,557
     Restricted cash                                                     -                            4                         -
     Accounts receivable - net                                         125                        5,575                     3,103
     Inventories, net                                                    -                       13,117                     9,953
     Prepaid expenses                                                  502                          626                       884
     Deferred tax assets                                               418                        2,306                     3,177
     Note receivable                                                    -                            -                       380
     Income tax receivable                                               -                            -                       310
                                             ------------------------------  --------------------------- -------------------------
          Total current assets                                       2,679                       33,191                    37,364

Property and equipment, net                                          6,254                       30,468                    39,171
Deferred tax asset                                                  16,947                       20,891                     9,418
Television station licenses                                         89,251                       89,251                    89,251
Goodwill                                                               528                          528                       528
Other assets                                                         1,470                        3,751                     4,285
                                             ------------------------------  --------------------------- -------------------------
Total assets                                                   $   117,129                  $   178,080               $   180,017
                                             ==============================  =========================== ==========================




























              The accompanying notes are an integral part of these
                        consolidated financial statements



                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        December 31,                       June 30,
                                                       -----------------------------------------------------------
                                                             2002                  2002                2001
                                                       ------------------    -----------------   -----------------
CURRENT LIABILITIES

     Current portion - capital leases                           $      -             $    330            $    877
     Accounts payable - trade                                        168               13,790               9,998
     Credits due to customers                                          -                4,523               3,443
     Other payables and accrued expenses                           2,267               12,248              12,343
     Deferred revenue                                                  -                1,356               2,124
                                                       ------------------    -----------------   -----------------

       Total current liabilities                                   2,435               32,247              28,785

LONG-TERM LIABILITIES

     Capital leases                                                    -                   96                 484
     Long-term debt                                               47,500               92,500              75,000

COMMITMENTS & CONTINGENCIES
(NOTES 6, 7, 8, 9, 10, 11, 12, 14 and 16)

REDEEMABLE PREFERRED STOCK

     Series A - $10 par value, 1,000,000 shares
     authorized; 3,718, 14,480 and 16,088 issued and
     outstanding,respectively-redeemable at $10 per
     share  plus unpaid dividends accrued                            37                  145                 161


       Series B - $10 par value, 2,000 shares
       authorized, 0 issued and outstanding                            -                    -                   -

       Series C - $10 par value, 10,000 shares
       authorized, 0 issued and outstanding                            -                    -                   -

       Series D - $10 par value, 10,000 shares
       Authorized; 3,000, 0 and 0 issued
       and outstanding, respectively                               3,000                    -                   -

STOCKHOLDERS' EQUITY
     Common stock - $.0025 par value,
     100,000,000 shares authorized;
     42,258,097 , 41,953,747 and 41,815,831 shares
      issued and outstanding, respectively                           106                  105                 105

     Non-voting common stock - $.0025 par
     value, 30,000,000 shares authorized,
     0 issued and outstanding                                          -                    -                   -

     Additional paid in capital                                  111,707              111,228             110,904
     Accumulated deficit                                        (43,926)             (54,448)            (31,820)
     Notes receivable from related party (Note 11)               (3,730)              (3,793)             (3,602)
                                                       ------------------    -----------------   -----------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                          $  117,129           $  178,080          $  180,017
                                                       ==================    =====================================





              The accompanying notes are an integral part of these
                       consolidated financial statements.



                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                           Six Months Ended                    Years Ended June 30,
                                                                                   --------------------------------------------
                                                              December 31,
                                                                  2002                 2002            2001           2000
                                                           -------------------     --------------   ------------  -------------

Net revenues                                                       $   68,220      $     195,840       $177,615       $201,556
     Cost of goods sold                                                44,506            127,260        122,353        133,751
     Salaries and wages                                                 7,952             17,727         22,120         15,427
     Transponder and affiliate charges                                 16,759             41,240         39,812         34,688
     General and administrative                                         8,707             19,998         22,581         20,665
     Depreciation and amortization                                      3,900             11,720         13,935          8,373
     Loss on extinguishment of debt                                     7,440                  -              -              -
     Offering costs                                                         -                837              -              -
                                                           -------------------     --------------   ------------  -------------
          Total operating expenses                                     89,264            218,782        220,801        212,904
                                                           -------------------     --------------   ------------  -------------
Loss from operations                                                 (21,044)           (22,942)       (43,186)       (11,348)

Interest income                                                           196                552            906            749
Interest expense                                                      (4,924)           (10,878)       (11,875)        (9,663)
Gain on sale of Network/station (Notes 1 and 18)                        43,396                  -         48,929              -
Loss on unconsolidated subsidiary                                     (1,044)                  -              -              -
Other income (expense)                                                      -               (12)             63          (154)
                                                           -------------------     --------------   ------------  -------------

         Income (loss) from continuing operations before               16,580           (33,280)        (5,163)       (20,416)
income taxes

Income tax expense (benefit)                                            6,058           (10,652)            262        (7,709)
                                                           -------------------     --------------   ------------  -------------
    Income (loss) from continuing operations                           10,522           (22,628)        (5,425)       (12,707)

Loss from discontinued operations of CET to December 29, 2000, plus applicable income tax benefit of $0, $0, $368 and $481, respectively
     (Note 17)                                                              -                  -          (598)          (786)


Loss on disposal of CET, plus applicable income tax
     benefit of $1,754 (Note 17)                                            -                  -        (2,864)              -
                                                           -------------------     --------------   ------------  -------------
Loss before cumulative effect of accounting
     change                                                            10,522           (22,628)        (8,887)       (13,493)

Cumulative effect of accounting change plus applicable
     income tax benefit of $832 (Note 2)                                    -                  -        (1,359)              -
                                                           -------------------     --------------   ------------  -------------

          Net income (loss)                                            10,522           (22,628)       (10,246)       (13,493)

Preferred stock accretion and dividends (Note 8)                         (68)                  -        (8,156)            (6)
                                                           -------------------     --------------   ------------  -------------
Net income (loss) available for common shareholders                  $ 10,454         $ (22,628)      $(18,402)      $(13,499)
                                                           ===================     ==============   ============  =============

Basic earnings (loss) per common share:

Income (loss) from continuing operations                              $  0.25          $  (0.54)       $ (0.37)       $ (0.42)
Loss from continuing operations                                       $  0.26          $  (0.54)       $ (0.37)       $ (0.42)

Earnings (loss) from discontinued operations                                -                  -         (0.10)         (0.02)
Cumulative effect of accounting change                                      -                  -         (0.04)              -
                                                           -------------------     --------------   ------------  -------------
Basic income (loss) per share                                         $  0.25                  $       $ (0.51)       $ (0.44)
                                                                                          (0.54)
                                                           ===================     ==============   ============  =============
Diluted earnings (loss) per common share:
Income (loss) from continuing operations                              $  0.25          $  (0.54)       $ (0.37)       $ (0.42)
Loss from continuing operations                                       $  0.26                  $              $              $
                                                                                          (0.54)         (0.37)         (0.42)
Earnings (loss) from discontinued operations                                -                  -         (0.10)         (0.02)
Cumulative effect of accounting change                                      -                  -         (0.04)              -
                                                           -------------------     --------------   ------------  -------------
Diluted income (loss) per share                                       $  0.25          $  (0.54)       $ (0.51)       $ (0.44)
                                                           ===================     ==============   ============  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Six Months ended December 31, 2002 and years
                       ended June 30, 2002, 2001 and 2000
                        (In thousands, except share data)

                                                                                   Additional                      Shareholder
                                                                      Common        Paid-In        Accumulated        Notes
                                                                      Stock         Capital          Deficit        Receivable
                                                                  --------------- -------------  ---------------- ---------------


Balance, June 30, 1999 (24,557,822 shares)                        $           61     $  53,317        $  (8,081)        $      -

Issuance of 5,828,000 shares in connection with
     public offering - net of issuance costs                                  15        43,219                 -               -
Issuance of warrants to purchase common stock                                  -         4,002                 -               -
Allocation of preferred stock proceeds to beneficial
     conversion feature                                                        -         3,596                 -               -
Preferred stock dividend                                                       -           (6)                 -               -
Exercise of 479,934 warrants                                                   1           700                 -               -
Exercise of 400,600 employee stock options                                     1           800                 -               -
Tax benefit of nonqualified stock options exercised                            -           973                 -               -
Conversion of preferred stock (19,913 shares)                                  -           199                 -               -
Reversal of prior conversion of preferred stock (31,820 shares)                -         (318)                 -               -
Net loss                                                                       -             -          (13,493)               -
                                                                  --------------- -------------  ---------------- ---------------

Balance, June 30, 2000 (31,264,772 shares)                                    78       106,482          (21,574)               -


Shareholder option note (Note 10)                                              -             -                 -         (3,602)

Preferred stock conversion (7,874,506 shares)                                 22         4,100                 -               -
Preferred stock dividend paid in common shares (362,348 shares)                -         (489)                 -               -
Accretion of beneficial conversion feature related to
     Series B preferred stock                                                  -       (3,810)                 -               -
Loss on repurchase of Series B preferred stock
     treated as a dividend                                                     -       (3,643)                 -               -
Cumulative effect of adoption of EITF 00-27                                    -         4,699                 -               -
Preferred stock dividend paid in cash                                          -         (220)                 -               -
Exercise of 2,170,066 warrants                                                 5         3,597                 -               -
Exercise of 33,400 employee stock options                                      -            56                 -               -
Tax benefit of nonqualified stock options exercised                            -             9                 -               -
Issuance of 401(k) stock (110,724 shares)                                      -           123                 -               -
Net loss                                                                       -             -          (10,246)               -
                                                                  --------------- -------------  ---------------- ---------------
Balance, June 30, 2001 (41,815,831 shares)                                   105          110,904          (31,820)      (3,602)

Shareholder note interest                                                      -             -                 -           (191)

Preferred stock dividends paid in cash                                         -           (1)                 -               -
Issuance of 401(k) stock (42,166 shares)                                       -           115                 -               -
Exercise of 95,750 employee stock options                                      -           165                 -               -
Tax benefit of nonqualified stock options exercised                            -            45                 -               -
Net loss                                                                       -             -          (22,628)               -
                                                                  --------------- -------------  ---------------- ---------------

Balance, June 30, 2002 (41,953,747 shares)                        $          105     $ 111,228        $ (54,448)      $  (3,793)


Shareholder note interest                                                                    -                 -            (84)
                                                                               -
Shareholder payment of note                                                    -             -                 -             147
Preferred stock dividend                                                       -          (68)                 -               -
Exercise of 304,350 employee stock options                                     1           453                 -               -
Tax benefit of nonqualified stock options exercised                            -            94                 -               -
Net income                                                                     -             -            10,522               -
                                                                  --------------- -------------  ---------------- ---------------

Balance, December 31, 2002 (42,258,097 shares)                          $    106     $ 111,707        $ (43,926)      $  (3,730)
                                                                  =============== =============  ================ ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)

                                                       Six Months Ended
                                                          December 31,                     Years Ended June 30,
                                                        -------------------------------------------------------------------------
                                                              2002              2002              2001                2000
                                                        -----------------  ---------------  ------------------  -----------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                            $    10,522      $  (22,628)       $    (10,246)       $   (13,493)
Non-cash expenses/(income) included in net loss:
     Depreciation and amortization                                 3,900           11,720              13,935              9,405
     Discontinued operations                                           -                -               3,462                  -
     Loss on disposal of property and equipment                        -                8                  15                193
     Note receivable forgiven                                          -                -                 703                  -
     Interest accrued on shareholder notes                          (84)                -                   -                  -
     401(k) stock issuance                                             -              115                 123                  -
     Debt extinguishment                                           2,838                -                   -                  -
     Amortization of debt issue costs                                557            1,178                 399                222
     Provision for bad debt                                          287            1,266               2,517              1,816
     Provision for inventory obsolescence                              -              799               3,587                855
     Loss on unconsolidated subsidiary                             1,044                -                   -                  -
     Deferred tax expense (benefit)                                5,927         (10,557)             (2,643)            (8,190)
     Gain on sale of Network/station assets                     (43,396)                -            (48,929)                  -
Changes in assets and liabilities:
     Accounts and notes receivable                                 1,451          (3,358)              10,059            (8,738)
     Inventories                                                 (1,303)          (3,963)               (412)            (9,449)
     Prepaid expenses                                              (425)              258                  20              (295)
     Income tax receivable                                             -              310                   -                  -
     Accounts payable and accrued expenses                           744            4,812             (6,265)              4,307
     Deferred revenue                                              1,899            (768)               1,646                142
                                                        -----------------  ---------------  ------------------  -----------------

          Net cash used by operations                           (16,039)         (20,808)            (32,029)           (23,225)
                                                        -----------------  ---------------  ------------------  -----------------


CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                            (817)          (3,024)             (2,727)           (17,671)
     Purchase of licenses                                              -                -               (525)            (2,349)
     Sale of Network/station assets, net of closing               48,617                -              55,681                  -
costs
     Net change in restricted cash                                     4              (4)               5,058                375
     Net change in other assets                                        -            (251)                  21                  -
                                                        -----------------  ---------------  ------------------  -----------------
          Net cash provided (used) by investing                   47,804          (3,279)              57,508           (19,645)
activities
                                                        -----------------  ---------------  ------------------  -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from debt issuance                                  47,500           17,500                   -             20,000
     Repayment of debt                                          (92,500)                -            (20,000)           (20,000)
     Repayment of capital leases                                   (186)            (935)             (1,110)              (667)
     Payment of debt issuance costs                                    -            (429)                   -              (956)
     Payment of debt consent fees                                      -                -             (1,872)                  -
     Proceeds from exercise of stock options/warrants                453              165               3,648              1,500
     Proceeds from issuance of common stock                            -                -                  56             46,624
     Payment of stock issuance costs                                   -                -                   -            (3,161)
     Preferred stock redemption                                    (108)             (16)            (11,457)                  -
     Proceeds from issuance of Preferred Stock                     3,000                -                   -             20,000
     Payment of preferred stock dividends                              -              (1)               (220)               (21)
     Issuance of shareholder notes                                     -            (191)             (3,602)                  -
     Reduction in note receivable                                    147                -               1,120                  -
                                                        -----------------  ---------------  ------------------  -----------------
       Net cash (used) provided by financing activities         (41,694)           16,093            (33,437)             63,319

                                                        -----------------  ---------------  ------------------  -----------------
NET (DECREASE)/INCREASE IN CASH                                  (9,929)          (7,994)             (7,958)             20,449
     Cash and cash equivalents beginning of period                11,563           19,557              27,515              7,066
                                                        -----------------  ---------------  ------------------  -----------------

     Cash and cash equivalents end of period                  $    1,634       $   11,563         $    19,557         $   27,515
                                                        =================  ===============  ==================  =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                        (In thousands, except share data)


                                                                    Six Months Ended            Years Ended June 30,
                                                                    -----------------------------------------------------------
                                                                      December 31,
                                                                          2002             2002          2001          2000
                                                                    -----------------  -------------  ------------  -----------


SUPPLEMENTAL CASH FLOW INFORMATION

Cash (received) paid for taxes                                               $     -       $  (310)        $  364        $   -
                                                                    -----------------  -------------  ------------  -----------


Cash paid for interest                                                      $  4,488       $  9,580      $ 10,178      $ 9,094
                                                                    -----------------  -------------  ------------  -----------


SCHEDULE OF NONCASH ACTIVITIES

Tax effect of non-qualified stock options                                    $    94        $    45        $    9       $  973
                                                                    -----------------  -------------  ------------  -----------


Reversal of conversion of preferred stock
     into shares of common stock (31,820 shares)                             $     -        $     -        $    -      $ (318)
                                                                    -----------------  -------------  ------------  -----------

Property and equipment acquired through capital leases                       $     -        $     -        $  360      $ 1,667
                                                                    -----------------  -------------  ------------  -----------

Conversion of 0, 0, 519 and 19,879 shares, respectively,
     of Series A preferred stock into common                                 $     -        $     -        $    5       $  199
                                                                    -----------------  -------------  ------------  -----------


Accrued Series A preferred stock dividend                                    $     -        $     -        $    1        $   6
                                                                    -----------------  -------------  ------------  -----------


Conversion of 1,000 shares of Series B preferred stock
     into common stock                                                       $     -        $     -       $ 4,100        $   -
                                                                    -----------------  -------------  ------------  -----------

Dividend on Series B preferred stock paid in common stock                    $     -        $     -        $  489        $   -
                                                                    -----------------  -------------  ------------  -----------

Accretion and loss on repurchase of Series B preferred stock                 $     -        $     -       $ 7,453        $   -
                                                                    -----------------  -------------  ------------  -----------

Accrued Series D preferred stock dividend                                    $    68        $     -        $    -        $   -
                                                                    -----------------  -------------  ------------  -----------












              The accompanying notes are an integral part of these
                       consolidated financial statements.

                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, JUNE 30, 2002, 2001 and 2000

NOTE 1 - BASIS OF PRESENTATION AND SALE OF ASSETS

           Basis of Presentation. All dollar values have been expressed in thousands (000s) unless otherwise noted except for per share data. The information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company, necessary for a fair presentation of financial condition and results of operations of the periods.

            Sale of Assets. On October 31, 2002, Summit America Television Inc. ("the Company") (formerly Shop At Home, Inc.) closed the sale of a 70% interest in its television and internet home shopping network, Shop At Home Network LLC ("the Network") to a subsidiary of The E.W. Scripps Company ("Scripps"). The Company retains a 30% interest in the Network and also retains ownership of its five full-power television stations, certain wireless spectrum assets and tax-loss carry-forward benefits. In conjunction with the sale, the Company formally changed it name from Shop At Home, Inc. to Summit America Television, Inc.

            The closing was completed on the basis of a Share Purchase Agreement (the "Agreement") entered into by the parties dated August 14, 2002 and approved by the Company's shareholders on October 30, 2002. Under the Agreement, the Company transferred substantially all the assets of the television and internet home shopping network as well as certain of its current liabilities to a subsidiary in a two-tier holding company structure. Using proceeds from the sale, the Company retired its obligations under a $17,500 senior credit facility and its $75,000 of 11% Senior Secured Notes due 2005, but retained certain liabilities associated with pending litigation and certain other contractual obligations. The Company sold a 70% interest in the Network for a cash purchase price of $49,500, resulting in a gain in the amount of $43,396.

            The Company has the right to require Scripps to purchase its 30% interest in the Network during the period beginning on the second anniversary of the closing and ending on the fifth anniversary, at a cash purchase price equal to the fair market value of the 30% interest. After five years, Scripps has the right to require the Company to sell the 30% interest to Scripps at a price equal to fair market value. Scripps also has the right to require the Company to sell its 30% interest in certain other events, including a change of control of the Company, the Company's breach of certain obligations to Scripps or the Company's insolvency. The Company is restricted in its ability to sell its 30% interest to a third party without first offering to sell the interest to Scripps. Scripps is restricted in its ability to sell all or a part of its 70% interest to a third party, if such transfer would result in a change of control of the Network, unless the purchaser also agrees to purchase the Company's interest. If the Company declines to sell its interest, Scripps has the right, but not the obligation, to require the Company to sell its interest at the same pricing.

            Scripps has also loaned $47,500 to the Company payable in three years. The loan bears interest at 6%, payable quarterly, and is secured by an assignment of the Company's 30% interest in the Network and the encumbrance of the assets of the Company's television stations located in the Boston, San Francisco and Cleveland markets. The Company used the purchase price and these loan proceeds to retire debt and for working capital purposes.

            The Network is governed by a five member board, three members of which are selected by Scripps and two selected by the Company. Scripps has agreed to loan up to $35,000 to the Network to be used for working capital purposes.

            The Company has entered into a three year affiliation agreement with the Network, under which the Company agrees to carry the Network programming on its five television stations, located in the Boston, San Francisco, Cleveland, Raleigh and Bridgeport, Connecticut, markets. The Company retains the right to terminate the affiliation agreement after 15 months.

            In addition, on August 15, 2002, Scripps purchased $3,000 aggregate amount of newly authorized Series D Senior Redeemable Preferred Stock from the Company. The shares of Preferred Stock will mature on April 15, 2005, at which time the Company will be obligated to redeem the shares for a price equal to their original purchase price plus accrued and unpaid dividends. Dividends of 6% are payable quarterly, with the Company having the right to defer payment of the dividends until maturity.

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

         The Company has elected to change its year to December 31 from June 30. The six-month period ended December 31, 2002 is a transition period.

         The table below summarizes the statement of operations data for the six months ended December 31, 2002 and December 31, 2001.

                                                      Six Months Ended
                                                         December 31,
                                                      2001                 2002
                                                                      unaudited

         Net revenues                               $ 68,220          $ 92,623
         Cost of goods sold                           44,506            59,877
         Income (loss) from continuing operations
            before income taxes                       16,580           (15,781)
         Net income (loss)                            10,522           (10,416)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of consolidation. The accompanying consolidated financial statements include the accounts of Summit America Television, Inc. and its 100% directly and indirectly owned subsidiaries, KCNS, Inc. ("KCNS"), WOAC, Inc. ("WOAC"), WRAY, Inc. ("WRAY"), WMFP, Inc. ("WMFP"), WSAH, Inc. ("WSAH"), KCNS License, Inc. ("KCNS License"), WOAC License, Inc. ("WOAC License"), WRAY
License,  Inc.  ("WRAY  License"),  WMFP License,  Inc.  (WMFP  License"),  WSAH
License, Inc. ("WSAH License"), SAH Acquisition Corporation ("SAH AQ"), (collectively the "Company"). Additionally, the Company owns 30% of the Network. All material intercompany balances and transactions have been eliminated in consolidation.

        Operations. The Company has a 30% interest in Shop at Home Network which markets various consumer products through a televised "Shop At Home" service and over the internet through its website shopathometv.com. The programming is currently broadcast by satellite and is available on the internet on a twenty-four-hours-per-day, seven-days-per-week schedule.

        The Company owns and operates commercial television stations, WMFP, Channel 62, serving the Boston television market area; WSAH, channel 43, serving a portion of the New York City market area; KCNS, Channel 38, serving the San Francisco television market area; WOAC, Channel 67, serving the Cleveland television market area and; WRAY, Channel 30, serving the Raleigh-Durham television market area. Effective October 31, 2002, the Company's television stations are required to broadcast all programming provided by the Network on an exclusive basis (subject to FCC-mandated programming requirements.).

        Cash and cash equivalents. The Company considers all highly liquid investments that are readily convertible to known amounts of cash or purchased with original maturities of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

        Accounts receivable. The Company has reduced accounts receivable as a result of the sale of the Network. At December 31, 2002, the Company had recorded an allowance of $0 and at June 30, 2002 and 2001, the Company had recorded allowances of $406 and $2,639, respectively.

        Inventories. Inventories, which consist primarily of products held for sale such as jewelry, electronics and sports collectibles, are valued at average cost which approximates the first-in, first-out (FIFO) basis. As of December 31, 2002 the Company had no inventory due to the sale of the Network assets. Allowances are provided for carrying costs in excess of estimated market value. At December 31, 2002 and at June 30, 2002 and 2001, the Company had recorded allowances of $0, $684 and $1,717, respectively.

        Property and equipment. Property and equipment is stated at cost. Expenditures for repairs and maintenance are expensed as incurred, and additions and improvements that significantly extend the life of assets are capitalized.

        Depreciation is computed under the straight-line method over the estimated useful lives of the assets as reflected in the following table:

       Furniture and fixtures                                   7      Years
       Computer hardware and software                           3      Years
       Operating equipment                                   5-15      Years
       Leasehold improvements                                3-15      Years
       Building                                                40      Years

         Television station licenses. The Company owns five full-power television stations. The licenses are granted by the Federal Communications Commission for eight-year periods and are regularly renewed absent serious violations of the law. Beginning July 1, 2001, the television station licenses are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Prior to July 1, 2001, the television station licenses were accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 17, Intangible Assets. See Note 4.

         Goodwill. Beginning July 1, 2001, goodwill has been accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Prior to July 1, 2001, goodwill was accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 17, Intangible Assets. See Note 4.

        Investments. Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company records its equity in the income or losses of investees using the same period as reported in the Company's consolidated results of operations. The Company records its investments in equity-method investees on the consolidated balance sheets in other assets and its share of the investees' earnings or losses as income or loss on unconsolidated subsidiary within the consolidated statements of operations. As of December 31, 2002, the Company had one equity method investee. The carrying value is included in other assets. See Note 5.

         Debt issue costs. As of December 31, 2002 the Company had $0 and as of June 30, 2002 and 2001 the Company had $3,274 and $3,798, respectively, of debt issuance costs recorded as other assets. Debt issuance costs are amortized on a straight-line basis over the life of the related debt, which approximates the effective interest rate implicit in the borrowing transaction. In accordance with the early extinguishment of the Company's long-term debt obligations, as discussed further in Note 7, debt issuance costs of $7,440 were charged to loss on extinguishment of debt in the accompanying statement of operations. The amortization of $557, for the six-month period ended December 31, 2002, and the amortization of $1,178, $653 and $579 for the years ended June 30, 2002, 2001 and 2000, respectively, has been recorded as additional interest expense.

        Sales returns. The Company generally allows customers to return merchandise for full credit or refund within 30 days from the date of receipt. At December 31, 2002, June 30, 2002 and 2001, the Company had recorded credits due to customers of $0, $4,523 and $3,443, respectively for actual and estimated returns.

        Revenue recognition. Product sales are recognized upon delivery of the merchandise to the customer. List rental income is recognized over time as the lists are utilized. Deferred revenue consists of sales related to in transit merchandise. Station revenue is recorded as affiliate fee revenue earned for lease back of airtime to the Network.

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

        Impairment of long-lived assets. Through June 30, 2002, the Company followed SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of, which required recognition of impairment losses for long-lived assets with finite lives whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future undiscounted cash flows associated with such assets. The measurement of the impairment losses recognized was based on the difference between the fair values and the carrying amounts of the assets. SFAS No. 121 also required that long-lived assets held for sale be reported at the lower of carrying amount or fair value less cost to sell. The Company did not experience such losses. Effective July 1, 2002 the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement develops one accounting model for long-lived assets to be disposed of by sale and requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This Statement also modifies the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from ongoing operations in a disposal transaction. The adoption of SFAS No. 144 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

        Stock-based compensation. The Company follows the provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Had compensation expense for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the methods in SFAS No. 123, the Company's net loss and net income (loss) per share would have been adjusted to the pro forma amounts indicated in the following table.



                                                             December 31,       June 30,       June 30,       June 30,
                                                                 2002             2002           2001           2000
                                                             --------------   -------------  -------------  -------------

Net earnings available to common shareholders:
     As reported                                                   $10,454       $(22,628)      $(18,402)      $(13,499)
     Deduct:  Total stock-based employee
       compensation expense determined under fair
       value based method for all awards, net of related
       tax effects                                                 (2,522)           (433)        (3,005)        (2,004)

                                                             --------------   -------------  -------------  -------------

     Pro forma                                                      $7,932       $(23,061)      $(21,407)      $(15,503)
                                                             ==============   =============  =============  =============

Basic earnings per share available to common shareholders
     As reported                                                     $0.25         $(0.54)        $(0.51)        $(0.44)
     Pro Forma                                                       $0.19         $(0.55)        $(0.58)        $(0.51)
Diluted earnings per share available to common
shareholders:                                                        $0.25         $(0.54)        $(0.51)        $(0.44)
     As reported                                                     $0.19         $(0.55)        $(0.58)        $(0.51)
     Pro forma

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants in the six months ended December 31, 2002 and years ended June 30, 2002, 2001 and 2000, respectively: dividend yield of 0%; expected volatility of 46%, 61%, 90% and 77%; risk-free interest rate of 3.75%, 4.76%, 5.47% and 6.05%; and expected life of 7.5 years.

        Cumulative effect of accounting change. Pursuant to Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, the Company changed its method of recognizing revenue on products it ships to its customers in 2001. Prior to the adoption of SAB No. 101, the Company recognized revenue when the products were shipped to the customers, as the products were shipped FOB shipping point. Pursuant to the new guidance in SAB No. 101 the Company now recognizes the revenue from shipments once the product is received by the customer. This change was necessitated since the Company routinely maintains risk of loss, covered by insurance, while the products are in transit. In accordance with SAB No. 101, the Company has reduced revenue for the products which were shipped at the end of the period but not received by the customer by recording a cumulative effect of an accounting change of $1,359 (net of a tax benefit of $832) for the effects through June 30, 2000.

         Recent accounting pronouncements. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. An entity shall subsequently allocate that asset retirement cost to expense using a systematic and rational method over its useful life. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted SFAS No. 143 on July 1, 2002. The adoption of SFAS No. 143 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The two most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No. 13, Accounting for Leases. As a result of the elimination of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30, Reporting the Results of Operations--Discontinued Events and Extraordinary Items. The amendment to SFAS No. 13 changes the accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions to require those lease modifications to be accounted for in the same manner as sale-leaseback transactions. The adoption of SFAS No. 145 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company. The loss on the early extinguishment of the Company's long-term debt is classified in operations rather than an extraordinary item in the accompanying consolidated statement of operations as a result of the requirements of this standard.

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

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provision of FIN 45 are applicable to the guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not expect adoption of this standard to have a material effect on its consolidated financial position or consolidated results of operations. For variable rate entities in which an interest was held prior to February 1, 2003, FIN 46 applies in the first fiscal year beginning after June 15, 2003.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. To provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair-value-based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 will not have an impact on the Company's consolidated financial position or consolidated results of operation. The Company has included the disclosures in accordance with SFAS No. 148.

        Reclassifications. Certain amounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the current year presentation.

NOTE 3 -- PROPERTY AND EQUIPMENT

         Property and equipment consists of the following major classifications:

                                                                 December 31,                              June 30,
                                                                     2002                        2002                       2001
                                                                     ----                        ----                       ----
             Leasehold improvements                                    $     270            $     807                  $     626
             Building                                                          -               11,912                     11,908
             Operating equipment                                           8,574               21,036                     19,786
             Software                                                          -               21,496                     20,828
             Furniture and fixtures                                            4                3,226                      3,168
             Land                                                              -                1,250                      1,250
                                                               ------------------    -----------------    -----------------------
                                                                           8,848               59,727                     57,566
             Accumulated depreciation                                    (2,594)             (29,259)                   (18,395)
                                                               ------------------    -----------------    -----------------------

             Property and equipment, net                              $    6,254           $   30,468                 $   39,171
                                                               ==================    =================    =======================

        Depreciation expense totaled $3,885 for the six-month period ended December 31, 2002 and $11,720, $11,079 and $5,736 for the years ended June 30, 2002, 2001 and 2000, respectively. Of the $11,079 depreciation expense in the year ended June 30, 2001, $1,161 relates to the reduction of lives of certain computer hardware and software from five years to three years to better reflect the expected utility of these assets.


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

         SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets after their acquisition and supercedes APB No. 17, Intangible Assets. The most significant changes made by SFAS No. 142 are to eliminate the amortization of goodwill and indefinite-life intangible assets, to require that goodwill and indefinite-life intangibles be tested for impairment at least annually and to remove the forty year limitation on the amortization period of intangible assets. SFAS No. 142 is effective for years beginning after December 15, 2001, with early adoption allowed for entities with years beginning after March 15, 2001.

         The Company adopted SFAS No. 142 effective July 1, 2001. The effect of such adoption was to discontinue amortization of the Company's television station licenses ("FCC Licenses") and goodwill. Prior to the adoption of SFAS No. 142, the Company amortized the television station licenses and goodwill on a straight-line basis over 40 years. The FCC licenses are granted by the Federal Communications Commission, stipulating each station's operating parameters as defined by channels, effective radiated power and antenna height. In the past, these licenses have become valuable intangible assets, appreciating in value. The Company believes these intangible assets have an indefinite useful life because they are expected to generate cash flow indefinitely. Thus, the Company ceased to amortize these licenses on July 1, 2001. As of December 31, 2002 the carrying value of the FCC licenses was $89,251.

         The Company's carrying value of goodwill of $528 at December 31, 2002, June 30, 2002 and 2001 is attributable to its television stations. The Company completed the first step of the transitional goodwill impairment test during the quarter ended December 31, 2001 and determined that no potential impairment exists. As a result, the Company has recognized no transitional impairment loss in connection with the adoption of SFAS No. 142.

         The Company has chosen June 30 of each year as its annual impairment testing date for intangible assets not subject to amortization and goodwill. As of December 31, 2002, the Company has recorded no impairment loss in connection with these assets.

         The following pro forma information reconciles the net income (loss) and net income (loss) per share reported for the six-month period ended December 31, 2002, and for the years ended June 30, 2002, 2001 and 2000, to the adjusted net loss and loss per share which reflect the adoption of SFAS No. 142, and compares the adjusted information to the reported results:





                                                             December  31     June 30             June 30             June 30
                                                               2002             2002                2001                2000
                                                          --------------  -----------------   -----------------  -------------------


            Reported net income (loss)                        $  10,454        $  (22,628)         $  (18,402)          $  (13,499)
            Add back FCC licenses and goodwill
            amortization, net of tax                                  -                  -               1,922                1,724
                                                          --------------  -----------------   -----------------  -------------------
            Adjusted net income (loss)                        $  10,454        $  (22,628)         $  (16,480)          $  (11,775)
                                                          ==============  =================   =================  ===================

            Basic income (loss) per share:
            Reported net income (loss)                         $   0.25         $   (0.54)          $   (0.51)           $   (0.44)
            FCC licenses and goodwill amortization                    -                  -                0.06                 0.05
                                                          --------------  -----------------   -----------------  -------------------
            Adjusted net income (loss)                         $   0.25         $   (0.54)          $   (0.45)           $   (0.39)
                                                          ==============  =================   =================  ===================

            Diluted income (loss) per share:
            Reported net income (loss)                         $   0.25         $   (0.54)          $   (0.51)           $   (0.44)
            FCC licenses and goodwill amortization                    -                  -                0.06                 0.05
                                                          --------------  -----------------   -----------------  -------------------
            Adjusted net income (loss)                         $   0.25         $   (0.54)          $   (0.45)           $   (0.39)
                                                          ==============  =================   =================  ===================

NOTE 5 -- INVESTMENTS

        As a result of the sale of the Network as discussed in Note 1, the Company has retained an equity method investment in 30% of the Network operations. The carrying value of this equity method investment is included in other assets in the accompanying consolidated balance sheets.

Summarized balance sheet information of the Company's equity-method investee is as follows:

                                                             December 31, 2002

             Current Assets                                   $   25,145

             Noncurrent Assets                                $   20,173

             Current Liabilities                              $   35,451

             Noncurrent liabilities                           $       16



Summarized statement of operations information of the Company's equity-method investee, calculated for the period during which the Company had the equity method investment, is as follows:

                                                       For the Two Months Ended
                                                          December 31, 2002

             Net sales                                           $42,345

             Gross profit                                        $14,792

             Net loss                                            $(3,479)

NOTE 6 -- CAPITAL LEASES

          Property and equipment includes $0, $2,392 and $3,111 of various equipment acquired pursuant to long term capital leases at December 31, 2002, June 30, 2002 and 2001, respectively. All remaining lease liabilities were included in the Company's sale of Network assets.



NOTE 7 - INDEBTEDNESS

$47,500,  6% Secured Note

        Concurrent with its purchase of the Network assets discussed in Note 1, Scripps loaned $47,500 to the Company payable in full on or before October 31, 2005. Interest accrues on the loan at the rate of 6% and is payable quarterly. Payment and performance of the loan obligation are secured by assignment of the Company's 30% interest in Shop At Home, LLC and a security interest in the Company's television stations located in Boston, San Francisco and Cleveland markets and a security interest in the stock of the Company's subsidiaries that own the assets. The Company's carrying value of the television station licenses used to secure the loan is $61,563 at December 31, 2002. As required by the loan agreement, the Company must adhere to various non-financial covenants and is prohibited from encumbering further any secured assets, redeeming or issuing outstanding stock or issuing additional shares of common or preferred stock.

Based on interest rates the Company believes it could obtain to secure similar debt, the fair value of the Company's debt at December 31, 2002 is $43,717.

$75,000 of 11% Senior Secured Notes

         In March 1998, the Company issued $75,000 of 11% Senior Secured Notes Due 2005 (the "Notes"). Interest on the Notes was payable semi-annually on April 1 and October 1 of each year.

         The Senior Secured Notes were redeemed in full with the proceeds received from the sale of Network assets as discussed in Note 1. The loss on extinguishment of debt recorded in the consolidated statement of income includes $4,125 in early repayments fees and the write off of remaining debt cost of $2,640 the Company had been amortizing over the term of the debt.

Senior Credit Facility

         During the year ended June 30, 2001, the Company used a portion of the proceeds from the sale of its Houston television station (see Note 18) to repay its then existing $20,000 senior bank facility. The senior bank facility bore interest at a margin above LIBOR. On August 1, 2001, the Company obtained a new $17,500 revolving line of credit from a financial institution. The facility requires that interest be paid at least quarterly at a variable rate (6.875% at June 30, 2002) based on LIBOR or prime rate.

         The Senior Credit Facility was paid in full on October 31, 2002 with the proceeds received from the sale of Network assets as discussed in Note 1. The loss on extinguishment of debt recorded in the consolidated statement of income includes $112 in early repayment fees and the write off of remaining debt cost of $563 the Company had been amortizing over the term of the debt.

NOTE 8 -- REDEEMABLE PREFERRED STOCK

Series A Convertible Preferred Stock

        The Company is authorized to issue 1,000,000 shares of Series A Preferred Stock, of which 3,718 shares were outstanding as of December 31, 2002. The Series A Preferred Stock is entitled to receive dividends, preferences, qualifications, limitations, restrictions and the distribution of assets upon liquidation before the Company's common stock.

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

Series B Convertible Preferred Stock

         On June 30, 2000, the Company issued 2,000 shares of its Series B Convertible Preferred Stock, $10 stated value per share, in consideration of a payment of $20,000. Of the original 2,000 shares issued on June 30, 2000, 1,000 were redeemed for $10,682 cash and the balance was converted into 7,874,506 shares of common stock during the year ended June 30, 2001.

         Included in the preferred stock accretion and dividends for the year ended June 30, 2001 are $703 for dividends paid in cash and common stock, $3,810 for the beneficial conversion feature accretion, and $3,643 loss on repurchase of preferred stock treated as a dividend.

         The Company adopted certain provisions of EITF Issue No. 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Securities", in the second quarter of 2001. EITF Issue No. 00-27 changed the approach of calculating the conversion price used in determining the value of the beneficial conversion feature from using the conversion price stated in the preferred stock certificate to using the accounting conversion price. The adoption of this EITF increased the original value of the beneficial conversion feature from $3,596 to $7,796. In accordance with EITF Issue No. 00-27, the adoption was treated as a cumulative effect of an accounting change, which resulted in a cumulative adjustment to dividends of $499 which was recorded in the second quarter of 2001.

Series D Preferred Stock

        In addition, on August 15, 2002, Scripps purchased $3,000 aggregate amount of newly authorized Series D Senior Redeemable Preferred Stock from the Company. The shares of Preferred Stock will mature on April 15, 2005, at which time the Company will be obligated to redeem the shares for a price equal to their original purchase price plus accrued and unpaid dividends. Dividends of 6% are payable quarterly, with the Company having the right to defer payment of the dividends until maturity.

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

NOTE 9 -- INCOME TAXES

        The components of deferred taxes and the approximate tax effects at December 31, 2002 and June 30, 2002 and 2001, are as follows:

                                                        December 31,                        June 30,
                                                            2002                   2002                    2001
                                                            ----                   ----                    ----
                                                    ---------------------   --------------------   ---------------------


         Deferred tax assets:
              Net operating loss carryforwards
              Investment in partnership                      $    27,375            $    35,066             $    21,624
                                                                   4,870                      -                       -
              Accruals                                               418                  2,306                   3,177
              Valuation allowance                                (3,529)                (3,476)                 (2,400)
                                                    ---------------------   --------------------   ---------------------
                        Total deferred tax assets                 29,134                 33,896                  22,401
                                                    ---------------------   --------------------   ---------------------
         Deferred tax liabilities:
              Licenses and intangibles                            10,268                  1,876                   6,676
              Depreciation                                         1,501                  8,823                   3,130
                                                    ---------------------   --------------------   ---------------------
                        Total deferred tax                        11,769                 10,699                   9,806
         liabilities
                                                    ---------------------   --------------------   ---------------------
                        Net deferred tax assets              $    17,365            $    23,197             $    12,595
                                                    =====================   ====================   =====================

         Current deferred tax assets                          $      418            $     2,306             $     3,177
         Long-term deferred tax assets, net                       16,947                 20,891                   9,418
                                                    ---------------------   --------------------   ---------------------
         Net deferred tax assets                             $    17,365            $    23,197             $    12,595
                                                    =====================   ====================   =====================

       At December 31, 2002 and June 30, 2002 and 2001 the Company had approximately $70,135, $92,910 and $56,260, respectively, of federal net operating loss carryforwards in addition to $0, $0 and $95, respectively, of AMT credits available to offset taxable income in future periods. Of these amounts, $70,135 of the net operating loss carryforwards expire between 2019 and 2021. Due to the length of time until the expiration date of the federal net operating loss carryforwards and the value of the Company's commercial television stations, the Company did not deem it necessary to provide a valuation allowance at December 31, 2002 and June 30, 2002 and 2001 against its federal net operating loss carryforwards. However, the Company did provide a full valuation allowance against its state net operating loss carryforwards as these carryforwards primarily relate to states in which no commercial television stations are present.

        Income tax expense (benefit) varies from the amount computed by applying the federal corporate income tax rate of 34% to income (loss) before income taxes as follows:

                                                       December 31,                      Years Ended June 30,

                                                           2002                2002                2001               2000
                                                           ----                ----                ----               ----

Computed "expected" income tax expense
     (benefit) from continuing operations                    $   5,637        $  (11,315)           $  (1,755)        $  (6,941)
Increase (decrease) in income taxes
     resulting from:
          State income tax benefit, net
               of federal effect                                    33              (126)                (204)             (859)
          Nondeductible expenses                                    20                 10                   94                64
          Change in valuation allowance                             53              1,076                2,400                 -
          Other                                                    315              (297)                (273)                27
                                                     ------------------  -----------------  ------------------- -----------------

          Actual income tax expense (benefit)                 $  6,058        $  (10,652)              $   262        $  (7,709)
                                                     ==================  =================  =================== =================

        The components of income tax expense (benefit) for the six months ended December 31, 2002 and the years ended June 30, 2002, 2001 and 2000, are as follows:

                                             December 31,                         Years Ended June 30,
                                             ------------                         -------------------
                                                 2002                  2002                  2001                    2000
                                                 ----                  ----                  ----                    ----

             Current:
                     State                          $    131               $    8                $    54                $    -
                     Federal                               -                    -                      -                     -

                                           ------------------    -----------------     ------------------       ---------------
                                                         131                    8                     54
                                           ------------------    -----------------     ------------------       ---------------

             Deferred:
                     State                               (1)                (200)                  2,325                 (794)
                     Federal                           5,928             (10,460)                (2,117)               (6,915)
                                           ------------------    -----------------     ------------------       ---------------
                                                       5,927             (10,660)                    208               (7,709)
                                           ------------------    -----------------     ------------------       ---------------

             Total expense (benefit)                $  6,058           $ (10,652)                $   262             $ (7,709)
                                           ==================    =================     ==================       ===============

        The Company has allocated deferred tax benefits directly to additional paid in capital for the six month period ended December 31, 2002 and for the years ended June 30, 2002, 2001 and 2000 of $94, $45, $9 and $973, respectively. These amounts reflect the tax benefit received from the exercise of nonqualified stock options and disqualifying dispositions by employees of qualified stock options.

NOTE 10 - COMMITMENTS

        Rental expense for office, studio and miscellaneous equipment was $1,054, $2,975, $3,086 and $3,194 for the six months ended December 31, 2002 and the years ended June 30, 2002, 2001 and 2000 respectively. Certain of these leases contain renewal options.

        Future minimum lease payments of noncancelable operating leases are as follows at December 31, 2002:

        2003                                                    $   759
        2004                                                        764
        2005                                                        404
        2006                                                        345
        2007                                                        257
        Future                                                      724
                                                      -----------------------
        Total                                                   $ 3,253
                                                      =======================


NOTE 11 -- RELATED PARTY TRANSACTIONS

        During the six months ended December 31, 2002 and years ended June 30, 2002, 2001 and 2000, the Company engaged in some related party transactions in the normal course of business.

        The Company recorded $1,115 in affiliate fee revenue from the Network for the period ending December 31, 2002.

         An entity affiliated with Frank A. Woods, a director of the Company, was paid in October 2000 a finder's fee of $200 in connection with the Company's $20,000 senior bank facility.

        In May 2001, Charles W. Bone was added to the Board of Directors. During 2001 and part of 2002, Mr. Bone was a partner in the firm Wyatt, Tarrant & Combs, LLP that represents the Company in various legal issues. For the period ended June 30, 2002 and 2001, the Company paid $307 and $432 in fees to Wyatt, Tarrant & Combs, LLP, respectively. During the six months ended December 31, 2002 and the year ended June 30, 2002 the Company paid $568 and $88 in fees to Mr. Bone's new firm, Bone McAllester Norton PLLC.

        In May 2001, the Board of Directors appointed A.E. Jolley and J. Daniel Sullivan, as a committee of Independent Directors, to set compensation for the members of the Office of the Chair consisting of J.D. Clinton, Chairman, Charles
W. Bone, George R. Ditomassi, Jr. and Frank Woods. Compensation was set at $7.5 monthly for Charles W. Bone and Frank Woods. In addition to an initial grant of options to purchase 12,500 shares of stock made by the Board of Directors for the service of these Directors on an Executive Committee charged with running the Company after the Chief Executive Officer's termination, the committee decided that for their service as the Office of the Chair to grant additional options to purchase 25,000 shares to Charles Bone and Frank Woods. The committee also allowed Mr. Bone to exercise his outstanding warrants using a three year note. The committee also granted options to purchase 50,000 shares to George R. Ditomassi. The Company recognized no compensation expense related to the stock options as they were granted at the then current market price. In addition, J.D. Clinton was loaned, by the Company, the exercise price for all of his remaining warrants. The loan matures on December 31, 2004 (see discussion of loan below). The Office of the Chair was dissolved on October 1, 2001.

        On June 30, 2001, Mr. Clinton exercised warrants to purchase 1,545,066 shares of common stock through an affiliated entity, SAH Holdings, Ltd., for a total purchase price of $2,565 and exercised warrants to purchase 542,500 shares of common stock through another affiliated entity, Clinton Investments, Ltd., for a total purchase price of $900. Mr. Bone, on the same date, exercised warrants to purchase 82,500 shares of common stock through an affiliated entity, Caleb Investments, LP, for a total purchase price of $137. The Company loaned these entities the funds to make this purchase and each of these entities executed a non-recourse promissory note to the issuer payable in full on June 30, 2004. The notes carry interest at the prime rate, also payable at maturity. The Company recognized $84 and $191 of interest income on these notes for the six months ended December 31, 2002 and the year ended June 30, 2002. The loans are non-recourse to the entities but are collateralized by the underlying shares purchased. On December 31, 2002, Mr. Bone paid in full to the Company the outstanding balance of his loan.

        In connection with the relocation of the primary residence of Kent E. Lillie, former President & Chief Executive Officer of the Company, from Atlanta, Georgia, to Nashville, Tennessee, the Company made an interest-free loan to Mr. Lillie in the principal amount of $800. This note was forgiven as part of Mr. Lillie's severance agreement during the year ended June 30, 2002.

        In September 1999 the Company entered into a lease agreement with INSOUTH Bank whereby the Company leased a portion of an office building located adjacent to the Company's Nashville facilities. INSOUTH Bank is controlled by J.D. Clinton, Chairman of the Board of Directors of the Company and a principal shareholder. The Company paid INSOUTH Bank $57, $172, $163 and $101 for the six months ended December 31, 2002 and years ended June 30, 2002, 2001 and 2000, respectively.

NOTE 12 -- STOCK OPTIONS AND WARRANTS

        In 1999 the Company's Board of Directors adopted the 1999 Employee Stock Option Plan (the "1999 Plan") which provides for the issuance of options to purchase up to 6,000,000 shares of the Company's common stock. The 1999 Plan is administered by a committee of the Board of Directors consisting of non-employee directors. All directors and key employees are eligible to receive options. Options granted under the plan can be either incentive stock options or nonqualified stock options. Incentive stock options to purchase common stock may be granted at not less than 100% of the fair market value of the stock on the date of the grant. No options may be granted after July 21, 2009. No option that is an incentive stock option shall be exercisable after the expiration of ten years from the date such option was granted (five years if granted to a 10% shareholder). The options may provide for vesting, in full or in part, after a change in control of the Company. Due to the sale of the Network assets, which triggered a change of control of the Company, participants were able to vest in part of their remaining unvested options. Under the 1999 Plan, participants have ninety days to exercise options when termination has occurred due to a change in control of the Company. At December 31, 2002 there were 2,173,200 of remaining shares available for grant under the 1999 Plan.

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

        A summary of the status of the Company's options as of December 31, and June 30, 2002, 2001 and 2000 and changes during the periods ending on those dates is presented below:

                              December 31, June 30,
                                         2002                     2002                      2001                     2000
                                 ---------------------  -------------------------  ------------------------  ---------------------
                                 ---------------------  -------------------------  ------------------------  ---------------------
                                            Weighted                  Weighted                  Weighted                Weighted
                                            Average                    Average                  Average                 Average
                                            Exercise                  Exercise                   Exercise               Exercise
                                 Options      Price      Options        Price       Options       Price       Options     Price
                                 ---------  ----------  -----------  ------------  -----------  -----------  ---------- ----------
Outstanding at beginning of
     Period                      4,845,150    $  3.46    3,488,850       $  4.21    2,821,600     $   7.62   2,449,200    $  6.14
Granted                           368,500        2.66    2,147,500          2.52    1,797,350         2.24   1,007,000       9.18
Exercised                        (304,350)       1.51     (95,750)          1.51     (33,400)         1.53   (400,600)       2.00
Forfeited/expired                (659,066)       4.14    (695,450)          4.29   (1,096,700)       10.27   (234,000)       7.75
                                 ---------              -----------                -----------               ----------
Outstanding at end of period     4,250,234               4,845,150                  3,488,850                2,821,600
                                                 3.43                       3.46                      4.21                   7.62
                                 =========              ===========                ===========               ==========
Options exercisable at period
      end                        4,138,434               2,437,452                  1,507,100                  987,500
Weighted average fair value
     of options granted during
     the year                                  $ 1.43                    $  1.68                   $  1.85                  $7.08







                                                   Options Outstanding                         Options Exercisable

                                    Weighted
                                                          Average          Weighted                           Weighted
                                        Number           Remaining          Average           Number           Average
                                      Outstanding       Contractual        Exercise        Exercisable        Exercise
Range of Exercise Prices              at 12/31/02           Life             Price         at 12/31/02          Price
--------------------------------     --------------    ---------------    ------------    ---------------    ------------

$0.00 - $1.99                              416,000         4.93 years         $  1.50            312,200         $  1.49
$2.00 - $2.99                            3,060,434         5.30 years            2.58          3,060,434            2.58
$3.00 - $3.99                              263,700         2.39 years            3.51            263,700            3.51
$4.00 - $5.99                               83,000          .08 years            4.68             83,000            4.68
$6.00 - $7.99                               86,700         3.54 years            6.83             86,700            6.83
$8.00 - $9.99                               51,100          .08 years            8.86             51,100            8.86
$10.00 - $10.99                             12,500          .08 years           10.75             12,500           10.75
$11.00 - $11.99                              9,100          .08 years           11.25              9,100           11.25
$12.00 - $12.99                             91,800         1.57 years           12.51             83,800           12.50
$13.00 - $13.99                            175,900          .08 years           13.08            175,900           13.08
                                     --------------                                       ---------------
                                         4,250,234                                             4,138,434
                                     ==============                                       ===============

        At December 31, 2002, warrants to purchase 2,000,000 shares of common stock were outstanding. The warrants' exercise price is $2.82 per common share. The warrants expire on June 30, 2003.

NOTE 13 - INCOME (LOSS) PER SHARE

        The following table sets forth for the periods indicated the calculation of net income (loss) per share included in the Company's Consolidated Statements of Operations:

                                                          For the six
                                                          months ended
                                                          December 31,                     Years Ended June 30,
                                                                                 (shares in thousands)
                                                              2002                2002              2001              2000
                                                              ----                ----              ----              ----

Numerator:
     Income (loss) from continuing operations                    $ 10,522          $(22,628)          $(5,425)         $(12,707)
     Preferred stock accretion and dividends                         (68)                  -           (8,156)               (6)
                                                        ------------------  -----------------  ----------------  ----------------
     Numerator for basic earnings per
          share-income (loss) available to
          common stockholders                                    $ 10,454          $(22,628)         $(13,581)         $(12,713)
                                                        ==================  =================  ================  ================

Denominator:
     Denominator for basic earnings per
          share-weighted-average shares                            42,014             41,861            36,311            30,490
     Effect of dilutive securities                                    331                  -                 -                 -
                                                        ------------------  -----------------  ----------------  ----------------
Denominator for diluted earnings per
     share-adjusted weighted-average
     shares and assumed conversions                                42,345             41,861            36,311            30,490
                                                        ==================  =================  ================  ================

Basic loss from continuing operations per share                   $  0.25          $  (0.54)         $  (0.37)         $  (0.42)
                                                        ==================  =================  ================  ================

Diluted loss from continuing operations per share                 $  0.25          $  (0.54)         $  (0.37)         $  (0.42)
                                                        ==================  =================  ================  ================

Although the amounts are excluded from the computations in loss years because their inclusion would be anti-dilutive, they are shown here for informational and comparative purposes only (in thousands):

     Employee stock options                                         2,532               4,845             3,489            1,007
     Warrants                                                       2,000               2,000             2,000            2,035
     Convertible preferred stock                                        -                  14                16               94


NOTE 14 -- EMPLOYEE BENEFIT PLAN

         The Company has a defined contribution plan covering all full-time employees who have attained one year of service and are age 21 or older. Participants are permitted to make contributions in an amount equal to 1% to 15% of their compensation actually paid. Employer contributions are discretionary and allocated to each eligible employee in proportion to his or her compensation as a percentage of the compensation of all eligible employees. Beginning as of July 1, 1999, the Company elected to match a portion of the employee's contribution up to a maximum of 50% of the employee's annual contribution in the form of Company stock. The Company's match on the 401(k) plan during the years ended June 30, 2002, 2001 and 2000 was 42, 100 and 10 shares of common stock with related expense of $115, $122 and $98, respectively. During the fiscal year ended June 30, 2002, the Board of Directors decided to change the Company match from common stock to a cash match. As a result, the Company expensed an additional $65 for the year ended June 30, 2002. For the six months ended December 31, 2002, the Company's match was $115.
         Following the closing of the sale of the 70% interest in the Network to Scripps on October 31, 2002, the Company partially terminated the 401(k) plan with respect to the employees of the Network who became employees of Scripps. In order to effect this partial termination, shares of common stock of the Company were sold by the plan and the proceeds distributed to the plan participants for which the plan was terminated.

NOTE 15 - CONCENTRATIONS OF CREDIT RISK

        Concentrations of credit risk include cash on deposit in financial institutions and accounts receivable. Receivables are due from credit card companies and, ultimately, customers. The Company maintains reserves which management believes are adequate to provide for losses. Management believes the financial institutions holding the cash to be financially sound.

         For periods subsequent to the sale of 70% of the Company's Network, substantially all of the Company's revenues will be derived from the affiliate fees charged to the Network.

NOTE 16 -- CONTINGENCIES

         A lawsuit was filed against the Company in January 2000 by a former vendor, Classic Collectibles, LLC, in state Chancery Court in Chattanooga, Tennessee. The vendor alleges that the Company improperly canceled certain orders, that certain amounts it paid to the Company under a written agreement should be refunded, and that certain amounts were left owing on the account. The vendor also claims entitlement to alleged lost profits of approximately $2 million, asserting the Company did not provide an amount of broadcast network time in 1999 that the vendor alleges was orally promised in connection with the written agreement. The Company has filed its answer and has vigorously pursued its defense against Classic Collectibles, LLC. The case was initially set for a jury trial in November 2002 but has been postponed by the court until September 2003.

         In addition, the Company is subject to routine litigation arising from the normal and ordinary operation of its business. The Company believes that such litigation is not likely to have a material adverse effect on its financial position, results of operations or cash flows.

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

                                     Six Months Ended                 Twelve Months Ended
                                                                             June 30,
                                       December 31,
                                                        -------------------------------------------------
                                           2002              2002            2001              2000
                                      ---------------   ---------------  --------------   ---------------

                                            $0                $0            $2,519            $9,700

NOTE 18 -- SALE OF HOUSTON TELEVISION STATION KZJL

         On March 20, 2001, the Company sold its Houston television station KZJL for $57,000. In addition to the cash received, the Company retained rights to 50% of any profits from any sale of the station's Channel 60 - 69 spectrum. The gain recognized on the sale is the result of the proceeds less $6,752 for the net book value of fixed assets and license cost and $1,319 in closing costs.

NOTE 19 -- OPERATING SEGMENTS

          SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires reporting segment information that is consistent with the way in which management operates the Company. Until October 31, 2002, the Company operated principally in two segments: Shop At Home Network and shopathometv.com. The Company operated almost exclusively in the United States.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are accounted for as if the sales or transfers were with third parties, that is, at current market prices.

















                             OPERATING SEGMENT DATA
                                              Six Months Ended                      Years Ended June 30
                                                 December 31
                                                    2002                2002               2001                2000
                                                    ----                ----               ----                ----

         Revenue:
              Summit/Network                          $  59,996           $176,086         $  161,589          $ 198,114
              shopathometv.com                            7,109             19,754             18,686              4,675
               Affiliate fees                             1,115                  -                  -                  -
              Intersegment eliminations                       -                  -            (2,660)            (1,233)
                                           ---------------------   ----------------   ----------------    ---------------

                                                      $  68,220           $195,840         $  177,615          $ 201,556
                                           =====================   ================   ================    ===============

         Operating loss:
              Summit/Network                         $ (22,090)          $(22,356)         $ (33,594)          $ (4,447)
              shopathometv.com                            1,046              (586)            (9,592)            (6,901)
                                           ---------------------   ----------------   ----------------    ---------------
                                                     $ (21,044)          $(22,942)         $ (43,186)          $(11,348)
                                           =====================   ================   ================    ===============

         Depreciation and amortization:
              Summit/Network                          $   3,149           $  9,453          $  11,854           $  7,761
              shopathometv.com                              751              2,267              2,081                612

                                           ---------------------   ----------------   ----------------    ---------------
                                                       $  3,900           $ 11,720          $  13,935           $  8,373
                                           =====================   ================   ================    ===============

         Interest income:
              Summit/Network                           $    196            $   552           $    906            $   749
              shopathometv.com                                -                  -                  -                  -
                                           ---------------------   ----------------   ----------------    ---------------
                                                       $    196            $   552           $    906            $   749
                                           =====================   ================   ================    ===============

         Interest expense:
              Summit/Network                           $  4,924           $ 10,878          $  11,875           $  9,490
              shopathometv.com                                -                  -                  -                173
                                           ---------------------   ----------------   ----------------    ---------------
                                                       $  4,924           $ 10,878          $  11,875           $  9,663
                                           =====================   ================   ================    ===============

         Income (loss) before taxes:
              Summit/Network                          $  16,540         $ (32,692)          $   4,429          $(13,342)
              shopathometv.com                               40              (588)            (9,592)            (7,074)
                                           ---------------------   ----------------   ----------------    ---------------
                                                      $  16,580          $(33,280)         $  (5,163)          $(20,416)
                                           =====================   ================   ================    ===============

         Income taxes:
              Summit/Network                          $   6,044          $(10,452)          $   3,907          $ (5,035)
              shopathometv.com                               14              (200)            (3,645)            (2,674)

                                           ---------------------   ----------------   ----------------    ---------------
                                                      $   6,058          $(10,652)           $    262          $ (7,709)
                                           =====================   ================   ================    ===============

         Total assets:
              Summit/Network                          $ 117,129           $167,726          $ 169,624          $ 211,433
              shopathometv.com                                -             10,354             10,393              8,830
              Collector's Edge                                -                  -                  -              8,331
              Intersegment eliminations                       -                  -                  -            (1,300)
                                           ---------------------   ----------------   ----------------    ---------------

                                                      $ 117,129           $178,080         $  180,017          $ 227,294
                                           =====================   ================   ================    ===============

         Capital expenditures:
              Summit/Network                           $    768           $  3,011          $   2,664           $ 11,133
              shopathometv.com                                -                 13                 63              6,617

                                           ---------------------   ----------------   ----------------    ---------------
                                                       $    768           $  3,024          $   2,727           $ 17,750
                                           =====================   ================   ================    ===============











NOTE 20 - QUARTERLY FINANCIAL INFORMATION - (UNAUDITED)


                                                                    Six months ended December 31, 2002
                                                   ---------------------------------------------------------------------
                                                                                Quarter Ending
                                                                         September 30    December 31        TOTAL
                                                   ---------------------------------------------------------------------

          Net Revenues                                                         $ 53,141        $ 15,079        $ 68,220
          Loss From Operations                                                  (6,369)        (14,675)        (21,044)
          Income (Loss) From Continuing Operations
          before taxes                                                          (9,229)          25,809          16,580

          Net Income (Loss)                                                     (6,091)          16,613          10,522
          Preferred Stock Dividends                                                   -            (68)            (68)
          Net Income (Loss) Available for Common
          Shareholders                                                          (6,091)          16,545          10,454
          Net Income (Loss) per Basic and Diluted
          Share                                                                  (0.15)            0.40            0.25

                                                                         Year Ended June 30, 2002
                                                   --------------------------------------------------------------------
                                                                             Quarter Ending
                                                   September 30    December 31    March 31     June 30         TOTAL
                                                   --------------------------------------------------------------------

         Net Revenues                                   $ 43,410     $ 49,213 $  49,745       $ 53,472      $ 195,840


         Loss From Operations                            (4,854)      (5,753)    (6,695)        (5,640)       (22,942)
         Income (Loss) From Continuing Operations
         before taxes                                    (7,321)      (8,460)    (9,368)        (8,131)       (33,280)


         Net Income (Loss)                               (4,832)      (5,584)    (6,183)        (6,029)       (22,628)

         Preferred Stock Dividends                             -            -          -              -              -

         Net Loss Available for Common Shareholders      (4,832)      (5,584)    (6,183)        (6,029)       (22,628)
         Net Income (Loss) per Basic and Diluted
         Share                                            (0.12)       (0.13)     (0.15)         (0.14)         (0.54)

                                                                         Year Ended June 30, 2001
                                                   --------------------------------------------------------------------
                                                                             Quarter Ending
                                                   September 30   December 31    March 31     June 30          TOTAL
                                                   --------------------------------------------------------------------

         Net Revenues                                    $40,779    $  46,515   $  50,402     $  39,919       $177,615

         Loss From Operations                            (8,848)      (5,508)    (13,497)      (15,333)       (43,186)
         Income (Loss) From Continuing Operations
         before taxes                                   (11,385)      (8,389)      31,976      (17,365)        (5,163)

         Discontinued Operations                           (398)      (2,949)       (115)             -        (3,462)
         Loss Before Cumulative Effect of
         Accounting Change                               (7,455)      (8,152)      19,710      (12,990)        (8,887)

         Cumulative Effect of Accounting Change          (1,359)            -           -             -        (1,359)

         Net Income (Loss)                               (8,814)      (8,152)      19,710      (12,990)       (10,246)

         Preferred Stock Dividends                       (1,207)      (4,227)     (2,722)             -        (8,156)

         Net Loss Available for Common Shareholders     (10,021)     (12,379)      16,988      (12,990)       (18,402)
         Net Income (Loss) per Basic and Diluted
         Share                                            (0.32)       (0.35)        0.43        (0.27)         (0.51)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 7, 2001, the Company dismissed its independent public accountants, PricewaterhouseCoopers LLP, and retained Deloitte & Touche LLP as its new independent public accountants effective as of the same day. The change in accountants was ratified and approved by the Company's Board of Directors, upon the recommendation of the Audit Committee of the Board of Directors. The decision to change independent public accountants was prompted when the Company was notified that the office of PricewaterhouseCoopers, LLP in Nashville would be closing.

         During the Company's 2001 year, and the subsequent interim periods through December 31, 2001, there were no disagreements between the Company and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreement in connection with its reports on the Company's financial statements for those periods. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the Company's two most recent years ended June 30, 2001, or during any subsequent interim period through December 31, 2001.

         The audit reports issued by PricewaterhouseCoopers LLP on the Company's consolidated financial statements as of and for the years ended June 30, 2000, and June 30, 2001, neither contained any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The Company provided PricewaterhouseCoopers LLP with a copy of the foregoing disclosures, and a letter from PricewaterhouseCoopers LLP confirming its agreement with these disclosures was filed as an exhibit to the Current Report filed with the SEC on Form 8-K on November 9, 2001.

         During the Company's two most recent years ended June 30, 2001, and through December 31, 2001, the Company did not consult with Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction or regarding any of the other matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information relating to directors and executive officers required by this item will be contained in a definitive Proxy Statement, which the registrant will file with the Securities and Exchange Commission not later than 120 days after December 31, 2002 (the "Proxy Statement"), and such information is incorporated herein by reference.

         The information required pursuant to Item 405 of Regulation S-K will be contained under the caption "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement, and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item will be contained under the caption "Remuneration of Directors and Officers" in the Company's Proxy Statement, and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

         The information required by this item will be contained under the caption "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained under the caption "Certain Transactions" in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES.

            The Company's management, including the Chief Executive Officer, George R. Ditomassi (who functions as the principal executive officer and principal financial officer), has evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this transition report on Form 10-K. Based upon management's evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls since the date on which the controls were evaluated.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following financial statements are included in Item 8 of Form 10-K:

                1.Financial Statements

                           Reports of Independent Accountants
                           Consolidated Balance Sheets as of December 31, 2002
                         and June 30, 2002 and 2001 Consolidated Statements of Operations for the periods ended December 31,2002 and
                                    June 30, 2002, 2001 and 2000
                           Consolidated Statements of Stockholders' Equity for
                                    the periods ended December 31, 2002 and June
                                    30, 2002, 2001, and 2000
                           Consolidated Statements of Cash Flows for the periods
                         ended December 31, 2002 and June 30, 2002, 2001 and
                         2000
                           Notes to the Consolidated Financial Statements

                  2.     Financial Statement Schedule

                           Schedule II Valuation and Qualifying Accounts

                         Schedules not listed above are omitted because they are not required or because the required information is included in our consolidated financial statements or notes thereto.

                  3. Exhibits

                           The Index to Exhibits begins on page 53.

(b) Reports on Form 8-K
                The following current report on Form 8-K has been filed during the last quarter (October 1, 2002 through December 31, 2002) of the period covered by this transition report:

                On November 15, 2002, the Company filed a current report on Form 8-K, Item 2 (Acquisition or Disposition of Assets) reporting the terms of the sale to a subsidiary of The E.W. Scripps Company of a 70% interest in the Company's television and internet home shopping network. The Company also reported the terms of financing received by the Company from The E.W. Scripps Company in connection with the transaction.

(c) We hereby file as part of this Form 10-K the Exhibits referenced in
        Item 15(a)(3) above.

(d) The following financial statement schedule is filed herewith:

                Schedule II -- Valuation and Qualifying Agreements
                Schedules not listed above are omitted because they are not required or because the required information is included in our consolidated financial statements or notes thereto.

                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

 SIX MONTHS ENDED DECEMBER 31, 2002 AND YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                             (Thousands of Dollars)

                                               Balance at            Charged to                                     Balance
                                               beginning             Returns and                                    at end
                                               of period             Allowances             Deductions(1)        of period(2)
                                             ---------------       ----------------        ----------------      --------------

Six Months ended December 31, 2002
     Estimated credits
          due to customers                         $  4,523             $   18,011               $  22,534              $    0

                                             ===============       ================        ================      ==============

Year ended June 30, 2002
     Estimated credits
          due to customers                         $  3,443              $  40,832               $  39,752             $ 4,523
                                             ===============       ================        ================      ==============

Year ended June 30, 2001
     Estimated credits
          due to customers                         $  2,711              $  58,734               $  58,002             $ 3,443
                                             ===============       ================        ================      ==============

Year ended June 30, 2000
     Estimated credits
          due to customers                         $  3,069              $  58,582               $  58,940             $ 2,711
                                             ===============       ================        ================      ==============


                                               Balance at                                                           Balance
                                               beginning             Additional                                     at end
                                               of period             provisions                Reduction         of period(2)
                                             ---------------       ----------------          --------------      --------------

Six Months ended December 31, 2002
     Accounts receivable
          Reserves                                  $   406               $    287                $    693              $    0
                                             ===============       ================          ==============      ==============

Year ended June 30, 2002
     Accounts receivable
          Reserves                                 $  2,489              $   1,266                $  3,349              $  406
                                             ===============       ================          ==============      ==============

Year ended June 30, 2001
     Accounts receivable
          Reserves                                 $  1,595              $   2,517                $  1,623             $ 2,489
                                             ===============       ================          ==============      ==============

Year ended June 30, 2000
     Accounts receivable
          Reserves                                  $   543              $   1,816                 $   764             $ 1,595
                                             ===============       ================          ==============      ==============



                                               Balance at                                                           Balance
                                               beginning             Additional                                     at end
                                               of period             provisions               Deductions         of period(2)
                                             ---------------       ----------------         ---------------      -------------
Six Months ended December 31, 2002
     Inventory reserves                             $   684               $      0                 $   684             $     0

                                             ===============       ================          ==============      ==============

Year ended June 30, 2002
     Inventory reserves                            $  1,717               $    799                $  1,832              $  684
                                             ===============       ================          ==============      ==============

Year ended June 30, 2001
     Inventory reserves                             $   669              $   3,587                $  2,539             $ 1,717
                                             ===============       ================          ==============      ==============

Year ended June 30, 2000
     Inventory reserves                             $   304               $    855                 $   490              $  669
                                             ===============       ================          ==============      ==============


(1)      Merchandise returned
(2)      Balance transferred with sale of Network assets on October 31, 2002

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

3(i).8 Amendment to Amended and Restated Charter, recorded August 15, 2002, filed as Exhibit 3(i).8 to the Annual Report on Form 10-K, filed on September 6, 2002, and incorporated herein by this reference.

3(i).9 Amendment to Amended and Restated Charter, recorded October 31, 2002, filed as Exhibit 3(i).9 to the Quarterly Report on Form 10-Q, filed on November 4, 2002, and incorporated herein by this reference.

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

4.13 Preferred Share Purchase Agreement, dated August 14, 2002, between the Registrant and Scripps Networks, Inc, filed as Exhibit 4.13 to the Annual Report on Form 10-K filed September 6, 2002 and incorporated by this reference.

10.1 Company's Omnibus Stock Option Plan, filed as Exhibit 10.3 to the Annual Report on Form 10-K, for the year ended December 31, 1992, and incorporated herein by this reference.

10.12 Form of Option Agreement for options issued to employees, executive officers and others, filed as Exhibit
                  10.13 to the Registration Statement on Form S-4, filed on December 28, 1994, and incorporated herein by this reference.

10.49 Amendment No.1 to Company's Omnibus Stock Option Plan filed as Appendix A to the Company's Proxy Statement on Schedule 14A for the year ended December 31, 1996, filed on November 18, 1996, and incorporated herein by this reference.

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

10.58 Securities Purchase Agreement, between the Company and certain investors, dated December 31, 2000, and filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on July 5, 2000, and incorporated herein by this reference.

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

10.68 Loan and Security Agreement, between the Company and Foothill Capital Corporation, dated August 1, 2001, filed as Exhibit
                  10.68 to the Annual Report on Form 10-K/A, filed on October 23, 2002, and incorporated by this reference.

10.69 Employment Agreement between Thomas N. Merrihew and Shop At Home, Inc., dated July 20, 2001, filed as
                  Exhibit 10.69 to the Quarterly Report on Form 10-Q, filed October 25, 2001, and incorporated by this reference.


10.70 Employment Agreement between Bennett Scott Smith and Shop At Home, Inc., dated November 22, 2001, filed as
                  Exhibit 10.70 to the Quarterly Report on Form 10-Q, filed February 14, 2002, and incorporated by this reference.

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

10.74 Loan and Security Agreement between the Registrant and The E.W. Scripps Company, dated October 31, 2002, filed as Exhibit 10.74 to the Quarterly Report on Form 10-Q, filed November 4, 2002, and incorporated by this reference.

10.75 Severance Agreement between the Registrant and Frank A. Woods, filed as Exhibit 10.75 to the Quarterly Report on Form 10-Q, filed November 4, 2002, and incorporated by this reference.

10.76 Severance Agreement between the Registrant and Arthur D. Tek, filed as Exhibit 10.76 to the Quarterly
                  Report on Form 10-Q, filed November 4, 2002, and incorporated by this reference.

10.77 Severance Agreement between the Registrant and Thomas Merrihew, filed as Exhibit 10.77 to the Quarterly
                  Report on Form 10-Q, filed November 4, 2002, and incorporated by this reference.

10.78 Severance Agreement between the Registrant and Bennett Smith, filed as Exhibit 10.78 to the Quarterly
                  Report on Form 10-Q, filed November 4, 2002, and incorporated by this reference.

10.79* Affiliation Agreement, dated October 31, 2002, between the Registrant and Shop At Home Network, LLC.

11 Schedule of Computation of Net Income Per Share (in Note 12 to Consolidated Financial Statements of the
                  Company for the period ended December 31, 2000, included herein).

21                Subsidiaries of the Company.

23.1*             Consent of Deloitte & Touche LLP.

23.2*             Consent of PricewaterhouseCoopers LLP.

99.1* Certificate of the Chief Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-0xley Act of 2002.

99.2*             Affiliation agreement

* Filed herewith

                                   SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT AMERICA TELEVISION, INC.


By:        /s/  George R. Ditomassi                  Date:    March 28, 2003
         -----------------------------------
         George R. Ditomassi
         Chief Executive Officer
         (in his capacities as Principal Executive Officer,
         Principal Financial Officer and
         Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities on the dates indicated.


By:        /s/  J.D. Clinton                          Date:    March 28, 2003
         -----------------------------------
         J.D. Clinton, Chairman of the Board

By:        /s/  Charles W. Bone                       Date:    March 28, 2003
         -----------------------------------
         Charles W. Bone, Director

By:        /s/  George R. Ditomassi                   Date:    March 28, 2003
         -----------------------------------
         George R. Ditomassi

By:        /s/  A.E. Jolley                           Date:    March 28, 2003
         -----------------------------------
         A.E. Jolley, Director

By:        /s/  Joseph I. Overholt                    Date:    March 28, 2003
         -----------------------------------
         Joseph I. Overholt, Director

By:        /s/  Don C. Stansberry, Jr.                Date:    March 28, 2003
         -----------------------------------
         Don C. Stansberry, Jr., Director

By:        /s/  Frank A. Woods                        Date:    March 28, 2003
         -----------------------------------
         Frank A. Woods, Director








                                  CERTIFICATION
I, George R. Ditomassi, certify that:

1. I have reviewed this transition report on Form 10-K of Summit America Television, Inc.;

2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

              c) presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003
      /s/George R. Ditomassi
George R. Ditomassi
Chief Executive Officer
         and Principal Financial Officer

                                                               Exhibit 23.1


                         Consent of Independent Auditors

We consent to the incorporation by reference in Registration Statement Nos. 333-15033, 333-34680 and 333-100227 of Summit America Television, Inc. (formerly Shop At Home, Inc.) on Form S-8 and Amendment No. 1 to Registration Statement No. 333-42258 of Summit America Television, Inc. on Form S-3 of our report dated March 28, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph referring to the Company changing its method of accounting for goodwill and other intangible assets), appearing in this Transition Report on Form 10-K of Summit America Television, Inc. for the six months ended December 31, 2002.


/s/  Deloitte & Touche LLP

Nashville, Tennessee
March 28, 2003

                                                      Exhibit 23.2

                         Consent of Independent Auditors

We hereby consent to the incorporation by reference in the Registration Statement on Forms S-3/A (No. 333-42258) and S-8 (No. 333-15033, 333-34680 and
333-100227) of Summit America Television, Inc. (formerly known as Shop At Home, Inc.) of our report dated September 12, 2001 relating to the financial statements and financial statement schedule, which appears in the Annual Report to Shareholders, which is incorporated in this Transition Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP

Knoxville, Tennessee
March 31, 2003

                                                               Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Transition Report of Summit America Television, Inc. (the "Company") on Form 10-K for the period beginning July 1, 2002, and ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Ditomassi, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


Date:  March 28, 2003

/s/ George R. Ditomassi
George R. Ditomassi
Chief Executive Officer and
         Principal Financial Officer





















                                                                  Exhibit 99.2

                            Shop At Home Network, LLC
                           5388 Hickory Hollow Parkway
                           Nashville, Tennessee 37013


October 31, 2002



Summit America Television, Inc.
5388 Hickory Hollow Parkway
Nashville, Tennessee  37013

Ladies and Gentlemen:

         The following shall comprise the agreement (the "Agreement") among Summit America Television, Inc. (formerly known as Shop at Home, Inc.) and its subsidiaries listed on Exhibit A, attached hereto and made part hereof (collectively, "SATH"), and Shop At Home Network, LLC (the "Company") for the affiliation of SATH's television broadcasting stations set forth on Exhibit A (each respective station and the holder of the FCC license therefor being referred to herein as a "Station" and collectively as, the "Stations"), with the Company's Shop at Home Network (the "Network") and shall supersede and replace all prior agreements between SATH and the Company or its predecessor with respect to the Network, which agreements are hereby terminated and of no further force or effect.

1. Term and Termination.

                  (a) This Agreement shall become effective at 12:01 a.m., central time on October 31, 2002 (the "Effective Date") and, unless sooner terminated as provided herein, shall remain in effect until 12:01 a.m., central time on November 1, 2005 (the "Term").

(b) This Agreement may be terminated by SATH with respect to any Station, provided that such termination shall not be effective (i) prior to the day following the last day of the fifteenth (15th) month following the Effective Date; (ii) unless SATH provides the Company written notice of such termination no later than six (6) months prior to the date of such termination; and (iii) so long as SATH does not enter into any other affiliation or limited marketing agreement with any television home shopping network.

(c) Provided SATH is not in breach of its obligations under this Agreement, SATH may terminate this Agreement with respect to any Station upon written notice to the Company if the Company breaches any of its obligations under this Agreement with respect to such Station and the Company fails within thirty (30) days after its receipt of notice of such breach from SATH to cure such breach.

(d) The Company may terminate this Agreement as to all Stations without liability upon six (6) months prior written notice if the Company shall by action of its members elect to cease the business of the Network.

2. Programming.

                  (a) The Company commits to supply to SATH network programming for free over-the-air television broadcasting by each Station twenty-four (24) hours a day, seven (7) days a week for the term of this Agreement (the "Programming Period"). SATH agrees that, subject only to Section 3 below, each Station shall clear and broadcast all programming supplied to Station hereunder for broadcast during the Programming Period.

                  (b) All programming furnished to SATH for the Stations pursuant to this Agreement shall be referred to herein as "Network Programming," and any one program of Network Programming shall be referred to as a "Network Program." The selection, scheduling, substitution and withdrawal of any Network Program or other portion of Network Programming shall at all times remain within the sole discretion and control of the Company.

                  (c) SATH shall be solely responsible for all costs and expenses incurred by SATH or any Station hereunder in connection with SATH's ownership, operation, maintenance and facility upgrades of each Station, including, without limitation, timely compliance with the FCC's requirements for transition to digital television broadcasting. Notwithstanding the foregoing, any costs and expenses incurred by SATH or any Station in connection with the expansion of any Station facilities beyond the FCC's requirements or any other non-essential capital improvement, in either case expressly requested by the Company, shall be paid by the Company.

                  (d) Notwithstanding anything to the contrary in this Agreement, the Company shall not have any obligation to supply Network Programming to any Station if the Company reasonably believes that such Station's airing of Network Programming could result in the violation by the Company or any parent, subsidiary or affiliated company of the Company of any policy, rule or regulation of the FCC, including but not limited to, Section 73.3555(b) of the FCC's rules (the local television multiple ownership rule).

3. FCC Mandated Programming Requirements.

                  (a) SATH shall be responsible for all material broadcast over its facilities and reserves the right to substitute programming other than Network Programming as necessary in its good faith discretion to comply with its licensee obligations under the FCC's rules and policies. During the past year, Stations each have devoted less than 3.5 hours per week (the "Programming Allowance") to programming other than Network Programming. SATH does not presently foresee that any Station's licensee obligations will require that it present a greater amount of programming other than Network Programming during the Programming Period or significantly alter the time periods during which such programming other than Network Programming is presented.

                  (b) SATH shall immediately notify the Company in the event that any Station broadcasts more than 3.5 hours of programming other than Network Programming in any calendar week and shall provide the Company with a complete schedule of that week's programming other than Network Programming within one week. SATH agrees that the next Network Payment for a month that includes the last day of a calendar week in which any Station aired more than
3.5 hours of programming other than Network Programming shall be reduced by an amount equal to $.0001461 for every hour of programming other than Network Programming broadcast in excess of the Programming Allowance multiplied by the number of Network Households reached by the Station. Further, should any Station broadcast more than 3.5 hours per calendar week of programming other than Network Programming during any four calendar weeks per calendar year, the Company, in addition to any other remedies it may have under this Agreement or otherwise, may immediately terminate the Agreement with respect to that Station. The remedies set forth in this Section 3 shall not apply if (i) SATH's failure to broadcast Network Programming on any Station is a direct result of an event of force majeure as provided in Section 6 of this Agreement; or (ii) SATH reasonably believes that such Network Programming is unsatisfactory, unsuitable, or contrary to the public interest as described below.

                  (c) While a Station may decline to air Network Programming that it reasonably deems to be unsatisfactory, unsuitable, or contrary to the public interest, SATH shall not fail to broadcast any Network Programming as a result of commercial motivation; that is, programming shall not be deemed to be unsatisfactory, unsuitable or contrary to the public interest based on performance, ratings, or the availability of alternative programming which SATH believes to be more profitable or more attractive.

4. Payments. In consideration of SATH entering into this Agreement and the Stations' performance of their obligations hereunder, the Company shall pay SATH an amount calculated by dividing the product of $1.25 and the average number of Network Households (as hereinafter defined) by twelve (the "Network Payment"). For purposes of this Section 4, "Network Households" shall mean the number of cable households reached by the Network calculated by averaging the total number of cable households reached by the Network on the first and last day of each month during the Term. The Network Payment shall be due and payable to SATH in arrears on a monthly basis on the fifteenth (15th) day of each month during the Term. If any Network Payment is not made within ten (10) days after the due date thereof, then such Network Payment will bear a penalty equal to 1% of the amount of such Network Payment per month. The number of Network Households shall be computed by SATH according to its normal historical practices based on available information which it believes to be reliable and according to the agreed upon procedures set forth on Exhibit B. Each Network Payment shall be accompanied by a certification of SATH's Chief Executive Officer, Chief Operating Officer or Chief Financial Officer that such amount has been determined in compliance with this Section 4. The Company shall have the right, exercisable no more often than once per year, to conduct an audit of SATH's calculations of the number of Network Households. If, as a result of the audit, the Company concludes that SATH's calculations are overstated by a factor of more than 5% for any Station, the resulting overpayments made during the period of the audit shall be immediately paid to the Company by SATH. Notwithstanding this payment obligation, SATH may object to the audit determination made by the Company, and in that event the parties will mutually agree upon an independent third party to conduct an audit of such calculations, and the results of such audit shall be binding for the period covered by the audit. If, as a result of the audit by the third party, it is determined that SATH overstated the number of Network Households during the audit period by more than 5% for any Station, the cost of the audit shall be paid by SATH. Otherwise, the cost of the audit shall be paid by the Company.

5. Conditions of Station's Broadcast. As a condition to SATH's broadcast of Network Programming on any Station, SATH shall not make any deletions from, or additions or modifications to, any Network Program or any commercial, Network identification, program promotional or production credit announcements or other interstitial material contained therein, nor broadcast any commercial or other announcements (except emergency bulletins) during any such program, without the Company's prior written authorization. SATH shall broadcast each Network Program on the Stations from the commencement of network origination until the commencement of the next program.

6. Force Majeure. Neither SATH nor the Company shall incur any liability to the other party hereunder because of the Company's failure to deliver, or the failure of a Station to broadcast, any or all Network Programs due to failure of facilities, labor disputes, government regulations, including, but not limited to, applicable FCC regulations, or causes beyond the reasonable control of the party so failing to deliver or to broadcast. Without limiting the generality of the foregoing, the Company's failure to deliver a program due to cancellation of that program for any reason shall be deemed to be for causes beyond the Company's reasonable control.

7. Indemnification.

(a) The Company shall indemnify, defend and hold each Station (individually, an "Indemnified Station"), its parent, subsidiary and affiliated companies, and their respective directors, officers and employees, harmless from and against all claims, damages, liabilities, costs and expenses (including reasonable attorneys' fees) arising out of the use by the Indemnified Station, in accordance with this Agreement, of any Network Program or other material as furnished by the Company hereunder, provided that the Indemnified Station promptly notifies the Company of any claim or litigation to which this indemnity shall apply, and that the Indemnified Station cooperates fully with the Company in the defense or settlement of such claim or litigation.

(b) SATH shall indemnify, defend and hold the Company, its parent, subsidiary and affiliated companies, and their respective directors, officers and employees, harmless with respect to (i) material added to or deleted from any program by any Station; and (ii) any programming or other material broadcast by any Station and not provided by the Company hereunder, provided that the Company promptly notifies SATH of any claim or litigation to which this indemnity shall apply, and that the Company cooperates fully with SATH in the defense or settlement of such claim or litigation.

                  (c) These indemnities shall not apply to litigation expenses, including attorneys' fees, which the indemnified party elects to incur on its own behalf, provided that the indemnifying party has assumed responsibility for the defense or settlement of the claim.

8. Change in Operations. SATH represents and warrants that it holds a valid license granted by the FCC to operate each Station as a television broadcast station. Such representation and warranty shall constitute a continuing representation and warranty by SATH. In the event that at any time a Station's transmitter location, power, frequency or operations and such change results in a loss of 10% or more of the cable TV households which receive the Station, then the Company may terminate this Agreement with respect to such Station or Stations upon thirty (30) days' prior written notice to SATH.

9. Unauthorized Copying and Transmission; Retransmission Consent.

(a) SATH shall not authorize, cause, or permit, without the Company's consent, any Network Program or other material furnished to SATH hereunder to be recorded, duplicated, rebroadcast or otherwise transmitted or used for any purpose other than broadcasting by SATH on each Station as provided herein. Notwithstanding the foregoing, SATH shall not be restricted in the exercise of its signal carriage rights pursuant to any applicable rule or regulation of the FCC with respect to retransmission of its broadcast signal by any cable system or multichannel video program distributor ("MVPD"), as defined in Section 76.64(d) of the FCC's rules, which (i) is located within the DMA in which each Station is located; or (ii) was actually carrying Station's signal as of April 1, 1993; or (iii) with respect to cable systems, serving an area in which Station is "significantly viewed" (as determined by the FCC) as of April 1, 1993; provided, however, that any such exercise pursuant to the FCC's rules with respect to Network Programs shall not be deemed to constitute a license by the Company.

(b) SATH shall not consent to the retransmission of its broadcast signal by any cable television system, or, except as provided in Section (c) below, to any other MVPD whose carriage of broadcast signals requires retransmission consent, if such cable system or MVPD is located outside the DMA to which any Station is assigned, unless such Station's signal was actually carried by such cable system or MVPD as of April 1, 1993, or, with respect to such cable system, is "significantly viewed" (as determined by the FCC) as of April 1, 1993.

(c) SATH shall not consent to the retransmission of its broadcast signal by any MVPD that provides such signal to any home satellite dish user, unless such user is located within any Station's own DMA.

(d) If SATH violates any of the provisions set forth in this Section 9, the Company may, in addition to any other of its rights or remedies at law or in equity under this Agreement or any amendment thereto, terminate this Agreement with respect to the violating Station by written notice to SATH given at least ninety (90) days prior to the effective date of such termination.

10. DTV Conversion. SATH acknowledges that, upon commencement of operation of each Station's digital television signal ("DTV channel"), SATH will cause each Station, to the same extent as this Agreement provides for carriage of Network Programming on its analog channel, carry on such DTV channel the digital feed, when available, of such Network Programming as and in the technical format provided by the Company consistent with the ATSC standards and all program related material.

11. Assignment.

                  (a) This Agreement may not be assigned or transferred (including pursuant to any change in the control of SATH or any Station), except a "short form" assignment or transfer of control made pursuant to Section 73.3540(f) of the FCC's rules, directly or indirectly, whether by operation of law or otherwise, without the prior written consent of the Company, which consent shall not be unreasonably withheld, and, except as permitted by Section 11(b), no permitted assignment or transfer shall relieve SATH of its obligations hereunder. Any purported assignment or transfer by SATH or any Station without the Company's consent as required hereby shall be null and void and not enforceable against the Company.

                  (b) In the event of a transfer of control or assignment of any Station's license, except a "short form" assignment or transfer of control made pursuant to Section 73.3540(f) of the FCC's rules (each, a "Change in Control Transaction"), SATH shall cause the license assignee or transferee (a "Station Transferee") to assume SATH's obligations hereunder with respect to such Station, provided that such Station Transferee may terminate this Agreement with respect to such Station but such termination shall not be effective (i) prior to the day following the last day of the fifteenth (15th) month following the Effective Date; and (ii) unless such Station Transferee provides the Company written notice of such termination no later than six (6) months prior to the date of such termination.

12. Notices. Notices hereunder shall be in writing and shall be given by personal delivery or overnight courier service: (a) to SATH at the address set forth on the first page of this Agreement; and (b) to the Company at the address set forth on the first page of this Agreement, or at such address or addresses as may be specified in writing by the party to whom the notice is given. Notices shall be deemed given when personally delivered and on the next business day following dispatch by overnight courier service.

13. Availability of Equitable Remedies. In the event of a material breach of this Agreement, the party not at fault, if any, shall retain and have the right to pursue all rights and remedies available at law or in equity against the defaulting party. Since a breach of the provisions of this Agreement could not adequately be compensated by money damages, any party shall be entitled, in addition to any other right or remedy available to it, to an injunction restraining such breach or threatened breach and to specific performance of any such provision of this Agreement. No bond or other security shall be required in connection with any such action, and the parties consent to the issuance of such an injunction and to the ordering of specific performance.

14. Entire Agreement/Amendments. The foregoing constitutes the entire Agreement among the parties with respect to the affiliation of the Stations with the Network. This Agreement may not be changed, amended, modified, renewed, extended or discharged, except as specifically provided herein or by an agreement in writing signed by the parties hereto.

15. Confidentiality. The parties agree to use their best efforts to preserve the confidentiality of this Agreement and the terms and conditions set forth herein, and the exhibits annexed hereto, to the fullest extent permissible by law.

16. Applicable Law. The obligations of SATH and the Company under this Agreement are subject to all applicable federal, state, and local laws, rules and regulations, including, but not limited to, the Communications Act of 1934, as amended, and the rules and regulations of the FCC, and this Agreement and all matters or issues collateral thereto shall be governed by the law of the State of Ohio, without regard to applicable conflict of laws provisions.

17. Severability. If any provision of this Agreement or the application of such provision to any circumstance is held invalid, the remainder of this Agreement, or the application of such provision to circumstances other than those as to which it is held invalid, will not be affected thereby.

18. Waiver. A waiver by SATH or the Company of a breach of any provision of this Agreement shall not be deemed to constitute a waiver of any preceding or subsequent breach of the same provision or any other provision hereof.

19. Counterparts. This Agreement may be signed in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

20. Headings. The headings contained in this Agreement are for convenience of reference only and shall not be considered a part of, or affect the construction or interpretation of any provision of, this Agreement.

21. Liability of SATH and Stations. Notwithstanding any provision herein, SATH and each of its subsidiaries shall be jointly and severally liable for all agreements, covenants, representations, warranties and indemnities of SATH hereunder.

         If the foregoing is in accordance with your understanding, please indicate your acceptance on the copy of this Agreement enclosed for that purpose and return that copy to us.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
                                Very truly yours,

                                SHOP AT HOME NETWORK, LLC


                                By: /s/ Richard A. Boehne
                                Name: Richard A. Boehne
                                Title: Chief Manager and Chief Executive Officer

AGREED:

SHOP AT HOME, INC.

By: /s/ George R. Ditomassi
Name: George R. Ditomassi
Title: President

SAH LICENSE, INC.

By: /s/ George R. Ditomassi
Name: George R. Ditomassi
Title: President

SAH ACQUISITION CORPORATION II

By: /s/ George R. Ditomassi
Name: George R. Ditomassi
Title: President

                                    EXHIBIT A

1.       SAH License, Inc. 3993 Howard Hughes Parkway, Suite 100
         Las Vegas, NV 89109

         Licensee of Television Stations:  WSAH, Bridgeport, CT; WMFP,
         Lawrence, MA

2.       SAH Acquisition Corporation II P.O. Box 305249 Nashville, TN 37230

         Licensee of Television Stations: KCNS, San Francisco, CA; WRAY-TV, Wilson, NC; WOAC, Canton, OH