Form 10-Q
period 2003-03-31
SUMMIT AMERICA TELEVISION INC /TN/
filed 2003-05-20
CIK 810029

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                  Yes X No ____

Number of shares of Common Stock outstanding as of March 31, 2003 was
42,394,097.
--------------------------------------------------------------------------------

                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                               Index to Form 10-Q
                   Three Months Ended March 31, 2003 and 2002
   --------------------------------------------------------------------------





Part     I        FINANCIAL INFORMATION


         Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets                            3

         Condensed Consolidated Statements of Operations                  4

         Condensed Consolidated Statements of  Cash Flows                 5-6

         Notes to Condensed Consolidated Financial Statements             7-11

         Item 2 -  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       12-16

         Item 3 -  Quantitative  and  Qualitative  Disclosure
                      About  Market Risk                                  16

         Item 4 - Controls and Procedures                                 16

Part     II       OTHER INFORMATION

         Item 1 - Legal Proceedings                                       17

         Item 4 - Submission Of Matters To A Vote Of Security Holders     17

         Item 6 - Exhibits and Reports on Form 8-K                        17-18

                        Exhibit 99.1




                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)
--------------------------------------------------------------------------------

                                                                                March 31,                     December 31,
                                                                                   2003                           2002
                                                                           ---------------------           -------------------
                                                                               (Unaudited)

ASSETS

Cash and cash equivalents                                                                   885                         1,634
Accounts receivable - net                                                                   123                           125
Prepaid expenses                                                                            558                           502
Deferred tax assets                                                                         330                           418
                                                                           ---------------------           -------------------
     Total current assets                                                                 1,896                         2,679

Property and equipment, net                                                               6,156                         6,254
Deferred tax asset                                                                       17,726                        16,947
Television station licenses                                                              89,251                        89,251
Goodwill                                                                                    528                           528
Other assets                                                                                164                         1,470
                                                                           ---------------------           -------------------
     Total assets                                                                       115,721                       117,129
                                                                           =====================           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                     2,044                         2,435
                                                                           ---------------------           -------------------
     Total current liabilities                                                            2,044                         2,435

Long-term debt                                                                           47,500                        47,500
Redeemable preferred stock:
   Series A - Redeemable at $10 per share, $10 par value, 1,000,000 shares authorized; 3,718 shares issued and outstanding at March 31, 2003 and
   December 31, 2002, respectively                                                           37                           37
   Series B - $10 par value, 2,000 shares
   authorized, 0 issued and outstanding                                                       -                            -
   Series C - $10 par value, 10,000 shares
   authorized, 0 issued and outstanding                                                       -                            -
   Series D - $10 par value, 10,000 shares
   authorized, 3,000 issued and outstanding                                               3,000                         3,000

Stockholders' equity:
   Common stock - $.0025 par value, 100,000,000 shares authorized; 42,394,097 and 42,258,097 shares issued and outstanding at March 31, 2003
   and December 31, 2002, respectively                                                      106                           106
   Non-voting common stock - $.0025 par value,
   30,000,000 shares authorized, 0 issued and outstanding                                     -                             -
   Additional paid in capital                                                           111,928                       111,707
   Accumulated deficit                                                                 (45,128)                      (43,926)
   Note receivable from related party                                                   (3,766)                       (3,730)
                                                                           ---------------------           -------------------
     Total liabilities and stockholders' equity                                    $    115,721                   $   117,129
                                                                           =====================           ===================


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2003 and 2002
                             (Thousands of Dollars)

                                                                         2003                                   2002
                                                                  -------------------                     ------------------
                                                                      (Unaudited)                            (Unaudited)

Net revenues                                                             $     1,673                             $   49,745
Operating expenses:
     Cost of goods sold                                                            -                                 32,145
     Salaries and wages                                                          236                                  4,532
     Transponder and affiliate charges                                             -                                 10,944
     General and administrative                                                1,164                                  5,067
     Depreciation and amortization                                               166                                  2,915
     Offering costs                                                                -                                    837
                                                                  -------------------                     ------------------
          Total operating expenses                                             1,566                                 56,440
                                                                  -------------------                     ------------------

Income (loss) from operations                                                    107                                (6,695)

Interest income                                                                   38                                     58
Interest expense                                                               (732)                                (2,731)
Loss on unconsolidated subsidiary                                            (1,306)                                      -
                                                                  -------------------                     ------------------
Net loss before taxes                                                        (1,893)                                (9,368)

Income tax benefit                                                               691                                  3,185

                                                                  -------------------                     ------------------
Net loss                                                                     (1,202)
                                                                                                                    (6,183)
                                                                  -------------------                     ------------------

Preferred stock accretion and dividends                                         (44)                                      -

Net loss available for common shareholders                              $    (1,246)                            $   (6,183)
                                                                  ===================                     ==================

Basic and diluted loss per common share:                                $     (0.03)                            $    (0.15)
                                                                  ===================                     ==================

Weighted average number of shares and share equivalent outstanding:

Basic and diluted                                                             42,361                                 41,861
                                                                  ===================                     ==================













     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2003 and 2002
                             (Thousands of Dollars)
                                                                                      2003                        2002
                                                                              -------------------         -------------------
                                                                                  (Unaudited)                  (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:

   Net loss                                                                              $(1,202)                    $(6,183)
   Non-cash expenses/(income) included in net loss:
     Depreciation and amortization                                                            166                       2,915
     Deferred tax benefit                                                                   (691)                     (3,185)
     Deferred interest                                                                          -                         295
     Interest accrued on shareholder note                                                    (36)                           -
     Provision for bad debt                                                                     -                         260
     Loss on unconsolidated subsidiary                                                      1,306                           -
   Changes in current and non-current items:
     Accounts receivable                                                                        2                         307
     Inventories                                                                                -                         808
     Prepaid expenses and other assets                                                       (56)                           -
     Accounts payable and accrued expenses                                                  (435)                       1,952
     Deferred revenue                                                                           -                       (328)
                                                                               -------------------         -------------------
       Net cash used by operations                                                          (946)                     (3,159)
                                                                               ===================         ===================

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of equipment                                                                   (68)                       (749)
     Net change in restricted cash                                                              -                       (343)
     Other assets                                                                               -                           8
                                                                               -------------------         -------------------
       Net cash used in investing activities                                                 (68)                     (1,084)
                                                                               ===================         ===================

CASH FLOWS FROM FINANCING ACTIVITIES:

     Deferred finance charges                                                                   -                       (125)
     Repayments of capitalized leases                                                           -                       (234)
     Exercise of stock options and warrants                                                   265                           5
                                                                               -------------------         -------------------
        Net cash provided (used) by financing activities                                      265                       (354)
                                                                               ===================         ===================

NET INCREASE/(DECREASE) IN CASH                                                             (749)                     (4,597)

     Cash beginning of period                                                               1,634                      19,924
                                                                               -------------------         -------------------
     Cash end of period                                                                      $885                     $15,327
                                                                               ===================         ===================







     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                   Three Months Ended March 31, 2003 and 2002
                             (Thousands of Dollars)

--------------------------------------------------------------------------------

                                                                            2003                                2002
                                                                  --------------------------          --------------------------
                                                                         (Unaudited)                         (Unaudited)


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                                        $         739                       $         159
                                                                  ==========================          ==========================


SCHEDULE OF NONCASH FINANCING ACTIVITIES

Accrued Series D preferred stock dividends                                    $          44                       $           -
                                                                  ==========================          ==========================




































     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2003 AND 2002 AND DECEMBER 31, 2002

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

             The accounting policies followed by the Company are set forth in the Company's financial statements on its Transition Report on Form 10-K for the fiscal year ended December 31, 2002.

             The condensed consolidated balance sheet data for the year ended December 31, 2002 were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles.

             Sale of Assets. On October 31, 2002, Summit America Television Inc. ("the Company") (formerly Shop At Home, Inc.) closed the sale of a 70% interest in its television and internet home shopping network, Shop At Home Network, LLC (the "Network"), to a subsidiary of The E.W. Scripps Company ("Scripps"). The Company retains a 30% interest in the Network and also retains ownership of its five full-power television stations, certain wireless spectrum assets and tax-loss carry-forward benefits. In connection with the sale, the Company formally changed its legal name from Shop At Home, Inc. to Summit America Television, Inc.

NOTE 2 - STOCK-BASED COMPENSATION

        The Company follows the provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Had compensation expense for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the methods in SFAS No. 123, the Company's net loss per share would have been adjusted to the pro forma amounts indicated in the following table.



                                                                                  March 31,         March 31,
                                                                                    2003              2002
                                                                                --------------    --------------

                   Net earnings available to common shareholders:
                        As reported                                                  ($1,246)          ($6,183)
                        Deduct:  Total stock-based employee
                          compensation expense determined under fair
                          value based method for all awards, net of related
                          tax effects                                                     73               108
                                                                                --------------    --------------

                        Pro forma                                                    ($1,319)          ($6,291)
                                                                                ==============    ==============

                   Basic earnings per share available to common shareholders
                        As reported                                                   ($0.03)           ($0.15)
                        Pro Forma                                                     ($0.03)           ($0.15)
                   Diluted earnings per share available to common
                   shareholders:                                                      ($0.03)           ($0.15)
                        As reported                                                   ($0.03)           ($0.15)
                        Pro forma

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants in the three months ended March 31, 2003 and 2002 and dividend yield of 0%; expected life of 7.5 years; expected volatility of 46% and 61% for the three months ended March 31, 2003 and March 31, 2002, respectively; risk-free interest rate of 3.75% and 4.76% for the three months ended March 31, 2003 and March 31, 2002, respectively.

NOTE 3 - ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between this Statement and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for all exit or disposal activities after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated balance sheet or consolidated statements of operation.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provision of FIN 45 are applicable to the guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated balance sheet or consolidated statements of operation.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company did not create or obtain any variable interest entities that contain the characteristics addressed in FIN 46 during the three months ended March 31, 2003. For variable rate entities in which an interest was held prior to February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The Company does not expect that the adoption of FIN 46 as it relates to variable interest rate entities held prior to February 1, 2003 will have a material effect on the Company's consolidated balance sheet or consolidated statement of operations.

NOTE 4 - INDEBTEDNESS

$47,500, 6% Secured Note

        Concurrent with its purchase of the Network assets discussed in Note 1, Scripps loaned $47,500 to the Company payable in full on or before October 31, 2005. Interest accrues on the loan at the rate of 6% and is payable quarterly. Payment and performance of the loan obligation are secured by assignment of the Company's 30% interest in the Network, a security interest in the Company's television stations located in the Boston, San Francisco and Cleveland markets, and a security interest in the stock of the Company's subsidiaries that own the assets. The Company's carrying value of the television station licenses used to secure the loan is $61,563 at March 31, 2003. As required by the loan agreement, the Company must adhere to various non-financial covenants and is prohibited from encumbering further any secured assets, redeeming or issuing outstanding stock or issuing additional shares of common or preferred stock.

NOTE 5 - LOSS PER SHARE

        The following table sets forth for the periods indicated the calculation of net loss per share included in the Company's Consolidated Statements of
Operations:


                                                                                        March 31,
                                                                                 (shares in thousands)
                                                                                  2003              2002
                                                                                  ----              ----

Numerator:
     Loss from continuing operations                                               $ (1,202)          $(6,183)
     Preferred stock accretion and dividends                                            (44)                 -
                                                                            -----------------  ----------------
     Numerator for basic earnings per
          share loss available to
          common stockholders                                                      $ (1,246)          $(6,183)
                                                                            =================  ================

     Denominator for basic earnings per
          share-weighted-average shares                                               42,361            41,861
     Effect of dilutive securities                                                         -                 -
                                                                            -----------------  ----------------
Denominator for diluted earnings per
     share-adjusted weighted-average
     shares and assumed conversions                                                   42,361            41,861
                                                                            =================  ================
Basic loss from continuing operations per share                                    $  (0.03)         $  (0.15)
                                                                            =================  ================
Diluted loss from continuing operations per share                                  $  (0.03)         $  (0.15)
                                                                            =================  ================

Although the following amounts are excluded from the computations in loss years because their inclusion would be anti-dilutive, they are shown here for informational and comparative purposes only (in thousands):

     Employee stock options                                                             3,166             5,256
     Warrants                                                                           2,000             2,000
     Convertible preferred stock                                                            4                16

NOTE 6 - REVENUE FROM AFFILIATE FEES

         For periods subsequent to the sale of 70% of the Company's interest in the Network, substantially all of the Company's revenues will be derived from the affiliate fees charged to the Network.

NOTE 7 -- OPERATING SEGMENTS

         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires reporting segment information that is consistent with the way in which management operates the Company. Until October 31, 2002, the Company operated principally in two segments: Shop At Home Network and shopathometv.com. The Company operated almost exclusively in the United States.

         After October 31, 2002, the Company operates in one segment: television broadcast stations. No comparison of segment information for the quarter ended March 31, 2003 to the quarter ended March 31, 2002 is deemed relevant.

NOTE 8 -- INVESTMENTS

        As a result of the sale of the Network, the Company has retained an equity method investment in 30% of the Network operations. The carrying value of this equity method investment is included in other assets in the accompanying consolidated balance sheets.

        Summarized balance sheet information of the Company's equity-method investee is as follows:

                                                            March 31, 2003
                                                            --------------

             Current Assets                                    $ 29,251

             Noncurrent Assets                                 $ 20,235

             Current Liabilities                               $ 30,872

             Noncurrent liabilities                            $      -

Summarized statement of operations information of the Company's equity-method investee, calculated for the period during which the Company had the equity method investment, is as follows:


                                                      For the Three Months Ended
                                                             March 31, 2003

             Net sales                                         $58,316

             Gross profit                                      $19,461

             Net loss                                          $(7,430)

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

         The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for its valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in an amount in excess of the net recorded amount, an adjustment to the valuation allowance would decrease income tax expense in the period such determination was made. During the second quarter of the calendar year, the Company rescinded certain transactions that it had previously authorized. The Company believes that no tax liability arose out of the rescission of such transactions. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future or should such rescission be found to be ineffective for tax purposes, in whole or in part, there would be an increase in income tax expense, which increase could be material.

                                    OVERVIEW

         Seeking to reduce operating losses and to improve shareholder value, the Company's management completed the sale of 70% of the Company's interest in the Network to Scripps on October 31, 2002. The sale substantially reduced the size of the Company's operations. Results after October 31, 2002 are therefore not easily comparable with those previously reported.

         The following table sets forth for the periods indicated the percentage relationship to net revenues of certain items included in the Company's Statements of Operations:
                                                    Three Months Ended March 31,
                                                         2003           2002
Net revenues                                             100.0 %        100.0 %

Cost of goods sold                                           -           64.6
Salaries and wages                                        14.1            9.1
Transponder and affiliate charges                            -           22.0
General and administrative expenses                       69.6           10.1
Depreciation and amortization                              9.9            5.9
Offering expenses                                                         1.7
                                                   ------------    -----------
     Total operating expenses                             93.6          113.4

Interest income                                            2.2            0.1
Interest expense                                        (43.7)          (5.5)
Loss on unconsolidated subsidiary                       (78.0)              -
                                                   ------------    -----------

Loss from continuing operations
     before income taxes                               (113.1)         (18.8)
Income tax benefit                                      (41.3)          (6.4)
                                                   ------------    -----------

Net loss                                                (71.8)         (12.4)


                             RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 compared with Three Months Ended
March 31, 2002

         Because the Company sold a 70% interest in the Network on October 31, 2003, but retained ownership of its five television stations, its operations were fundamentally different during the quarter ended March 31, 2002, compared to the same quarter in 2002. These differences resulted from the change in operation of the Company from a retail seller of merchandise to a television station operator which receives substantially all its revenues from the affiliate fees charged to the Network. The following paragraphs, which describe material changes in certain significant line items of its financial statements, illustrate this conclusion:

         Net Revenues. The Company's net revenues for the quarter ended March 31, 2003, were $1.7 million, a decrease of 96.6% from $49.7 million in the prior year.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and related shipping charges. For the quarter ended March 31, 2003, the cost of goods sold was 64.6% of revenues. The cost of goods sold was $32.1 million for the quarter ended March 31, 2002, and there were no cost of goods sold in the quarter ended March 31, 2003.

         Salaries and Wages. Salaries and wages for the quarter ended March 31, 2003 were $0.2 million, compared to $4.5 million in the prior year. Salaries and wages, as a percent of revenues, increased to 14.1% in the March 31, 2003 period compared to 9.1% in the prior year.

         Transponder and Affiliate Charges. Transponder and affiliate charges for the quarter ended March 31, 2003 were $0 million compared to $10.9 million in the quarter ended March 31, 2002. The decrease is due to the sale of Network assets.

         General and Administrative. General and administrative expenses for the quarter ended March 31, 2003 were $1.2 million, a decrease of $3.9 million or 77.0% from the prior year.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 2003 was $0.2 million, compared to $2.9 million in the prior year.

         Offering Costs. The Company incurred $0.8 million in non-recurring offering costs during the quarter ended March 31, 2003. The costs related to the Company's uncompleted refinancing of its long-term debt.

         Interest. Interest expense of $0.7 million decreased by $2.0 million or 73.1% from the prior year. The decrease is primarily due to interest associated with the Company's prior debt being repaid as a result of the sale of Network assets.

         Income Tax Benefit. Income tax benefit from continuing operations was $0.7 million for the quarter ended March 31, 2003 versus $3.2 million expense for the quarter ended March 31, 2002.

                        LIQUIDITY AND CAPITAL RESOURCES

         The Company had $0.9 million of cash on hand at March 31, 2003. Management believes that the affiliate fee income from its owned stations will be sufficient to fund operating expenses and interest payments. The Company may be required to borrow, however, up to $5 million for general corporate purposes and to fund the construction of new digital transmission facilities for three of its stations. Management believes that such funding will be reasonably obtainable.

         The Company's future contractual obligations and commitments at March 31, 2003 consist of the following:

                                                               PAYMENTS DUE BY PERIOD
                                                     LESS THAN                                            OVER
                                      TOTAL            1 YEAR        1 - 2 YEARS      3 - 4 YEARS        4 YEARS
     (In thousands)

     Long-term debt                     $  47,500         $     -          $     -        $  47,500          $     -
     Redeemable
         preferred stock                    3,000               -                -            3,000                -
     Operating lease
        obligations                         3,256             755              770              749              982
                                 ----------------- --------------- ---------------- ---------------- ----------------
                                        $  53,756         $   755          $   770        $  51,249          $   982
                                 ================= =============== ================ ================ ================

         In addition to the above commitments, the Company has 3,718 shares of redeemable preferred stock outstanding at March 31, 2003. Any holder of any shares of Series A Preferred Stock may require the Company to redeem all or any portion of the Series A Preferred Stock for a redemption price per share of $10.00 plus accrued and unpaid dividends. The Series A Preferred Stock is convertible at any time into shares of the Company's common stock at a ratio of one share of common stock for one share of Series A Preferred Stock. Holders of the Series A Preferred Stock are entitled to receive, but only when declared by the Board of Directors, cash dividends at the rate of $0.10 per share per annum.

                              CAPITAL EXPENDITURES

         The Company projects capital expenditures during 2003 of approximately $0.4 million, primarily for digital transmission facilities.

                         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between this Statement and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for all exit or disposal activities after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated balance sheet or consolidated statements of operation.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provision of FIN 45 are applicable to the guarantees issued or modified after December 31, 2002. Effective December 31, 2002, the Company has adopted FIN 45. The adoption of FIN 45 did not have a material effect on the Company's consolidated balance sheet or consolidated statements of operation.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company did not create or obtain any variable interest entities that contain the characteristics addressed in FIN 46 during the three months ended March 31, 2003. For variable rate entities in which an interest was held prior to February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The Company does not expect that the adoption of FIN 46 as it relates to variable interest rate entities held prior to February 1, 2003 will have a material effect on the Company's consolidated balance sheet or consolidated statement of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may affect the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates related to its investment of its current cash and cash equivalents of approximately $0.9 million as of March 31, 2003. This risk is not considered material, and the Company manages such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

         The Company is not exposed to market risk through potential interest rate fluctuation on its $47.5 million of long-term debt, because interest accrues on this debt at the fixed rate of 6%.

         The Company has no activities related to derivative financial instruments or derivative commodity instruments.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's management, including George R. Ditomassi, who is the chief executive officer and the principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this Quarterly Report on Form 10-Q. Based upon management's evaluation, the chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date on which the controls were evaluated.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None.

ITEM 6.          REPORTS ON FORM 8-K.

         The Company filed one report on Form 8-K during the quarter ending March 31, 2003, reporting the following:

         On Form 8-K filed February 14, 2003, reporting that on February 13, 2003, the Board of Directors of the Registrant approved a change of its fiscal year from June 30 to December 31, and that the Registrant would file a transition report on Form 10-K for the six months ended December 31, 2002 (in lieu of filing a quarterly report on Form 10-Q for the three months ended December 31, 2002). A press release describing the Board's action was attached to the Form 8-K as Exhibit 99.1.

         Exhibits

         Exhibit Number                 Description

         99.1                           Certificate of the Chief Executive
                                        Officer and Principal Financial
                                        Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-0xley Act of 2002.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT AMERICA TELEVISION, INC.


By:        /s/  George R. Ditomassi                  Date:    May 20, 2003
         -----------------------------------
         George R. Ditomassi
         Chief Executive Officer
         (in his capacities as Principal Executive Officer,
         Principal Financial Officer and
         Principal Accounting Officer)

                                  CERTIFICATION

I, George R. Ditomassi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Summit America Television, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 20, 2003

      /s/George R. Ditomassi
George R. Ditomassi
Chief Executive Officer
  and Principal Financial Officer

                                                                 Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Summit America Television, Inc. (the "Company") on Form 10-Q for the period beginning January 1, 2003, and ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Ditomassi, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:  May 20, 2003

/s/ George R. Ditomassi
George R. Ditomassi
Chief Executive Officer and
    Principal Financial Officer



A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.