Form 10-Q
period 2003-06-30
SUMMIT AMERICA TELEVISION INC /TN/
filed 2003-08-14
CIK 810029

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2003

                         Commission file number 0-25596

                         SUMMIT AMERICA TELEVISION, INC.
             (Exact name of registrant as specified in its charter)

           Tennessee                                    62-1282758
   (State of incorporation)                              (IRS EIN)

                        400 Fifth Avenue South, Suite 205
                              Naples, Florida 34102
                    (Address of principal executive offices)

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

               Number of shares of Common Stock outstanding as of
                        August 12, 2003 was 44,103,385.
--------------------------------------------------------------------------------

                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                               Index to Form 10-Q
                Three and Six Months Ended June 30, 2003 and 2002
   --------------------------------------------------------------------------





Part     I        FINANCIAL INFORMATION


         Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets                             3

         Condensed Consolidated Statements of Operations                   4

         Condensed Consolidated Statements of  Cash Flows                  5-6

         Notes to Condensed Consolidated Financial Statements              7-11

         Item 2 -  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        12-16

         Item 3 - Quantitative and Qualitative Disclosure About
                      Market Risk                                          16

         Item 4 - Controls and Procedures                                  17

Part     II       OTHER INFORMATION

         Item 1 - Legal Proceedings                                        17-18

         Item 4 - Submission Of Matters To A Vote Of Security Holders      18

         Item 6 - Exhibits and Reports on Form 8-K                         18-19



                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)
--------------------------------------------------------------------------------
                                                                                 June 30,                     December 31,
                                                                                   2003                           2002
                                                                           ---------------------           -------------------
                                                                               (Unaudited)

ASSETS

Cash and cash equivalents                                                          $      5,438                   $     1,634
Accounts receivable - net                                                                   113                           125
Prepaid expenses                                                                            284                           502
Deferred tax assets                                                                         276                           418
                                                                           ---------------------           -------------------
     Total current assets                                                                 6,111                         2,679

Property and equipment, net                                                               5,999                         6,254
Deferred tax asset                                                                       18,335                        16,947
Television station licenses                                                              89,779                        89,779
Other assets                                                                                164                         1,470
                                                                           ---------------------           -------------------
     Total assets                                                                       120,388                       117,129
                                                                           =====================           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                     1,890                         2,435
Income tax payable                                                                          425
                                                                           ---------------------           -------------------
     Total current liabilities                                                            2,315                         2,435

Long-term debt                                                                           47,500                        47,500
Redeemable preferred stock:
   Series A - Redeemable at $10 per share, $10 par value, 140,000 shares
        authorized; 3,718 shares issued and outstanding                                      37                            37
   Series B - $10 par value, 2,000 shares authorized, 0 issued and outstanding                -                             -
   Series C - $10 par value, 10,000 shares authorized, 0 issued and outstanding               -                             -
   Series D - $10 par value, 5,000 shares authorized, 3,000 issued and
        outstanding                                                                       3,000                         3,000

Stockholders' equity:
   Common stock - $.0025 par value, 100,000,000 shares authorized; 44,103,385 and 42,258,097 shares issued and outstanding at June 30, 2003
        and December 31, 2002, respectively                                                 110                           106
   Non-voting common stock - $.0025 par value,
        30,000,000 shares authorized, 0 issued and outstanding                                                              -
   Additional paid in capital                                                           116,583                       111,707
   Accumulated deficit                                                                 (45,355)                      (43,926)
   Note receivable from related party                                                   (3,802)                       (3,730)
                                                                           ---------------------           -------------------
     Total liabilities and stockholders' equity                                    $    120,388                   $   117,129
                                                                           =====================           ===================


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                             (Thousands of Dollars)


                                                              Three Months Ended                    Six Months Ended
                                                                   June 30,                             June 30,
                                                            2003              2002              2003               2002
                                                      ----------------- ----------------- ------------------ ------------------

Net revenues                                                $    1,679        $   53,472         $    3,352        $   103,217
Operating expenses:
     Cost of goods sold                                              -            35,238                  -             67,383
     Salaries and wages                                            166             4,405                402              8,938
     Transponder and affiliate charges                               -            10,967                  -             21,911
     General and administrative                                  1,009             5,515              2,174             10,581
     Depreciation and amortization                                 175             2,987                341              5,902
     Offering costs                                                  -                 -                  -                837
                                                      ----------------- ----------------- ------------------ ------------------
          Total operating expenses                               1,350            59,112              2,917            115,552
                                                      ----------------- ----------------- ------------------ ------------------

Income (loss) from operations                                      329           (5,640)                435           (12,335)

Interest income                                                     38               223                 75                281
Interest expense                                                 (724)           (2,706)            (1,455)            (5,437)
Other income (expense)                                               -               (8)                  -                (8)
Loss on unconsolidated subsidiary                                    -                 -            (1,306)                  -
                                                      ----------------- ----------------- ------------------ ------------------
Net loss before taxes                                            (357)           (8,131)            (2,251)           (17,499)

Income tax benefit                                               (130)           (2,102)              (821)            (5,287)

                                                      ----------------- ----------------- ------------------ ------------------
Net loss                                                         (227)           (6,029)            (1,430)           (12,212)

Preferred stock dividends                                         (45)                 -               (89)                  -
                                                      ----------------- ----------------- ------------------ ------------------

Net loss available for common shareholders                  $    (272)       $   (6,029)        $   (1,519)       $   (12,212)
                                                      ================= ================= ================== ==================

Basic and diluted loss per common share                     $   (0.01)       $    (0.14)        $    (0.04)        $    (0.29)
                                                      ================= ================= ================== ==================

Weighted average number of shares outstanding:

Basic and diluted                                               42,443            41,917             42,402             41,889
                                                      ================= ================= ================== ==================











          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2003 and 2002
                                  (Unaudited)
                             (Thousands of Dollars)
                                                                                      2003                        2002
                                                                               ------------------         -------------------


CASH FLOW FROM OPERATING ACTIVITIES:

   Net loss                                                                          $    (1,430)                $   (12,212)
   Non-cash expenses/(income) included in net loss:
     Depreciation and amortization                                                            341                       5,902
     Deferred tax benefit                                                                   (821)                     (5,183)
     Deferred interest                                                                          -                         595
     Interest accrued on shareholder note                                                    (72)                       (191)
     Provision for bad debt                                                                     -                         577
     401K stock issuance                                                                        -                         115
     Loss on unconsolidated subsidiary                                                      1,306                           -
   Changes in current and non-current items:
     Accounts receivable                                                                       12                       1,329
     Inventories                                                                                -                       (476)
     Prepaid expenses and other assets                                                        218                         326
     Income tax receivable                                                                      -                          59
     Accounts payable and accrued expenses                                                  (634)                       3,681
     Deferred revenue                                                                           -                       (822)
                                                                               -------------------         -------------------
       Net cash used in operations                                                        (1,080)                     (6,300)
                                                                               -------------------         -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of equipment                                                                   (85)                     (1,599)
     Net change in restricted cash                                                              -                         353
     Other assets                                                                               -                       (226)
                                                                               -------------------         -------------------
       Net cash used in investing activities                                                 (85)                     (1,472)
                                                                               -------------------         -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Deferred finance charges                                                                   -                       (125)
     Repayments of capitalized leases                                                           -                       (520)
     Preferred stock conversion                                                                 -                        (16)
     Exercise of stock options and warrants                                                 4,969                          72
                                                                               -------------------         -------------------
        Net cash provided by (used in) financing activities                                 4,969                       (589)
                                                                               -------------------         -------------------

NET INCREASE/(DECREASE) IN CASH                                                             3,804                     (8,361)

     Cash beginning of period                                                               1,634                      19,924
                                                                               -------------------         -------------------
     Cash end of period                                                               $     5,438                 $    11,563
                                                                               ===================         ===================




          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                     Six Months Ended June 30, 2003 and 2002
                                  (Unaudited)
                             (Thousands of Dollars)
--------------------------------------------------------------------------------
                                                                            2003                                2002
                                                                  --------------------------          --------------------------



SUPPLEMENTAL CASH FLOW INFORMATION

Cash received for taxes                                                       $           -                       $          59
                                                                  ==========================          ==========================

Cash paid for interest                                                       $        1,446                      $        4,585
                                                                  ==========================          ==========================


SCHEDULE OF NONCASH FINANCING ACTIVITIES

Accrued Series D preferred stock dividends                                    $          89                        $          -
                                                                  ==========================          ==========================

































          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 - BASIS OF PRESENTATION AND SALE OF ASSETS

         Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Summit America Television, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of financial condition and results of operations of the periods.

             The condensed consolidated balance sheet data for the year ended December 31, 2002 were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles.

           The accounting policies followed by the Company are set forth in the Company's financial statements in its Transition Report on Form 10-K for the fiscal year ended December 31, 2002.

           All dollar values have been expressed in thousands (000s) unless otherwise noted except for per share data.

            Sale of Assets. On October 31, 2002, the Company closed the sale of a 70% interest in its television and internet home shopping network, Shop At Home Network, LLC (the "Network"), to a subsidiary of The E.W. Scripps Company ("Scripps"). The Company retains a 30% interest in the Network and also retains ownership of its five full-power television stations, certain wireless spectrum assets and tax-loss carry-forward benefits. In connection with the sale, the Company formally changed its legal name from Shop At Home, Inc. to Summit America Television, Inc.

NOTE 2 - STOCK-BASED COMPENSATION

        The Company follows the provisions of Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        The Company has adopted the disclosure only provisions of Statements of Financial Accounting Standards ("SFAS") No. 123, Accounting For Stock-Based Compensation and below is providing disclosures required by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Had compensation expense for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the methods in SFAS No. 123 and 148 the Company's net loss per share would have been adjusted to the pro forma amounts indicated in the following table.

                                                           Three Months Ended                Six Months Ended

                                                        June 30,         June 30,         June 30,       June 30,

                                                          2003             2002             2003           2002
                                                    ----------------- ---------------- --------------- --------------

Net loss available to common shareholders:
     As reported                                        $      (227)     $    (6,029)     $   (1,519)   $   (12,212)

     Deduct:  Total stock-based employee
       compensation expense determined under fair
       value based method for all awards, net of
       related tax effects                                      124              108             197            216
                                                    ----------------- ---------------- --------------- --------------
     Pro forma                                           $     (351)     $    (6,137)     $   (1,716)    $  (12,428)
                                                    ================= ================ =============== ==============

Basic loss per share available to common
shareholders
     As reported                                        $     (0.01)      $    (0.14)          (0.04)         (0.29)
     Pro Forma                                                (0.01)           (0.15)          (0.04)         (0.30)
Diluted loss per share available to common
shareholders:
     As reported                                              (0.01)           (0.14)          (0.04)         (0.29)
     Pro Forma                                                (0.01)           (0.15)          (0.04)         (0.30)

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants in the six months ended June 30, 2003 and 2002 and dividend yield of 0%; expected life of 7.5 years; expected volatility of 29% and 61% for the six months ended June 30, 2003 and June 30, 2002, respectively; risk-free interest rate of 3.30% and 4.76% for the six months ended June 30, 2003 and June 30, 2002, respectively.

NOTE 3 - ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for all exit or disposal activities after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated balance sheet or consolidated statements of operation.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provision of FIN 45 are applicable to the guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 were effective December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated balance sheet or consolidated statements of operation.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company did not create or obtain any variable interest entities that contain the characteristics addressed in FIN 46 during the three months ended June 30, 2003. For variable rate entities in which an interest was held prior to February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The Company does not expect that the adoption of FIN 46 as it relates to variable interest rate entities held prior to February 1, 2003 will have a material effect on the Company's consolidated balance sheet or consolidated statement of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of this statement to have a material impact to its operating results.

NOTE 4 - INDEBTEDNESS

$47,500, 6% Secured Note

        Concurrent with its purchase of the Network assets discussed in Note 1, Scripps loaned $47,500 to the Company payable in full by October 31, 2005. Interest accrues on the loan at the rate of 6% and is payable quarterly. Payment and performance of the loan obligation are secured by assignment of the Company's 30% interest in the Network, a security interest in the Company's television stations located in the Boston, San Francisco and Cleveland markets, and a security interest in the stock of the Company's subsidiaries that own the assets. The Company's carrying value of the television station licenses used to secure the loan is $61,563 at June 30, 2003. As required by the loan agreement, the Company must adhere to various non-financial covenants and is prohibited from encumbering further any secured assets, redeeming or issuing outstanding stock or issuing additional shares of common or preferred stock.

NOTE 5 - LOSS PER SHARE

        The following table sets forth for the periods indicated the calculation of net loss per share included in the Company's Condensed Consolidated Statements of Operations:


                                                        Three Months Ended                     Six Months Ended
                                                                     June 30,                    June 30,
                                                        2003             2002             2003             2002
                                                        ----             ----             ----             ----
Numerator:
     Net loss                                          $    (227)       $   (6,029)     $    (1,430)     $  (12,212)
     Preferred stock dividends                               (45)                 -             (89)               -
                                                   --------------- ----------------- ---------------- ---------------
     Numerator for basic loss per
          share available to
          common stockholders                          $    (272)       $   (6,029)      $   (1,519)     $  (12,212)
                                                   =============== ================= ================ ===============

     Denominator for basic loss per share                  42,443            41,917           42,402          41,889
     Effect of dilutive securities                              -                 -                -               -
                                                   --------------- ----------------- ---------------- ---------------
Denominator for diluted loss per share                     42,443            41,917           42,402          41,889
                                                   =============== ================= ================ ===============
Basic loss per share                                  $    (0.01)       $    (0.14)      $    (0.04)      $   (0.29)
                                                   =============== ================= ================ ===============
Diluted loss per share                                $    (0.01)       $    (0.14)      $    (0.04)      $   (0.29)
                                                   =============== ================= ================ ===============

        Although the following amounts are excluded from the computations in loss years because their inclusion would be anti-dilutive, they are shown here for informational and comparative purposes only (in thousands):

                                                                                              Six Months Ended
                                                                                                 June 2003,
                                                                                              2003        2002
     Employee stock options                                                                     3,073        4,845
     Warrants                                                                                       -        2,000
     Convertible preferred stock                                                                    4           14

        On June 30, 2003, two investors exercised 1,600 of the 2,000 outstanding warrants and purchased 1,600,038 shares of stock at a purchase price of $2.82 per share for a total payment to the Company of $4.5 million. The remaining 400 warrants expired June 30, 2003.

NOTE 6 - REVENUE FROM AFFILIATE FEES

         For periods subsequent to the sale of 70% of the Company's interest in the Network, substantially all of the Company's revenues are derived from the affiliate fees charged to the Network.


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

        After October 31, 2002, the Company operates in one segment: television broadcast stations. No comparison of segment information for the three months and six months ended June 30, 2003 to the three months and six months ended June 30, 2002 is deemed relevant.

NOTE 8 -- INVESTMENTS

        As a result of the sale of the Network, the Company has retained an equity method investment in 30% of the Network operations. The carrying value of this equity method investment is included in other assets in the accompanying condensed consolidated balance sheets. The Company recognized a loss of $1,306 on the remaining investment in the Network as a reduction to investment income (reflected as a non-cash charge) in the three months ended March 31, 2003. As of June 30, 2003, in accordance with the accounting rules for equity method investments, the Company had written down this investment to zero, and therefore the Company has no additional losses related to the performance of this investment.

        Summarized balance sheet information of the Network is as follows:

                                                             June 30, 2003

             Current Assets                                   $     35,511

             Noncurrent Assets                                      19,580

             Current Liabilities                                    27,758

             Noncurrent liabilities                                      -

        Summarized statement of operations information of the Network, calculated for the period during which the Company had the equity method investment, is as follows:


                                                    For the Three Months Ended        For the Six Months Ended
                                                       June 30, 2003                       June 30, 2003

             Net sales                                            $     56,638                     $     114,955

             Gross profit                                               19,692                            39,153

             Net loss                                                  (7,092)                          (14,522)





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Company's condensed consolidated financial statements and related notes included elsewhere herein.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management continually evaluates its estimates and assumptions. Management bases its estimates and assumptions on historical information and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of its consolidated financial statements:

         The carrying value of the Company's television station licenses is tested for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. If an impairment test indicates that the carrying value of the television station licenses is impaired, the carrying value of the television station licenses is reduced by the amount by which the carrying value exceeds the fair value of the television station licenses. The fair value of the television station licenses are based upon assumptions which may prove to be untrue in the future.

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

         The following table sets forth for the periods indicated the percentage relationship to net revenues of certain items included in the Company's Statements of Operations:

                                                             Three Months Ended June 30,                Six Months Ended June 30,
                                                                2003               2002                2003                2002

Net revenues                                                   100.0 %             100.0  %            100.0  %           100.0  %

Cost of goods sold                                                 -                65.9                   -                  65.3
Salaries and wages                                               9.9                 8.2                12.0                   8.7
Transponder and affiliate charges                                  -                20.5                   -                  21.2
General and administrative expenses                             60.1                10.3                64.8                  10.3
Depreciation and amortization                                   10.4                 5.6                10.2                   5.7
Offering expenses                                                  -                   -                   -                   0.8
                                                ---------------------   -----------------   -----------------  --------------------
     Total operating expenses                                   80.4               110.5                87.0                 112.0

Interest income                                                  2.2                 0.4                 2.2                   0.3
Interest expense                                              (43.1)               (5.1)              (43.4)                 (5.3)
Loss on unconsolidated subsidiary                                                                     (39.0)
                                                ---------------------   -----------------   -----------------  --------------------

Loss from continuing operations
     before income taxes                                      (21.3)              (15.2)              (67.2)                (17.0)
Income tax benefit                                             (7.8)               (3.9)              (24.5)                 (5.2)
                                                ---------------------   -----------------   -----------------  --------------------

Net loss                                                      (13.5)              (11.3)              (42.7)                (11.8)

Three Months Ended June 30, 2003 compared with Three Months Ended June 30, 2002

         Because the Company sold a 70% interest in the Network on October 31, 2002, but retained ownership of its five broadcast television stations, its operations were fundamentally different during the quarter ended June 30, 2003, compared with the quarter ended June 30, 2002. These differences resulted from the change of the Company's operation from a retail seller of merchandise to a television station operator that receives substantially all of its revenues from the affiliate fees charged to the Network. To illustrate this conclusion, certain material changes in significant line items of the Company's financial statements are described below:

         Net Revenues. The Company's net revenues for the quarter ended June 30, 2003, were $1.7 million, a decrease of 96.9% from $53.5 million in the prior year.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and related shipping charges. For the quarter ended June 30, 2002, the cost of goods sold was 65.9% of revenues. The cost of goods sold was $35.2 million for the quarter ended June 30, 2002, and there were no cost of goods sold in the quarter ended June 30, 2003.

         Salaries and Wages. Salaries and wages for the quarter ended June 30, 2003, were $0.2 million, compared to $4.4 million in the prior year. Salaries and wages, as a percent of revenues, increased to 9.9% for the quarter ended June 30, 2003, compared with 8.2% for the same quarter in the prior year.

         Transponder and Affiliate Charges. Transponder and affiliate charges for the quarter ended June 30, 2003, were $0.0 million compared with $11.0 million in the quarter ended June 30, 2002.

         General and Administrative. General and administrative expenses for the quarter ended June 30, 2003, were $1.0 million, a decrease of $4.5 million or 81.7% from the prior year.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended June 30, 2003, was $0.2 million, compared with $3.0 million in the prior year.

         Interest. Interest expense of $0.7 million decreased by $2.0 million or 73.2% from the prior year. The decrease is primarily due to interest associated with the Company's prior debt being repaid as a result of the transaction with Scripps.

         Income Tax Benefit. Income tax benefit from continuing operations was $0.1 million for the quarter ended June 30, 2003, compared with the $2.1 million benefit for the quarter ended June 30, 2002.

Six Months Ended June 30, 2003 compared with Six Months June 30, 2002

         As stated above, the Company sold a 70% interest in the Network on October 31, 2002, and retained ownership of its five broadcast television stations, which caused fundamentally different operating results for the quarter ended June 30, 2003, compared with the quarter ended June 30, 2002. These differences are attributable to the change of the Company's operation from a retail seller of merchandise to a television station operator that receives substantially all of its revenues from the affiliate fees charged to the Network. Certain illustrative material changes in significant line items of the Company's financial statements are described below:

         Net Revenues. The Company's net revenues for the period ended June 30, 2003, were $3.4 million, a decrease of 96.8% from $103.2 million for the same period in the prior year.

         Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and related shipping charges. For the period ended June 30, 2002, the cost of goods sold was 65.3% of revenues. The cost of goods sold was $67.4 million for the period ended June 30, 2002, and there were no cost of goods sold in the period ended June 30, 2003.

         Salaries and Wages. Salaries and wages for the period ended June 30, 2003 were $0.4 million, compared to $8.9 million in the prior year. Salaries and wages, as a percent of revenues, increased to 12.0% in the June 30, 2003 period compared to 8.7% in the prior year.

         Transponder and Affiliate Charges. Transponder and affiliate charges for the period ended June 30, 2003 were $0.0 million compared to $21.9 million in the period ended June 30, 2002.

         General and Administrative. General and administrative expenses for the period ended June 30, 2003 were $2.2 million, a decrease of $8.4 million or 79.5% from the prior year.

         Depreciation and Amortization. Depreciation and amortization for the period ended June 30, 2003 was $0.3 million, compared to $5.9 million in the prior year.

         Offering Costs. The Company incurred $0.8 million in non-recurring offering costs during the period ended June 30, 2002. The costs related to the Company's uncompleted refinancing of its long-term debt.

         Interest. Interest expense of $1.5 million decreased by $4.0 million or 73.2% from the prior year. The decrease is primarily due to interest associated with the Company's prior debt being repaid as a result of the sale of Network assets.

         Income Tax Benefit. Income tax benefit from continuing operations was $0.8 million for the period ended June 30, 2003 versus $5.3 million benefit for the period ended June 30, 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company had $5.4 million of cash on hand at June 30, 2003, the largest portion of which was received when two investors exercised warrants previously issued by the Company and purchased 1,600,038 shares of the Company's common stock. The purchase price of the common stock was $2.82 per share, for a total payment to the Company of $4,512,107. (The remaining 400 warrants expired on June 30, 2003.) Management believes that current cash on hand and the affiliate fee income from its owned stations will be sufficient to fund operating expenses and interest payments through the end of the fiscal year and beyond, as well as to construct new digital transmission facilities for three of the Company's stations.

         The Company's future contractual obligations and commitments at June 30, 2003, consist of the following:

                                                               Payments Due By Period
                                                     Less Than                                            Over
                                      Total            1 Year        1 - 2 Years      3 - 4 Years        4 Years

     (In thousands)
     Long-term debt                     $  47,500         $     -          $     -        $  47,500          $     -
     Redeemable
         preferred stock                    3,000               -                -            3,000                -
     Operating lease
        obligations                         3,282             741              782              775              984
                                 ----------------- --------------- ---------------- ---------------- ----------------
                                        $  53,782         $   741          $   782        $  51,275          $   984
                                 ================= =============== ================ ================ ================

         In addition to the above commitments, the Company has 3,718 shares of redeemable preferred stock outstanding at June 30, 2003. Any holder of shares of Series A Preferred Stock may require the Company to redeem all or any portion of the Series A Preferred Stock for a redemption price per share of $10.00 plus accrued and unpaid dividends. The Series A Preferred Stock is convertible at any time into shares of the Company's common stock at a ratio of one share of common stock for one share of Series A Preferred Stock. Holders of the Series A Preferred Stock are entitled to receive, but only when declared by the Board of Directors, cash dividends at the rate of $0.10 per share per annum.

                              CAPITAL EXPENDITURES

         The Company projects capital expenditures during 2003 of approximately $0.4 million, primarily for the construction of digital transmission facilities at three of its stations and for maintaining and upgrading equipment and facilities in the normal course of business.

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

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provision of FIN 45 are applicable to the guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 were effective December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated balance sheet or consolidated statements of operation.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company did not create or obtain any variable interest entities that contain the characteristics addressed in FIN 46 during the three months ended June 30, 2003. For variable rate entities in which an interest was held prior to February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The Company does not expect that the adoption of FIN 46 as it relates to variable interest rate entities held prior to February 1, 2003 will have a material effect on the Company's consolidated balance sheet or consolidated statement of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of this statement to have a material impact to its operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may affect the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates related to its investment of its current cash and cash equivalents of approximately $5.4 million as of June 30, 2003. This risk is not considered material, and the Company manages such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

         The Company is not exposed to market risk through potential interest rate fluctuation on its $47.5 million of long-term debt, because interest accrues on this debt at the fixed rate of 6%.

         The Company has no activities related to derivative financial instruments or derivative commodity instruments.

ITEM 4.  CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company's management, including the chief executive officer and principal financial officer, concluded that the Company's disclosure controls and procedures were effective. During the period covered by this report, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Classic Collectibles, LLC

         A lawsuit was filed against the Company in January 2000 by a former vendor, Classic Collectibles, LLC, in state Chancery Court in Chattanooga, Tennessee. The vendor alleges that the Company improperly canceled certain orders, that certain amounts it paid to the Company under a written agreement should be refunded, and that certain amounts were left owing on the account. The vendor also claims entitlement to alleged lost profits of approximately $2 million, asserting the Company did not provide an amount of broadcast network time in 1999 that the vendor alleges was orally promised in connection with the written agreement. The Company has filed its answer, participated in discovery, and continues to vigorously pursue its defense. The case is set for a jury trial in September 2003.

Dixie Health, Inc.

         On September 27, 2002, Dixie Health, Inc. ("Dixie") sued the Company, later adding the Network as a defendant, in the United States District Court for the Middle District of Tennessee at Nashville. Dixie asserts causes of action based upon Summit's alleged use of trade dress owned by Dixie, arising from events occurring after the Company's termination of Dixie as a vendor. Dixie asserted violations of the Lanham Act, unfair competition and false advertising, unfair or deceptive acts or practices, and an amount owed on the account. The Company has filed its answer and counterclaim and intends to vigorously pursue its defense.

Other Matters

         The Company is also subject to legal actions arising in the ordinary course of its business. The Company believes that the ultimate outcome of these actions is not likely to have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on June 2, 2003. There was one proposal presented for approval, which was the election of the entire board of directors. All director nominees presented for approval were elected by the shareholders, each to hold office until his or her successor is elected and qualified. There were no broker non-votes on this matter. The results of voting are as follows:

                                    Election of the Entire Board of Directors

      Nominee                                       For                Withheld
      -------                                       ---                --------
Caroline Beasley                                  34,345,672             812,047
Charles W. Bone                                   31,797,203           3,360,516
J. D. Clinton                                     32,616,745           2,540,974
George R. Ditomassi                               33,892,280           1,265,439
J. Edward Pearson                                 34,568,872             588,572
Don C. Stansberry, Jr.                            33,107,675           2,050,044
Frank A. Woods                                    32,020,628           3,137,091

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits:

         Exhibit Number   Document Description

         31 Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)

         32 Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002


         (b)      Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ending June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SUMMIT AMERICA TELEVISION, INC.

Date: August 12, 2003         By:       /s/  George R. Ditomassi
                                  ------------------------------------
                              George R. Ditomassi
                              Chief Executive Officer
                              (in his capacities as Principal Executive Officer,
                              Principal Financial Officer and
                              Principal Accounting Officer)

                                                                   Exhibit 31
                                  CERTIFICATION

I, George R. Ditomassi, certify that:

         1. I have reviewed this quarterly report of Summit America Television, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 12, 2003


      /s/George R. Ditomassi
George R. Ditomassi
Chief Executive Officer
        and Principal Financial Officer

                                                                  Exhibit 32

                           SECTION 1350 CERTIFICATION

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Summit America Television, Inc. (the "Company") on Form 10-Q for the period beginning April 1, 2003, and ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Ditomassi, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 12, 2003

/s/ George R. Ditomassi
George R. Ditomassi
Chief Executive Officer and
         Principal Financial Officer


         A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Summit America Television, Inc. and will be retained by Summit America Television, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.