Form 10-Q
period 2003-09-30
SUMMIT AMERICA TELEVISION INC /TN/
filed 2003-11-14
CIK 810029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
September 30, 2003

Commission file number 0-25596

SUMMIT AMERICA TELEVISION, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1282758
(State of incorporation)	(IRS EIN)

400 Fifth Avenue South, Suite 205
Naples, Florida 34102
(Address of principal executive offices)

Registrant’s telephone number, including area code: (786) 206-0047

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

Yes X       No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of November 13, 2003 was 44,113,385.

SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
Index to Form 10-Q
Three Months Ended September 30, 2003

Part I FINANCIAL INFORMATION
Item 1 - Financial Statements
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5-6
Notes to Condensed Consolidated Financial Statements	7-11
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17
Item 3 – Quantitative and Qualitative Disclosure About Market Risk	17
Item 4 – Controls and Procedures	17
Part II OTHER INFORMATION
Item 1 – Legal Proceedings	17-18
Item 4 – Submission Of Matters To A Vote Of Security Holders	18
Item 6 – Exhibits and Reports on Form 8-K	18-19

SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Thousands of Dollars)

	September 30,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$3,814	$1,634
Accounts receivable – net	113	125
Prepaid expenses	521	502
Deferred tax assets	235	418

Total current assets	4,683	2,679
Property and equipment, net	5,977	6,254
Deferred tax asset	18,907	16,947
Television station licenses	89,779	89,779
Other assets	179	1,470

Total assets	119,525	117,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	1,706	2,435

Total current liabilities	1,706	2,435
Long-term debt	47,500	47,500
Redeemable preferred stock	3,037	—

Total liabilities	52,243	49,935
Redeemable preferred stock:
Series A – Redeemable at $10 per share, $10 par value, 140,000 shares authorized; 3,718 shares issued and outstanding	—	37
Series B — $10 par value, 2,000 shares authorized, 0 issued and outstanding	—	—
Series C — $10 par value, 10,000 shares authorized, 0 issued and outstanding	—	—
Series D — $10 par value, 5,000 shares authorized, 3,000 issued and outstanding	—	3,000
Stockholders’ equity:
Common stock — $.0025 par value, 100,000,000 shares authorized; 44,113,385 and 42,258,097 shares issued and outstanding at September 30, 2003 And December 31, 2002, respectively	110	106
Non-voting common stock — $.0025 par value, 30,000,000 shares authorized, 0 issued and outstanding		—
Additional paid in capital	116,565	111,707
Accumulated deficit	(45,627)	(43,926)
Note receivable from related party	(3,766)	(3,730)

Total liabilities and stockholders’ equity	$119,525	$117,129

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2003 and 2002
(Unaudited)
(Thousands of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues	$1,679	$53,141	$5,031	$156,358
Operating expenses:
Cost of goods sold	—	34,084	—	101,467
Salaries and wages	169	4,564	571	13,502
Transponder and affiliate charges	—	12,673	—	34,584
General and administrative	1,093	5,328	3,267	15,909
Depreciation and amortization	175	2,861	516	8,763
Offering costs	—	—	—	837

Total operating expenses	1,437	59,510	4,354	175,062

Income (loss) from operations	242	(6,369)	677	(18,704)
Interest income	38	73	114	354
Interest expense	(779)	(2,933)	(2,234)	(8,370)
Other income (expense)	—	—	—	(8)
Loss on unconsolidated subsidiary	—	—	(1,306)	—

Net loss before taxes	(499)	(9,229)	(2,749)	(26,728)
Income tax benefit	182	3,138	1,003	8,425

Net loss	(317)	(6,091)	(1,746)	(18,303)
Preferred stock dividends	—	(23)	(89)	(23)

Net loss available for common stockholders	$(317)	$(6,114)	$(1,835)	$(18,326)

Basic and diluted loss per common share	$(0.01)	$(0.15)	$(0.04)	$(0.44)

Weighted average number of shares outstanding:
Basic and diluted	44,049	41,957	42,951	41,923

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2003 and 2002
(Unaudited)
(Thousands of Dollars)

	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,746)	$(18,303)
Non-cash expenses/(income) included in net loss:
Depreciation and amortization	516	8,763
Deferred tax benefit	(1,003)	(8,329)
Deferred interest	—	654
Interest accrued on shareholder note	(101)	(234)
Provision for bad debt	—	772
401K stock issuance	—	115
Loss on unconsolidated subsidiary	1,306	—
Interest accrued on mandatorily redeemable preferred stock	45	—
Changes in current and non-current items:
Accounts receivable	12	2,019
Inventories	—	(1,707)
Prepaid expenses and other assets	(19)	(87)
Income tax receivable	—	59
Accounts payable and accrued expenses	(1,638)	9,281
Deferred revenue	—	(1,346)

Net cash used in operations	(2,628)	(8,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(239)	(2,102)
Net change in restricted cash	—	353
Other assets	(14)	(329)

Net cash used in investing activities	(253)	(2,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share note repayment	65	—
Exercise of stock options and warrants	4,996	80
Deferred finance charges	—	(125)
Repayments of capitalized leases	—	(678)
Preferred stock conversion	—	(111)
Stock proceeds	—	3,000

Net cash provided by financing activities	5,061	2,166

NET INCREASE/(DECREASE) IN CASH	2,180	(8,255)
Cash beginning of period	1,634	19,924

Cash end of period	$3,814	$11,669

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
Nine Months Ended September 30, 2003 and 2002
(Unaudited)
(Thousands of Dollars)

	2003	2002

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for taxes	$—	$59

Cash paid for taxes	$774	$—

Cash paid for interest	$2,181	$4,931

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Accrued Series D preferred stock dividends	$89	$23

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE 1 – BASIS OF PRESENTATION AND SALE OF ASSETS

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Summit America Television, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of financial condition and results of operations of the periods.

     The condensed consolidated balance sheet data for the year ended December 31, 2002 were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles.

     The accounting policies followed by the Company are set forth in the Company’s financial statements in its Transition Report on Form 10-K for the fiscal year ended December 31, 2002.

     All dollar values have been expressed in thousands (000s) unless otherwise noted except for per share data.

     Sale of Assets. On October 31, 2002, the Company closed the sale of a 70% interest in its television and internet home shopping network, Shop At Home Network, LLC (the “Network”), to a subsidiary of The E.W. Scripps Company (“Scripps”). The Company retains a 30% interest in the Network and also retains ownership of its five full-power television stations, certain wireless spectrum assets and tax-loss carry-forward benefits. In connection with the sale, the Company formally changed its legal name from Shop At Home, Inc. to Summit America Television, Inc.

NOTE 2 – STOCK-BASED COMPENSATION

     The Company follows the provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company has adopted the disclosure only provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting For Stock-Based Compensation and below is providing disclosures required by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Had compensation expense for the Company’s plans been determined based on the fair value at the grant dates for awards under the plans consistent with the methods in SFAS No. 123 and 148 the Company’s net loss per share would have been adjusted to the pro forma amounts indicated in the following table.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net loss available to common shareholders:
As reported	$(317)	$(6,114)	$(1,835)	$(18,326)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	120	108	317	324

Pro forma	$(437)	$(6,222)	$(2,152)	$(18,650)

Basic loss per share available to common shareholders:
As reported	$(0.01)	$(0.15)	$(0.04)	$(0.44)
Pro Forma	(0.01)	(0.15)	(0.05)	(0.44)
Diluted loss per share available to common shareholders:
As reported	$(0.01)	$(0.15)	$(0.04)	$(0.44)
Pro Forma	(0.01)	(0.15)	(0.05)	(0.44)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants in the three months and nine months ended September 30, 2003 and 2002; dividend yield of 0%; expected life of 7.5 years; expected volatility of 29% and 61% for the three months and nine months ended September 30, 2003 and September 30, 2002, respectively; risk-free interest rate of 3.30% and 4.76% for the three months and nine months ended September 30, 2003 and September 30, 2002, respectively.

NOTE 3 – ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for all exit or disposal activities after December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provisions of FIN 45 are applicable to the guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 were effective December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated balance sheet or consolidated statements of operation.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company did not create or obtain any variable interest entities that contain the characteristics addressed in FIN 46 during the nine months ended September 30, 2003. For variable rate entities in which an interest was held prior to February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003. The Company does not expect the adoption of FIN 46 as it relates to variable interest rate entities held prior to February 1, 2003 to have a material effect on the Company’s consolidated balance sheet or consolidated statement of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. During the third quarter the Company adopted the provisions of SFAS No. 150 which require that redeemable preferred stock be classified as a liability and any related dividends be recorded as interest expense. As such the Company has reflected its preferred stock as a liability in the accompanying condensed balance sheets and has recorded interest expense related to the dividends on the preferred stock of $45 in the accompanying condensed consolidated statement of operations.

NOTE 4 – INDEBTEDNESS

$47,500, 6% Secured Note

     Concurrent with its purchase of the Network assets discussed in Note 1, Scripps loaned $47,500 to the Company payable in full by October 31, 2005. Interest accrues on the loan at the rate of 6% and is payable quarterly. Payment and performance of the loan obligation are secured by assignment of the Company’s 30% interest in the Network, a security interest in the Company’s television stations located in the Boston, San Francisco and Cleveland markets, and a security interest in the stock of the Company’s subsidiaries that own the assets. The Company’s carrying value of the television station licenses used to secure the loan is

$61,563 at September 30, 2003. As required by the loan agreement, the Company must adhere to various non-financial covenants and is prohibited from encumbering further any secured assets, redeeming outstanding stock or issuing additional shares of common or preferred stock.

NOTE 5 – LOSS PER SHARE

     The following table sets forth for the periods indicated the calculation of net loss per share included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Net loss	$(317)	$(6,091)	$(1,746)	$(18,303)
Preferred stock dividends	—	(23)	(89)	(23)

Numerator for basic loss per share available to common stockholders	$(317)	$(6,114)	$(1,835)	$(18,326)

Denominator:
Denominator for basic loss per share	44,049	41,957	42,951	41,923
Effect of dilutive securities

Denominator for diluted loss per share	44,049	41,957	42,951	41,923

Basic loss per share	$(0.01)	$(0.15)	$(0.04)	$(0.44)

Diluted loss per share	$(0.01)	$(0.15)	$(0.04)	$(0.44)

     Although the following amounts are excluded from the computations in loss years because their inclusion would be anti-dilutive, they are shown here for informational and comparative purposes only (in thousands):

	Nine Months Ended
	September 30,

	2003	2002

Employee stock options	3,303	4,684
Warrants	—	2,000
Convertible preferred stock	4	3,005

On June 30, 2003 two investors exercised 1,600 of the 2,000 outstanding warrants and purchased 1,600,038 shares of stock at a purchase price of $2.82 per share for a total payment to the Company of $4.5 million. The remaining 400 warrants expired June 30, 2003.

NOTE 6 – REVENUE FROM AFFILIATE FEES

     For periods subsequent to the sale of 70% of the Company’s interest in the Network, substantially all of the Company’s revenues are derived from the affiliate fees charged to the Network.

NOTE 7 — OPERATING SEGMENTS

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires reporting segment information that is consistent with the way in which management operates the Company. Until October 31, 2002, the Company operated principally in two segments: Shop At Home Network and shopathometv.com. The Company operated almost exclusively in the United States.

     After October 31, 2002, the Company operates in one segment: television broadcast stations. No comparison of segment information for the three months and nine months ended September 30, 2003 to the three months and nine months ended September 30, 2002 is deemed relevant.

NOTE 8 — INVESTMENTS

     As a result of the sale of the Network, the Company has retained an equity method investment in 30% of the Network operations. The carrying value of this equity method investment is included in other assets in the accompanying condensed consolidated balance sheets. The Company recognized a loss of $1,306 on the remaining investment in the Network as a reduction to investment income (reflected as a non-cash charge) in the three months ended March 31, 2003. As of September 30, 2003, in accordance with the accounting rules for equity method investments, the Company had written down this investment to zero, and therefore the Company has no additional losses related to the performance of this investment.

     Summarized balance sheet information of the Network is as follows:

September 30, 2003

Current Assets	$33,531
Noncurrent Assets	19,041
Current Liabilities	23,985
Noncurrent liabilities	—

     Summarized statement of operations information of the Network, calculated for the period during which the Company had the equity method investment, is as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2003	September 30, 2003

Net sales	$58,425	$173,380
Gross profit	20,362	59,515
Net loss	(5,349)	(19,871)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the Company’s condensed consolidated financial statements and related notes included elsewhere herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management continually evaluates its estimates and assumptions. Management bases its estimates and assumptions on historical information and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of its consolidated financial statements:

     The carrying value of the Company’s television station licenses is tested for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. If an impairment test indicates that the carrying value of the television station licenses is impaired, the carrying value of the television station licenses is reduced by the amount by which the carrying value exceeds the fair value of the television station licenses. The fair value of the television station licenses are based upon assumptions which may prove to be untrue in the future.

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

OVERVIEW

     Seeking to reduce operating losses and to improve shareholder value, the Company’s management completed the sale of 70% of the Company’s interest in the Network to Scripps on October 31, 2002. The sale substantially reduced the size of the Company’s operations. Results after October 31, 2002 are therefore not easily comparable with those previously reported.

     The following table sets forth for the periods indicated the percentage relationship to net revenues of certain items included in the Company’s Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	—	64.1	—	64.9
Salaries and wages	10.0	8.6	11.3	8.6
Transponder and affiliate charges	—	23.9	—	22.1
General and administrative expenses	65.2	10.0	64.9	10.2
Depreciation and amortization	10.4	5.4	10.3	5.6
Offering expenses	—	—	—	0.5

Total operating expenses	85.6	112.0	86.5	111.9
Interest income	2.3	0.1	2.3	0.2
Interest expense	(46.4)	5.5	(44.4)	5.4
Loss on unconsolidated subsidiary	—	—	(26.0)	—

Loss from continuing operations before income taxes	(29.7)	(17.4)	(54.6)	(17.1)
Income tax benefit	10.8	5.9	19.9	5.4

Net loss	(18.9)%	(11.5)%	(34.7)%	(11.7)%

Three months ended September 30, 2003 compared with three months ended September 30, 2002

     Because the Company sold a 70% interest in the Network on October 31, 2002, but retained ownership of its five broadcast television stations, its operations were fundamentally different during the quarter ended September 30, 2003, compared with the quarter ended September 30, 2002. These differences resulted from the change of the Company’s operation from a retail seller of merchandise to a television station operator that receives substantially all of its revenues from the affiliate fees charged to the Network. To illustrate this conclusion, certain material changes in significant line items of the Company’s financial statements are described below:

     Net Revenues. The Company’s net revenues for the quarter ended September 30, 2003, were $1.7 million, a decrease of 96.8% from $53.1 million in the prior year.

     Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and related shipping charges. For the quarter ended September 30, 2002, the cost of goods sold was 64.1% of revenues. The cost of goods sold was $34.1 million for the quarter ended September 30, 2002, and there were no cost of goods sold in the quarter ended September 30, 2003.

     Salaries and Wages. Salaries and wages for the quarter ended September 30, 2003, were $0.2 million, compared to $4.6 million in the prior year. Salaries and wages, as a percent of revenues,

increased to 10.0% for the quarter ended September 30, 2003, compared with 8.6% for the same quarter in the prior year.

     Transponder and Affiliate Charges. Transponder and affiliate charges for the quarter ended September 30, 2003, were $0.0 million compared with $12.7 million in the quarter ended September 30, 2002.

     General and Administrative. General and administrative expenses for the quarter ended September 30, 2003, were $1.1 million, a decrease of $4.2 million or 79.3% from the prior year.

     Depreciation and Amortization. Depreciation and amortization for the quarter ended September 30, 2003, was $0.2 million, compared with $2.9 million in the prior year.

     Interest. Interest expense of $0.7 million decreased by $2.2 million or 73.4% from the prior year. The decrease is primarily due to interest associated with the Company’s prior debt being repaid as a result of the transaction with Scripps.

     Income Tax Benefit. Income tax benefit from continuing operations was $0.2 million for the quarter ended September 30, 2003, compared with the $3.1 million benefit for the quarter ended September 30, 2002.

Nine months ended September 30, 2003 compared with nine months ended September 30, 2002

     Because the Company sold a 70% interest in the Network on October 31, 2002, but retained ownership of its five broadcast television stations, its operations were fundamentally different during the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002. These differences resulted from the change of the Company’s operation from a retail seller of merchandise to a television station operator that receives substantially all of its revenues from the affiliate fees charged to the Network. To illustrate this conclusion, certain material changes in significant line items of the Company’s financial statements are described below:

     Net Revenues. The Company’s net revenues for the nine months ended September 30, 2003, were $5.0 million, a decrease of 96.8% from $156.4 million in the prior year.

     Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and related shipping charges. For the nine months ended September 30, 2002, the cost of goods sold was 64.9% of revenues. The cost of goods sold was $101.5 million for the nine months ended September 30, 2002, and there were no cost of goods sold in the nine months ended September 30, 2003.

     Salaries and Wages. Salaries and wages for the nine months ended September 30, 2003, were $0.6 million, compared to $13.5 million in the prior year. Salaries and wages, as a percent of revenues, increased to 11.3% for the nine months ended September 30, 2003, compared with 8.6% for the same period in the prior year.

     Transponder and Affiliate Charges. Transponder and affiliate charges for the nine months ended September 30, 2003, were $0.0 million compared with $34.6 million in the nine months ended September 30, 2002.

     General and Administrative. General and administrative expenses for the nine months ended September 30, 2003, were $3.3 million, a decrease of $12.6 million or 79.5% from the prior year.

     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2003, was $0.5 million, compared with $8.8 million in the prior year.

     Interest. Interest expense of $2.2 million decreased by $6.1 million or 73.3% from the prior year. The decrease is primarily due to interest associated with the Company’s prior debt being repaid as a result of the transaction with Scripps.

     Income Tax Benefit. Income tax benefit from continuing operations was $1.0 million for the nine months ended September 30, 2003, compared with the $8.4 million benefit for the nine months ended September 30, 2002

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $3.8 million of cash on hand at September 30, 2003. Management believes that current cash on hand and the affiliate fee income from its owned stations will be sufficient to fund operating expenses and interest payments for the next twelve months, as well as to construct new digital transmission facilities for three of the Company’s stations, and barring any material unplanned expenses or capital expenditures. Management is pursuing alternatives to provide additional cash to fund future operations, none of which can be guaranteed.

     The Company’s future contractual obligations and commitments at September 30, 2003, consist of the following:

	Payments Due By Period

		Less Than			Over
	Total	1 Year	1 - 2 Years	3 – 4 Years	4 Years
(In thousands)
Long-term debt	$47,500	$—	$—	$47,500	$—
Redeemable preferred stock	3,000	—	—	3,000	—
Operating lease obligations	2,793	766	811	884	332

	$53,293	$766	$811	$51,384	$332

     In addition to the above commitments, the Company has 3,718 shares of redeemable preferred stock outstanding at September 30, 2003. Any holder of shares of Series A Preferred Stock may require the Company to redeem all or any portion of the Series A Preferred Stock for a redemption price per share of $10.00 plus accrued and unpaid dividends. The Series A Preferred Stock is convertible at any time into shares of the Company’s common stock at a ratio of one share of common stock for one share of Series A Preferred Stock. Holders of the Series A Preferred Stock are entitled to receive, but only when declared by the Board of Directors, cash dividends at the rate of $0.10 per share per annum.

CAPITAL EXPENDITURES

     The Company projects capital expenditures during 2003 of approximately $0.4 million, primarily for the construction of digital transmission facilities at three of its stations and for maintaining and upgrading equipment and facilities in the normal course of business.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between this Statement and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for all exit or disposal activities after December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provisions of FIN 45 are applicable to the guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 were effective December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated balance sheet or consolidated statements of operation.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company did not create or obtain any variable interest entities that contain the characteristics addressed in FIN 46 during the nine months ended September 30, 2003. For variable rate entities in which an interest was held prior to February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003. The Company does not expect the adoption of FIN 46 as it relates to variable interest rate entities held prior to February 1, 2003 to have a material effect on the Company’s consolidated balance sheet or consolidated statement of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. During the third quarter the Company adopted the provisions of SFAS No. 150 which require that redeemable preferred stock be classified as a liability and any related dividends be recorded as interest expense. As such the Company has reflected its preferred stock as a liability in the accompanying condensed balance sheets and has recorded interest expense related to the dividends on the preferred stock of $45 in the accompanying condensed consolidated statement of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may affect the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

     The Company is exposed to some market risk through interest rates related to its investment of its current cash and cash equivalents of approximately $3.8 million as of September 30, 2003. This risk is not considered material, and the Company manages such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

     The Company is not exposed to market risk through potential interest rate fluctuation on its $47.5 million of long-term debt, because interest accrues on this debt at the fixed rate of 6%.

     The Company has no activities related to derivative financial instruments or derivative commodity instruments.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the chief executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report. We have also evaluated our internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act), and there have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Classic Collectibles, LLC

     A lawsuit was filed against the Company in January 2000 by a former vendor, Classic Collectibles, LLC, in state Chancery Court in Chattanooga, Tennessee. The vendor alleged that the Company improperly canceled certain orders, that certain amounts it paid to the Company under a written agreement should be refunded, and that certain amounts were left owing on the account. The vendor also claimed entitlement to alleged lost profits of approximately $2 million, asserting the Company did not provide an amount of broadcast network time in 1999 that the vendor alleged was orally promised in connection with the written agreement. A jury trial began for this case in September 2003 and ended in a mistrial. The Company expects the case to be set for trial again in 2004.

Dixie Health, Inc.

     On September 27, 2002, Dixie Health, Inc. (“Dixie”) sued the Company, later adding the Network as a defendant, in the United States District Court for the Middle District of Tennessee at Nashville. Dixie asserts causes of action based upon Summit’s alleged use of trade dress owned by Dixie, arising from events occurring after the Company’s termination of Dixie as a vendor. Dixie asserted violations of the Lanham Act, unfair competition and false advertising, unfair or deceptive acts or practices, and an amount owed on the account. The Company has filed its answer and counterclaim and intends to vigorously pursue its defense.

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

     (b) Reports on Form 8-K:

     The Company filed one report on Form 8-K during the quarter ending September 30, 2003, reporting the following:

     On July 1, 2003, the Company filed a report on Form 8-K stating that on June 30, 2003, two investors exercised warrants previously issued by the Registrant and purchased 1,600,038 shares of the Registrant’s common stock, $.0025 par value, at a purchase price of $2.82 per share (for a total payment to the Registrant of $4,512,107). The warrants were issued on June 30, 2000, and expired if not exercised by the end of the day on June 30, 2003. The warrants granted the investors the right to purchase up to 2,000,000 shares of common stock. The investors purchased 1,600,000 shares of common stock and allowed the warrants for the remaining approximately 400,000 shares to expire.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT AMERICA TELEVISION, INC.

Date: November 14, 2003	By:	/s/ George R. Ditomassi

George R. Ditomassi
Chief Executive Officer
(in his capacities as Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)