Form 10-K
period 2003-12-31
SUMMIT AMERICA TELEVISION INC /TN/
filed 2004-03-15
CIK 810029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2003

Commission file number 0-25596

SUMMIT AMERICA TELEVISION, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State of incorporation)	62-1282758 (IRS EIN)

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $109,503,918 as of June 30, 2003, based on the last sales price reported for that date on the NASDAQ Stock Market.

Number of shares of common stock outstanding as of March 1, 2004 was 44,114,385.

SUMMIT AMERICA TELEVISION, INC.

FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2003

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

     All statements, other than statements of historical fact, contained within this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). In some cases you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “potential,” “expect,” “plan” or the negative of these terms, as well as similar expressions intended to identify forward-looking statements.

     Summit America Television, Inc. (NASDAQ: SATH), which was formerly known as Shop At Home, Inc. (also referred to in this report as the “Company,” “Summit” “we,” or “us”), based these forward-looking statements largely on its current expectations and projections about future events and financial trends affecting the financial condition of its business. These forward-looking statements present our estimates and assumptions only as of the date of this report, without taking into consideration the proposed merger we have announced with The E.W. Scripps Company, and are subject to a number of risks, uncertainties and assumptions about Summit, including, among other things:

•	general economic and business conditions, both nationally and in our markets;

•	our expectations and estimates concerning future financial performance and financing plans, including the revenue expectations and risks associated with our joint venture with Scripps;

•	availability of and costs associated with liquidity;

•	the successful implementation of our business strategy;

•	restrictions imposed by the terms of our indebtedness; and

•	fluctuations in our operating results;

•	continued employment of key personnel and our ability to hire qualified personnel;

•	existing and future regulations affecting our business operations and profitability;

•	the consistent and reliable operation of our broadcasting equipment and the satellite transponders we lease;

•	technological changes in the television industry; and

•	anticipated business trends in the television industry generally.

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

PART I

ITEM 1. BUSINESS

Company Overview

     The Company owns and operates five television stations and holds a 30% interest in Shop At Home Network, LLC, which operates a nationally televised home shopping channel (the “Network”). The Company’s television stations are located in San Francisco (KCNS, Channel 38), Boston (WMFP, Channel 62), Cleveland (WOAC, Channel 67), Raleigh-Durham (WRAY, Channel 30) and Bridgeport, Connecticut (WSAH, Channel 43). Four of these television stations are positioned in the top 20 television markets in the United States, including the Bridgeport, Connecticut, station, which serves a portion of the New York City market.

     The following table sets forth certain information regarding each of the broadcast stations owned by the Company:

	Designated Market	License	Rank
Call	Area	Expiration	of
Sign	(DMA)	Date	DMA

WSAH	New York (1)	6/2007	1
KCNS	San Francisco	12/2006	5
WMFP	Boston	4/2007	6
WOAC	Cleveland	10/2005	17
WRAY	Raleigh	12/2004	29

(1)	While WSAH, Bridgeport, Connecticut, is inside the New York DMA, the station only covers a portion of the market.

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

     On October 31, 2002, the Company sold a 70% interest in the Network (including the assignment of all rights the Company had in the name “Shop At Home”) to a subsidiary of The E.W. Scripps Company (“Scripps”). From the second to the fifth anniversary of the sale date, the Company has the right to require Scripps to purchase its 30% ownership interest in the Network for cash equal to the fair market value. The Company also entered into an affiliation agreement with the Network under which the Company’s television stations carry the Network’s programming through October 2005. Under the terms of this affiliation agreement, the Company’s television stations are required to broadcast all programming provided by the Network on an exclusive basis (subject to Federal Communications Commission (“FCC”) mandated programming requirements), and the Company is presently dependent upon the Network as the Company’s principal source of revenue. The Network has agreed to provide 24-hour over-the-air programming seven days per week. The Company retains the right to terminate this affiliation agreement under certain conditions.

     On October 31, 2002, the Company changed its legal name from “Shop At Home, Inc.” to “Summit America Television, Inc.,” reflecting the change in the Company’s business focus.

     On December 19, 2003, the Company reached a definitive agreement for Scripps to acquire Summit, including Summit’s 30% minority interest in the Network and the Company’s affiliated broadcast television stations.

     The transaction will be structured as a merger and will result in Scripps attaining 100% ownership of Summit and the Network. As a result, Scripps will control and own Summit’s five television stations that broadcast Shop At Home programming. The five television stations reach about 5.4 million cable television households.

     Each share of the Company’s common stock, $0.0025 par value per share, will be exchanged for the right to receive cash in the amount of $4.05, or about $184 million, for the approximately 44 million fully diluted outstanding shares of Summit common stock. Each share of the Company’s Series A Preferred Stock, $10.00 par value per share, will be exchanged for the right to receive cash in the amount of $10.00, plus any accrued and unpaid dividends. Each share of the Company’s Series D Preferred Stock, $10.00 par value per share, will be converted into one share of Preferred Stock of the surviving corporation.

     As part of the merger, Scripps has agreed to forego repayment of a $47.5 million secured loan that Scripps extended to Summit as part of the 2002 Network joint venture. Scripps also has agreed to forego redemption of $3 million in Summit preferred stock that Scripps holds, bringing the total consideration of the merger to about $235 million.

     The merger requires approval by Summit shareholders and appropriate federal regulatory agencies. Assuming no unusual delays in securing the required approvals, the merger should be completed in April 2004.

     The FCC has initiated proceedings to make decisions on a possible auction of 700 MHz spectrum rights. This auction could result in band-clearing proposals from which the Company’s stations in Boston and Cleveland, and a former Company station in Houston, might receive economic proposals to relocate the incumbent broadcast stations owned by the Company. The Company retained a 50% interest in any economic benefit that might accrue to the Houston station.

     The Company was incorporated in June 1986 under the laws of Tennessee, and its principal place of business and executive offices are located at 400 Fifth Avenue South, Suite 205, Naples, Florida 34102. The Company’s telephone number is (786) 206-0047, and its internet address is www.summitamericatv.com.

Employees

     As of December 31, 2003, the Company employed approximately 12 people, and approximately 11 were full-time employees. Management believes it maintains a good relationship with its employees. Presently, no collective bargaining agreements exist between the Company and its employees.

FCC Regulation

General

     The Company’s television broadcast operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). Among other things, the Communications Act empowers the FCC to:

•	determine stations’ operating frequencies, location and power;

•	issue, renew, revoke and modify station licenses;

•	regulate equipment used by stations;

•	impose penalties for violation of the Communications Act or of FCC regulations;

•	impose fees for processing applications and other administrative functions; and

•	adopt regulations to carry out the Communications Act’s provisions.

     The Communications Act also prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without prior FCC approval. Under the Communications Act, the FCC regulates certain aspects of the operation of cable television systems and other electronic media that compete with television stations. Further, the Act prohibits direct or indirect record ownership of a broadcast licensee—or the power to vote more than one-fourth of a licensee’s stock—from being held by aliens, foreign governments or their representatives, or corporations formed under the laws of foreign countries.

Station Licenses

     Under the Communications Act, as amended by the Telecommunications Act of 1996 (the “1996 Act”), the FCC grants television station licenses for terms of up to eight years. The 1996 Act requires renewal of a television license if the FCC finds that:

•	the station has served the public interest, convenience and necessity;

•	there have been no serious violations by the licensee of either the Communications Act or the FCC’s rules and regulations; and

•	there have been no other violations by the licensee of either the Communications Act or the FCC’s rules and regulations which, taken together, constitute a pattern of abuse.

     In making its determination, the FCC cannot consider whether the public interest would be better served by a party other than the renewal applicant. Under the 1996 Act, competing applications for the same frequency may be accepted only after the FCC has denied an incumbent’s application for renewal of a license.

     The current license expiration dates for each of the Company’s television broadcast stations are as follows:

KCNS	December 1, 2006
WMFP	April 1, 2006
WOAC	October 1, 2005
WRAY-TV	December 1, 2004
WSAH	April 1, 2006

Programming and Operations

     FCC rules and policies, and rules and policies of other federal agencies, regulate matters such as network/affiliate relations, cable and DBS systems’ carriage of television programming, political advertising practices, obscene and indecent programming, accessibility of television programming to audience members who are visually or hearing disabled, programming and advertising directed toward children, employment practices, and other areas affecting the business or operations of broadcast stations.

     The Children’s Television Act of 1990 limits the permissible amount of commercial matter in children’s television programs and requires each television station to present educational and informational children’s programming. The FCC’s children’s programming requirements include a requirement that television broadcasters provide a minimum of three hours of children’s educational programming per week. Broadcasters also are required to place “issues/programs lists” in their public inspection files to provide their communities with information on their “public interest” programming.

     In August 2003, FCC Chairman Michael Powell announced that the agency would open an inquiry proceeding to seek comment on a wide range of measures aimed at promoting “localism” in broadcasting. While the Commission has not released a Notice of Inquiry, the “Localism in Broadcasting” initiative has resulted in the creation of a Localism Task Force to conduct studies to measure localism, organize a series of public hearings on localism around the country, and offer recommendations to both the agency and Congress on how to promote localism in television and radio. It is expected that the Commission will evaluate whether certain elements of its regulation of broadcasting—including the license renewal process, the network affiliate rules, political broadcasting mandates, and public interest obligations—should be strengthened or otherwise supplemented to advance localism on the airwaves.

     In October 2002 the FCC adopted new EEO rules that went into effect March 10, 2003. The new rules impose job information dissemination, recruitment and reporting requirements on stations having five or more full time employees. Because none of the Company’s stations currently have the requisite number of employees, they are generally exempt from these new requirements. In its order announcing the new rules, the FCC reaffirmed its rule prohibiting broadcasters from discriminating against individuals on the basis of race, religion, color, national origin or gender.

Cable and Satellite Transmission of Local Television Signals

     The FCC has adopted various regulations to implement provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended by the 1996 Act, governing the relationship between broadcasters and cable operators. Among other matters, these regulations require cable systems to devote a specified portion of their channel capacity to the carriage of the signals of local television stations and permit TV stations to elect between having a right to mandatory carriage on local cable systems, referred to as “must carry rights,” or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission, referred to as “retransmission consent”. The Communications Act and FCC regulations also contain measures to facilitate competition among cable systems, telephone companies and other systems in the distribution of TV signals, video programming and other services.

     In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), which established a copyright licensing system for limited distribution of television programming to DBS viewers and directed the FCC to initiate rulemaking proceedings to implement the new system. SHVIA also extended the current system of satellite distribution of distant network signals to unserved households (i.e., those that do not receive a Grade B signal from a local network affiliate).

     As part of those rulemakings, the FCC established a market-specific requirement for mandatory carriage of local television stations, similar to that applicable to cable systems, for those markets in which a satellite carrier chooses to provide any local signal, beginning January 1, 2002. Stations in affected markets were required to select either must carry or retransmission consent rights by July 1, 2001. Further, until 2006, those broadcasters selecting retransmission consent (as opposed to must carry rights) are required to meet certain “good faith” requirements in negotiating for carriage rights. The July 1, 2001 election is effective from January 1, 2002 to December 31, 2005.

     In December 2001, a panel of the U.S. Court of Appeals for the Fourth Circuit upheld the federal law that requires DBS carriers to carry the signals of all local television stations in markets where they elect to carry any local signals. The court also upheld an FCC rule that permits DBS operators to offer all local television stations on a single tier or on an a la carte basis.

Digital Television Service

     In April 1997, the FCC adopted rules for implementing digital television (“DTV”) service in the United States, which will improve the technical quality of television signals received by viewers and give television broadcasters the ability to provide new services, including high-definition television.

     On April 3, 1997, a second channel on which to initially provide separate DTV programming or simulcast its analog programming was assigned to all broadcasters holding a license or construction permit for a full-power television station. These second channels are assigned for an eight-year transition period scheduled to end in 2006. Stations with granted FCC construction permits were required to construct their DTV facilities and be on the air with a digital signal according to a schedule set by the FCC based on the type of station and the size of the market in which it is located. Under current FCC rules KCNS, WOAC and WRAY-TV were required to construct DTV facilities and commence operations by May 2002. The FCC has not yet granted either WSAH or WMFP a construction permit and those stations therefore have not constructed their DTV facilities or commenced DTV operations.

     At the end of the DTV transition period, analog television transmissions will cease and DTV channels will be reassigned to a smaller segment of the broadcasting spectrum comprising channels 2-51. Although the FCC has targeted December 31, 2006 as the date by which all television broadcasters must return their analog licenses, the Balanced Budget Act of 1997 allows broadcasters to keep both their analog and digital licenses until at least 85% of the television households in their respective markets can receive a digital signal. During the transition, broadcasters are required to “simulcast” the traditional free, analog, over-the-air broadcast service on their digital channels as follows: currently, broadcasters must simulcast 50% of the traditional broadcast service on their digital spectrum; as of April 2004, they must simulcast 75% of the traditional broadcast service; as of April 2005, they must simulcast 100% of the traditional broadcast service.

     When the FCC adopted service rules for the digital television transition, it stated that it would periodically review the transition’s progress. In its first review, completed in 2001, the Commission decided to permit broadcasters to construct initial minimal DTV facilities (i.e., facilities that only cover their cities of license) while retaining interference protection for their allotted and maximized facilities. KCNS, WOAC and WRAY-TV are operating at reduced power pursuant to such authority.

     In January 2003, the FCC opened its second periodic review of the DTV transition. In this ongoing review, the Commission is revisiting several of the issues addressed in 2001 and considering a number of new matters. These include:

•	Setting a date by which broadcasters operating with minimal (e.g. reduced power) DTV facilities must either provide service to their full authorized coverage areas or else lose interference protection to the unserved areas;

•	Deciding when commercial broadcasters with both analog and digital channel assignments within the DTV core spectrum (channels 2-51) must choose their permanent post-transition DTV channel;

•	Determining whether the FCC’s simulcasting requirement should be retained, revised, or removed; and

•	Establishing the criteria and methodology for determining when a broadcaster must return its analog spectrum (i.e. selecting measurement standards to determine when 85% of TV households in a station’s service area can receive the broadcaster’s digital signal).

This review remains pending and the Company cannot predict its outcome. The FCC will continue to review the progress of DTV periodically and make adjustments to the 2006 target date, if necessary.

     In addition, in April 2002, FCC Chairman Michael Powell challenged the broadcast, cable, satellite and consumer electronics industries to take certain voluntary actions designed to speed the DTV transition. Although members of the broadcast, cable and satellite industries quickly made commitments to comply with Chairman Powell’s proposals, the consumer electronics industry was reluctant to embrace the plan. Accordingly, the FCC found it necessary to formally mandate a phased-in DTV tuner requirement. Under the new requirements, all new television sets 13 inches and larger and all TV interface devices (VCRs, etc.) must include the capability of tuning and decoding over-the-air digital signals by 2007.

     In January 2001, the FCC issued a preliminary decision regarding the carriage (“must carry”) rights of digital television broadcasters on local cable and certain Direct Broadcast Satellite (“DBS”) systems. Although the FCC deferred making a decision as to whether broadcasters are entitled to simultaneous carriage of both their digital and analog signals during the transition to DTV, the FCC did determine the following:

•	Digital-only television stations may immediately assert carriage rights on local cable systems;

•	Television stations that return their analog spectrum and convert to digital operations are entitled to must carry rights; and

•	A digital-only station asserting must carry rights is entitled only to carriage of a single programming stream and other “program-related” content, regardless of the number of programs it broadcasts simultaneously on its digital spectrum.

Several parties filed petitions for reconsideration of various parts of the FCC’s DTV must carry decision. Those petitions remain pending before the agency and the Company cannot predict what changes, if any, the FCC will make to its DTV must carry rules on reconsideration.

     In addition to digital must carry rights, another area of major concern for the DTV transition involves the technical standards needed to ensure that digital television sets can connect to cable systems. In December 2002, the cable and consumer electronics industries filed a Memorandum of Understanding (“MOU”) with the FCC detailing an agreement on a cable compatibility standard for an integrated, one-way digital cable television receiver, as well as other unidirectional digital cable products. On September 10, 2003 the FCC adopted “plug-and-play” rules for cable adaptability that are substantially similar to those proposed in the MOU. Under these rules, consumers will be able to plug their cable directly into their digital televisions, without the need for a set-top box. These rules cover one-way programming only, and the cable and electronics industries continue to work towards an agreement on two-way “plug-and-play” standards that would eliminate the need for set-top boxes for advanced services such as video on demand, impulse pay-per-view, and cable operator-enhanced electronic programming guides. The Company cannot predict the outcome of those negotiations.

     More recently, the FCC issued a decision regarding how over-the-air digital broadcasts may be protected from unauthorized copying and distribution. Specifically, on November 4, 2003, the Commission adopted anti-piracy protection for digital television in the form of a “broadcast flag” mechanism. A broadcast flag is a digital code that can be embedded into a digital broadcasting stream. This will allow a broadcaster to prevent mass distribution of its digital signal over the Internet, without affecting consumers’ ability to make digital copies. The broadcast flags may be used at the discretion of the broadcaster. The Commission also adopted a Further Notice of Proposed Rulemaking seeking comment on a permanent objective process for the approval of digital recording and output content protection technologies that will foster innovation and marketplace competition. This proceeding remains pending, and the Company cannot predict its outcome.

     In December 1999, the FCC commenced a proceeding seeking comment on the public interest obligations of television broadcast licensees in the DTV era. Specifically, the FCC requested information in four general areas:

•	The new flexibility and capabilities of digital television, such as multiple channel transmission;

•	Service to local communities, including information on public interest activities and disaster relief;

•	Enhancing access to the media by persons with disabilities and using DTV to encourage diversity in the digital era; and

•	Enhancing the quality of political discourse.

In commencing the proceeding, the FCC did not propose specific new rules or policies, but stated that it was seeking to create a forum for public debate on how broadcasters can best serve the public interest during and after the transition to DTV. In early 2003, the Commission called for further comments to update the record on the public interest issues, particularly with regard to multicasting obligations. This proceeding remains pending, and the Company cannot predict its outcome.

     In addition, the FCC has commenced, but not completed, a proceeding specifically addressing the children’s programming obligations of DTV broadcast licensees and how the current children’s programming rules should apply to DTV. In this proceeding, the FCC is considering a number of measures that might increase licensees’ current obligation to air at least three hours of educational programming per week.

Ownership Rules

     The FCC’s broadcast ownership rules limit the ownership, operation or control of, as well the “attributable” interests or voting power in: (1) television stations serving the same area; (2) television stations and daily newspapers serving the same area; and (3) television stations and radio stations serving the same area. The rules also limit the aggregate national audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold office or have more than a specified interest or percentage of voting power. Pursuant to the 1996 Act, and recent appropriations legislations, the FCC must review all of its broadcast ownership rules every four years to determine if they remain necessary in the public interest.

     On June 2, 2003, the FCC modified several of its rules governing the ownership of television stations and other media outlets in local and national markets. The modified rules are currently subject to further FCC and judicial review as well as possible congressional action. Specifically, multiple petitions for review of the Commission’s June 2 decision have been consolidated in an appellate proceeding before the U.S. Court of Appeals for the Third Circuit. In September 2003, the Third Circuit issued a stay order preventing the FCC from putting the new media ownership rules into effect pending the outcome of the appeal proceeding. As a result, the former media ownership rules will remain in effect at least until the Court issues a decision. Further, there are several legislative efforts currently in process that ultimately may alter or roll back the new media ownership rules. It is presently difficult to predict how the ownership rule modifications will impact the broadcasting industry generally or the Company specifically.

     The following describes the FCC’s broadcast ownership rules directly affecting the Company prior to the FCC’s June 2, 2003 decision, and the changes that will occur if the new rules become effective:

Local TV Ownership Rule

•	Pre-Existing Rule:	Permits common ownership of two commercial television stations with overlapping Grade B contours within a single DMA if (1) eight or more independently owned, full-power, and operational commercial and noncommercial TV stations will remain in the market after the merger and (2) at least one of the stations is not ranked among the top four in the market based on audience share (“top four” standard). Waivers are permitted in the case of failed, failing and unbuilt stations.

•	New Rule:	Permits a company to own two TV stations in any market (DMA) with at least five television stations, but retains the top four standard. In the largest markets (18 or more TV stations), the new rule allows a company to own three TV stations so long as no more than one is among the market’s top four. In addition to retaining the failed, failing, and unbuilt station waiver standard, the new rule also allows parties to seek waivers of the “top four” restriction in markets with 11 or fewer stations.

Attribution Rules

     Pursuant to FCC rules adopted in August 1999, as modified slightly on January 2001, the following positions and interests generally are considered “attributable” for purposes of the agency’s broadcast ownership restrictions:

•	All officers and directors of a licensee and its direct or indirect parent(s);

•	Voting stock interests of at least 5%;

•	Stock interests of at least 20%, if the holder is a passive institutional investor (investment companies, banks, insurance companies);

•	Any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; and

•	Equity and/or debt interests which in the aggregate exceed 33% of a licensee’s total assets, if the interest holder supplies more than 15% of the station’s total weekly programming, or is a same-market broadcast company, cable operator or newspaper.

     The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, other applicable statutes or the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are pending before and are considered by Congress and federal regulatory agencies from time to time. The Company cannot predict the effect of existing and proposed federal legislation, regulations and policies on its business. Also, several of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its business.

Available Information

     The Company’s internet website, www.summitamericatv.com, provides a broad range of information to investors and the interested public regarding the five owned and operated broadcast television stations, the Company’s asset profile, and its directors and executive leadership. It also provides full access to all of the Company’s news releases, its periodic reports and all amendments filed with the Securities and Exchange Commission, including current reports on Form 8-K, quarterly reports on Form 10-Q, and annual reports on Form 10-K. As soon as reasonably practicable after the Company files or furnishes these reports with the SEC, electronic copies of these reports are available free of charge on the Company’s website under “Public Filings.” All materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, and information on the operation of the Public Reference Room may be obtained by the SEC at 1-800-SEC-0330. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers (including Summit) that file such information electronically with the SEC.

ITEM 2. PROPERTIES

     The Company leases all of its office and television station real estate, including all of the transmitter towers, with the exception of the television transmitter tower serving WOAC (Cleveland), which is owned.

     Management believes that its leased and owned properties are in reasonably good working condition.

ITEM 3. LEGAL PROCEEDINGS

Classic Collectibles, LLC

     A lawsuit was filed against the Company in January 2000 by a former vendor, Classic Collectibles, LLC, in state Chancery Court in Chattanooga, Tennessee. The vendor alleged that the Company improperly canceled certain orders, that certain amounts it paid to the Company under a written agreement should be refunded, and that certain amounts were left owing on the account. The vendor also claimed entitlement to alleged lost profits of approximately $2 million, asserting the Company did not provide an amount of broadcast network time in 1999 that the vendor alleged was orally promised in connection with the written agreement. A jury trial began for this case in September 2003 and ended in a mistrial. The matter has been set for trial again in April 2004. The Company continues to vigorously defend this matter.

Dixie Health, Inc.

     On September 27, 2002, Dixie Health, Inc. (“Dixie”) sued the Company, later adding the Network as a defendant, in the United States District Court for the Middle District of Tennessee at Nashville. Dixie asserts causes of action based upon Summit’s alleged use of trade dress owned by Dixie, arising from events occurring after the Company’s termination of Dixie as a vendor. Dixie asserted violations of the Lanham Act, unfair competition and false advertising, unfair or deceptive acts or practices, and an amount owed on the account. The Company has filed its answer and counterclaim and is vigorously pursuing discovery and defense.

Other Matters

     The Company is also subject to legal actions arising in the ordinary course of its business. The Company believes that the ultimate outcome of these actions is not likely to have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5. MARKET FOR SUMMIT AMERICA TELEVISION’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Trading History

     The Company’s common stock is quoted in the NASDAQ National Market under the symbol “SATH.”

     The range of market prices for the Company’s common stock during the two most recent years, as reported by the high and low closing prices on the NASDAQ National Market, are as follows.

	HIGH	LOW
Ended June 30, 2002
First Quarter	$3.38	$1.91
Second Quarter	3.05	1.85
Third Quarter	3.65	2.50
Fourth Quarter	3.22	2.00
TRANSITION PERIOD
Ended December 31, 2002
Third Quarter	$2.79	$1.44
Fourth Quarter	2.80	2.19
Ended December 31, 2003
First Quarter	$2.80	$2.06
Second Quarter	3.26	2.20
Third Quarter	3.23	2.75
Fourth Quarter	3.95	2.79

Equity Holders

     As of March 1, 2004, there were approximately 645 owners of the Company’s common stock of record.

Payment of Dividends

     The Company has not declared or paid any dividends on its Common Stock in the two most recent fiscal years. The Company does not anticipate declaring or paying any dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be made at the discretion of the Company’s Board of Directors and will depend on then-existing conditions, including its financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table provides information as of December 31, 2003, regarding the options outstanding and available under the Company’s 1999 Employee Stock Option Plan and under the stock incentive plan adopted for eligible employees in 1991.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan Category	warrants and rights	rights	reflected in column (a))

Equity compensation plans approved by security holders	3,003,250	2.58	2,974,900

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included as Item 8. The statements of operations and balance sheet data set forth below as of and for each of the four years ended June 30, and as of and for the six months ended December 31, 2002, and as of and for the year ended December 31, 2003, are derived from the audited financial statements of the Company.

For factors affecting the comparability of Selected Financial Data, refer to Item 7 and the footnotes below.

	Year
	Ended	Six Months Ended
	December 31,	December 31,		Years Ended June 30,

	2003	2002	2001	2002	2001	2000	1999

			unaudited	(in thousands, except per share data)
Statements of Operations Data:
Net revenues	$6,705	$68,220	$92,623	$195,840	$177,615	$201,556	$150,399
Cost of goods sold	—	44,506	59,877	127,260	122,353	133,751	93,396
Other operating expenses (6)	6,453	37,318	43,353	90,685	98,448	79,153	53,726
Non-recurring expenses (1)	—	—	—	837	—	—	986
Other (income) expense (4)	—	(43,396)	4	12	(48,992)	154	46
Loss on extinguishment of debt	—	7,440	—	—	—	—	—
Loss on unconsolidated subsidiary	1,306	1,044	—	—	—	—	—
Interest income	150	196	271	552	906	749	656
Interest expense	3,008	4,924	5,441	10,878	11,875	9,663	8,932

Income (loss) from continuing operations before income taxes	(3,912)	16,580	(15,781)	(33,280)	(5,163)	(20,416)	(6,031)
Income tax expense (benefit)	(1,443)	6,058	(5,365)	(10,652)	262	(7,709)	(2,492)

Income (loss) from continuing Operations	(2,469)	10,522	(10,416)	(22,628)	(5,425)	(12,707)	(3,539)
Income (loss) from discontinued operations of CET (3)	—	—	—	—	(598)	(786)	235
Loss on disposal of CET (3)	—	—	—	—	(2,864)	—	—

Income (loss) before cumulative effect of accounting change	(2,469)	10,522	(10,416)	(22,628)	(8,887)	(13,493)	(3,304)
Cumulative effect of accounting change (7)	—	—	—	—	(1,359)	—	—

Net income (loss)	(2,469)	10,522	(10,416)	(22,628)	(10,246)	(13,493)	(3,304)
Preferred stock accretion and dividends	89	68	—	—	8,156	6	14

Net income (loss) available for common Shareholders	$(2,558)	$10,454	$(10,416)	$(22,628)	$(18,402)	$(13,499)	$(3,318)

Weighted average common shares – basic	43,228	42,014	41,832	41,861	36,311	30,490	23,771
Weighted average common shares – dilutive	43,228	42,345	41,832	41,861	36,311	30,490	23,771
Basic earnings (loss) per share from continuing operations (2)	$(0.06)	$0.25	$(0.25)	$(0.54)	$(0.37)	$(0.42)	$(0.15)
Diluted earnings (loss) per share from continuing operations (2)	$(0.06)	$0.25	$(0.25)	$(0.54)	$(0.37)	$(0.42)	$(0.15)
Cash dividends per share of common stock	$—	$—	$—	$—	$—	$—	$—
Balance Sheet Data:
Working capital	$2,104	$244	$15,332	$944	$8,579	$16,806	$(17,646)
Total assets	118,633	117,129	187,835	178,080	180,017	227,294	170,697
Current liabilities	1,420	2,435	29,726	32,247	28,785	45,468	48,364
Long-term debt and capital leases, less current portion	50,537	47,500	92,705	92,596	75,484	84,336	75,893
Redeemable preferred stock (5)	—	3,037	161	145	161	12,504	834
Stockholders’ equity	66,653	64,157	65,243	53,092	75,587	84,986	45,297

(1)	These expenses relate to debt offering expenses of an offering not completed (2002) and the grand opening of the Company’s Nashville headquarters (1999).

(2)	For details of the calculation of basic and dilutive earnings per share, see Note 13 to the consolidated financial statements.

(3)	CET is an abbreviation for “Collector’s Edge of Tennessee, Inc.”

(4)	Other income for the six months ended December 31, 2002, includes a gain of $43,396 on the sale of a 70% interest in the Shop At Home Network. See Note 1 to the consolidated financial statements. Other income for 2001 includes a gain of $48,929 related to the sale of the Company’s Houston television station, KZJL(TV). See Note 18 to the consolidated financial statements.

(5)	Statement of Financial Accounting Standards No. 150 was adopted in 2003, which required reclassification of mandatorily redeemable preferred stock as long-term debt. See Note 2 to consolidated financial statements.

(6)	Effective July 1, 2001, the Company adopted Statement of Accounting Standards No. 142 and accordingly discontinued amortization of the television station licenses. See Note 4 to consolidated financial statements.

(7)	Cumulative effect of adopting Staff Accounting Bulletin No. 101 in 2001. See Note 2 to consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the Company’s consolidated financial statements and related notes included elsewhere herein.

Executive Summary

     The fiscal year ended December 31, 2003, was the first full year of Company operations after the sale by the Company in October 2002 of a 70% interest in the Network to a subsidiary of Scripps. Prior to that sale, the Company’s revenues consisted of the Network’s retail sales of various consumer products. For the fiscal year ended June 30, 2002, the Company’s net revenues were approximately $195.8 million. Following October 2002, the Company’s principal assets consisted of its 30% interest in the Network and five television stations, and its revenues consisted primarily of fees paid to the television stations by the Network for the carriage of the Network’s programming. The Company’s net revenues for the current fiscal year were approximately $6.7 million. Because the Company was fundamentally different after October 2002, comparisons between the current fiscal year and prior fiscal years may not be meaningful.

     In the fiscal year ended December 31, 2003, the Company had a net loss of $2.5 million, which resulted primarily from operating expenses of $6.5 million, interest expenses of $3.0 million, and a loss of $1.3 million from the operations of the Network.

     The Company entered into an agreement in December 2003 to merge with a newly-organized subsidiary of Scripps. Under the merger agreement, Scripps will acquire the remaining 30% of the Network and the Company’s five television stations in return for a payment of $4.05 in cash for each share of common stock of the Company issued and outstanding, or about $184 million, for approximately 44 million fully diluted outstanding shares of Company common stock. As part of the transaction, Scripps has agreed to forego repayment of a $47.5 million secured loan that Scripps extended to the Company as part of the 2002 acquisition of the 70% interest in the Network. Scripps also has agreed to forego redemption of $3 million in Company preferred stock that Scripps holds, bringing the total consideration of the transaction to about $235 million.

     The merger is expected to close during April 2004.

     While the Company believes the merger is likely to close, in the event the acquisition of the Company by Scripps does not occur, the Company will need additional cash during the 2004 fiscal year. The Company believes that it would be able to obtain these funds from any one of a number of sources, including the proceeds of a commercial loan, sale of additional equity, sale of assets, or renegotiation of its programming affiliation agreements.

Critical Accounting Policies and Estimates

     The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management continually evaluates its estimates and assumptions. Management bases its estimates and assumptions on historical information and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of its consolidated financial statements:

     The carrying value of the Company’s television station licenses is tested for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. If an impairment test indicates that the carrying value of the television station licenses is impaired, the carrying value of the television station licenses is reduced by the amount by which the carrying value exceeds the fair value of the television station licenses. The implied fair value of the television station licenses are based upon assumptions which may prove to be untrue in the future.

     The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for its valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in an amount in excess of the net recorded amount, an adjustment to the valuation allowance would decrease income tax expense in the period such determination was made. If it was determined that future taxable income and that planning strategies were not likely to materialize, significant additional valuation allowances could result with corresponding changes in the tax provision. During the second quarter of the calendar year, the Company rescinded certain transactions that it had previously authorized. The Company believes that no tax liability arose out of the rescission of such transactions. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future or should such rescission be found to be ineffective for tax purposes, in whole or in part, there would be an increase in income tax expense, which increase could be material.

Results of Operations

     The following table sets forth for the periods indicated the percentage relationship to net revenues of certain items included in the Company’s Statements of Operations:

	Year Ended			Years Ended
	December 31,	Six Months Ended December 31,		June 30,

	2003	2002	2001	2002	2001

			Unaudited
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	—	65.2	64.6	65.0	68.9
Salaries and wages	11.3	11.7	9.5	9.0	12.5
Transponder and affiliate charges	—	24.6	20.9	21.1	22.4
General and administrative expenses	74.7	12.8	10.2	10.2	12.6
Depreciation and amortization	10.3	5.7	6.3	6.0	7.9
Loss on extinguishment of debt		10.9	—	—	—
Offering expenses	—	—	—	0.4	—

Total operating expenses	96.2	130.9	111.5	111.7	124.3
Interest income	2.2	0.3	.03	0.3	0.5
Interest expense	(44.9)	(7.2)	(5.9)	(5.6)	(6.7)
Gain on sale of Network/Station	—	63.6	—	—	27.6
Income (loss) on unconsolidated Subsidiary	(19.5)	(1.5)	—	—	—

Income (loss) from continuing operations before income taxes	(58.4)	24.3	(17.0)	(17.0)	(2.9)
Income tax expense (benefit)	(21.5)	8.9	(5.8)	(5.4)	0.1

Income (loss) before discontinued Operations	(36.8)	15.4	(11.2)	(11.6)	(3.0)
Discontinued operations, net of tax	—	—	—	—	(2.0)
Income (loss) before cumulative effect of accounting change	(36.8)	15.4	(11.2)	(11.6)	(5.0)
Cumulative effect of accounting change	—	—	—	—	(0.8)

Net income (loss)	(36.8)%	15.4%	(11.2)%	(11.6)%	(5.8)%

Sale of Network Assets to Scripps in 2002

     On October 31, 2002, the Company closed the sale of its 70% interest in the Network to Scripps. The Company retains a 30% interest in the Network and also retains ownership of its five full-power television stations, certain wireless spectrum assets and tax-loss carry-forward benefits.

     The closing was completed in accordance with the terms of a Share Purchase Agreement between the Company and Scripps dated August 14, 2002, and approved by the Company’s shareholders on October 30, 2002. Pursuant to the Purchase Agreement, the Company transferred the business operations of its television and internet home shopping network to an operating company (known as Shop At Home Network, LLC) in a two-tier holding company structure. The Network received substantially all the assets of the television and internet home shopping network and assumed certain of its current liabilities, as well. As part of the transaction, the Company retired its obligations under a $17.5 million senior credit facility and its $75.0 million of 11% Senior Secured Notes due 2005, but retained certain liabilities associated with pending litigation and certain other contractual obligations. The Company sold to Scripps a 70% interest in the Network for a cash purchase price of $49.5 million, and the Company retained $3.0 million in cash.

     In addition, Scripps loaned $47.5 million to the Company payable in three years. The loan accrues interest at the fixed annual rate of 6%, payable quarterly. The payment and performance of the loan is secured by the Company’s assignment of its 30% interest in the Network and a security interest in the assets of the Company’s television stations located in the Boston, San Francisco and Cleveland markets.

     The Company has entered into a three year affiliation agreement with the Network, under which the Company agrees to carry the Network’s programming on its five television stations. The Company has reserved the right to terminate the affiliation agreement at any time upon (conditioned upon providing six months advance notice to the Network).

     In addition, on August 15, 2002, Scripps purchased from the Company its newly authorized Series D Senior Redeemable Preferred Stock for an aggregate purchase price of $3,000,000. The Series D shares will mature on April 15, 2005, at which time the Company will be obligated to redeem the shares for a price equal to their original purchase price plus accrued and unpaid dividends. Dividends of 6% are payable quarterly, and the Company has the right to defer payment of the dividends until maturity. The Series D shares are not convertible to any other shares of capital stock of the Company and have no voting rights (except any rights or privileges conveyed by statute). The Series D shares also carry a liquidation preference to the Company’s Common Stock and are on parity with the Company’s outstanding shares of Series A Preferred Stock. Other than the Series A and Series D shares, the Company has no other series of preferred stock outstanding.

Twelve Months ended December 31, 2003

     Because the Company sold a 70% interest in the Network on October 31, 2002, a comparison of the results of operations of the Company for the twelve months ended December 31, 2003, with prior periods may not be meaningful. Accordingly, the following discussion concerns the results of operations of the Company for the year ended December 31, 2003, without comparison to a prior period.

     The Company’s net revenues for the twelve months ended December 31, 2003, were $6.7 million, substantially all of which were payments under an affiliation agreement between Summit and the Network for carriage of the Network’s programming on the Company’s five television stations. The affiliation agreement can be terminated at any time by the Company. The Company believes that it could receive higher affiliation payments from either the Network or another programmer if the Company is willing to agree to a longer term affiliation agreement.

     Salaries and wages for the twelve months ended December 31, 2003, were $0.8 million, reflecting the fact that the Company has only about 12 employees including only two or three employees at its largely automated television station facilities. During 2003, the Company reduced the number of its television station personnel to lower its compensation expenses but has little ability to make further reductions due to FCC-imposed restrictions regarding station personnel.

     General and administrative expenses for the twelve months ended December 31, 2003, were $5.0 million. These expenses primarily reflect the operational costs of the Company’s television stations, the largest items of which are rent and utility costs and which are mostly fixed costs. These expenses also reflect corporate overhead, the largest items of which are insurance, legal and accounting expenses. Reduction or control of these expenses is a priority for the Company, and it has some capacity to reduce these costs, although some costs are difficult to effectively limit or control. Insurance costs, for example, are dependent to some extent upon market conditions and claims experience. Legal expenses are subject to some factors beyond the Company’s immediate control, such as litigation against the Company and unexpected legal issues that arise from time to time.

     Interest expense during the period was $3.0 million and is substantially the result of interest paid on the $47.5 million loan made to the Company by Scripps. Interest on this loan accrues at a fixed rate of 6%. Loss of unconsolidated subsidiary of $1.3 million during the period represents the Company’s 30% share of the operational results of the Network until such point that the carrying value of the investment in the Network was reduced to zero.

Six Months Ended December 31, 2002, compared with Six Months Ended December 31, 2001

     Net Revenues. The Company’s net revenues for the six months ended December 31, 2002, were $68.2 million, a decrease of 26.3% over net revenues of $92.6 million for the period ended December 31, 2001. This decrease is attributable to the sale of 70% of the Network to Scripps completed on October 31, 2002. Retail sales through the television network accounted for 88.0% of net revenues. Affiliate fee income from the Company’s owned television stations contributed 1.6% of net revenues. The remaining 10.4% of net revenues was derived from shopathometv.com. Returns of merchandise increased to a rate of 22.3% of gross sales from 18.1% in the prior year. Affiliate fee income became the Company’s chief revenue source effective October 31, 2002, with the sale of the Network assets.

     Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and freight. For the six months ended December 31, 2002, the cost of goods sold as a percentage of net revenues increased to 65.2% from 64.6% for the six months ended December 31, 2001. Cost of goods expense included a markdown of $1.1 million on sports inventory.

     Salaries and Wages. Salaries and wages for the six months ended December 31, 2002, were $8.0 million, a decrease of 9.5% compared to the six months ended December 31, 2001. The decrease in salaries is primarily due to the sale of Network assets, partially offset by $1.3 million of compensation expense occurring upon the sale of the Network and triggered by the change in control termination provisions of executive employment agreements.

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

     Gain on sale of Network. Gain on sale of the Network resulted from the sale, on October 31, 2002, of 70% of the Network to Scripps. After October 31, 2002, the Company reports its share of the operations of the Network utilizing the equity-method of accounting rather than consolidating the results of the Network in the Company’s financial statements.

     Loss on unconsolidated subsidiary. Loss on unconsolidated subsidiary represents the Company’s 30% share of the operational results after the sale of the Company’s 70% of the Network to Scripps on October 31, 2002.

     Interest Income. Interest income from cash and cash equivalents for the six months ended December 31, 2002, was $0.2 million compared to $0.3 million in six months ended December 31, 2001. The decrease in interest income was due to lower average cash balances and interest rates.

Year Ended June 30, 2002, compared with Year Ended June 30, 2001

     Net Revenues. The Company’s net revenues for the year ended June 30, 2002, were $195.8 million, an increase of 10.3% over net revenues of $177.6 million for the year ended June 30, 2001. The core business of retail sales through the television network accounted for 89.9% of net revenues. The remaining 10.1% of net revenues were derived from shopathometv.com. Returns of merchandise decreased to a rate of 18.3% of gross sales from 25.6% in the prior year. The increase in net revenues is attributable to a greater number of television households reached as well as more informative, precise on-air presentations resulting in fewer returns of merchandise.

     Cost of Goods Sold. Cost of goods sold represents the purchase price of merchandise and freight. For the year ended June 30, 2002, the cost of goods sold as a percentage of net revenues decreased to 65.0% from 68.9% for the year ended June 30, 2001. The improvement was due to better merchandise planning and price negotiations with suppliers.

     Salaries and Wages. Salaries and wages for the year ended June 30, 2002, were $17.7 million, a decrease of 19.9% compared to the year ended June 30, 2001. Salaries and wages as a percentage of revenues decreased to 9.0% from 12.5%. The improvement was due to the absence of any significant severance payments (in the prior year, the Company made a $3.2 million severance payment to its former CEO) as well as this year’s reduction in average headcount. Average headcount declined due to various cost containment initiatives implemented by the Company through the year.

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

     Income Tax (Benefit) Expense. Income tax benefit from continuing operations was $10.7 million for the year ended June 30, 2002, versus a tax expense of $0.3 million in 2001. The expense in 2001 was the result of a full valuation allowance being recorded against the Company’s state net operating loss carryforward. Due to the length of time until the expiration date of the federal net operating loss carryforwards and the value of the Company’s commercial television stations, management does not deem it necessary to provide a valuation allowance against its federal net operating loss carryforwards.

     Other Income. On March 20, 2001, the Company sold its Houston television station KZJL for $57.0 million. The gain recognized on the sale was the result of the proceeds less $6.8 million for the net book value of fixed assets and license cost and $1.3 million in closing costs. There were no sales of stations in 2002.

     Discontinued Operations. In December 2000, the Company discontinued the operations of its subsidiary, Collector’s Edge of Tennessee, Inc. (“CET”). This resulted in a loss of $3.5 million, net of applicable tax benefits, for the year ended June 30, 2001.

     Cumulative Effect of Accounting Change. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, the Company changed its method of recording sales to customers in 2001. Beginning in 2001, the Company recognized sales at the point of delivery rather than at the point of shipment. As a result, the Company reduced revenue for the products that were shipped at the end of the period but not received by the customer by recording a cumulative effect of an accounting change of $1.4 million (net of a tax benefit of $0.8 million) for the effects through June 30, 2000.

Liquidity and Capital Resources

     The Company had approximately $2.8 million cash on hand at December 31, 2003. Management believes that the affiliate fee income from its owned television stations, as currently structured, along with cash on hand will be sufficient to fund capital expenditures, operating expenses and interest payments through the second quarter of 2004, at which time the Company may be required to obtain additional cash to fund Company operations. The Company may be required to borrow or to obtain from other sources up to $6 million for general corporate purposes and to fund its projected capital expenditures.

     Management believes that the funding described in the above paragraph will be reasonably obtainable. If the merger with Scripps is completed, which the Company expects to occur during April 2004, the Company will become a wholly-owned subsidiary of Scripps, and Scripps will be responsible thereafter for the Company’s future funding requirements. In the event the Scripps merger does not close, or is subject to some delay, and the Company has a need to obtain cash to continue to fund its operations, the Company believes that such funds could be reasonably obtainable through one or a combination of the following sources:

•	Currently, two of the Company’s five television stations are not pledged as collateral for other debt of the Company and would be available to secure a commercial loan, although there is no assurance the Company could obtain this financing on terms and conditions acceptable to the Company.

•	The Company might also be able to raise additional cash through the sale of equity securities to existing shareholders or third parties, although there is no assurance that buyers for such securities are available at a reasonable price.

•	The Company also has the option to sell one or more of its assets, including its television stations, to raise additional cash, although such a sale would take several months or longer to close.

•	The Company might also increase its revenues by renegotiating the affiliation agreement covering the Company’s stations to modify its terms and extend its expiration date.

     The Company’s future contractual obligations and commitments at December 31, 2003, consist of the following:

		PAYMENTS DUE BY PERIOD
		LESS
		THAN	1 - 2		OVER
	TOTAL	1 YEAR	YEARS	3 – 4 YEARS	4 YEARS
(In thousands)
Long-term debt	$47,500	$—	$47,500	$—	$—
Redeemable preferred stock	3,000	—	3,000	—	—
Operating lease obligations	2,082	812	887	348	35

	$52,582	$812	$51,387	$348	$35

     In addition to the above commitments, the Company has 3,718 shares of redeemable preferred stock outstanding at December 31, 2003. Any holder of any shares of Series A Preferred Stock may require the Company to redeem all or any portion of the Series A Preferred Stock for a redemption price per share of $10.00 plus accrued and unpaid dividends. The Series A Preferred Stock is convertible at any time into shares of the Company’s common stock at a ratio of one share of common stock for one share of Series A Preferred Stock. Holders of the Series A Preferred Stock are entitled to receive, but only when declared by the Board of Directors, cash dividends at the rate of $0.10 per share per annum.

Proposed Merger with Scripps

     On December 19, 2003, the Company entered into a definitive merger agreement with Scripps to acquire the business and properties of the Company, including Summit’s 30% minority interest in the Network and its Network-affiliated broadcast television stations.

     Each share of the Company’s common stock, $0.0025 par value per share, will be exchanged for the right to receive cash in the amount of $4.05, or about $184 million, for approximately 44 million fully diluted outstanding shares of the Company’s common stock. Each share of the Company’s Series A Preferred Stock, $10.00 par value per share, will be exchanged for the right to receive cash in the amount of $10.00, plus any accrued and unpaid dividends. Each share of the Company’s Series D Preferred Stock, $10.00 par value per share, will be converted into one share of Preferred Stock of the surviving corporation.

     As part of the transaction, Scripps has agreed to forego repayment of a $47.5 million secured loan that Scripps extended to the Company as part of the 2002 Network joint venture transaction. Scripps also has agreed to forego redemption of $3 million in Summit preferred stock that Scripps holds, bringing the total consideration of the transaction to about $235 million.

     The merger will result in Scripps attaining 100% ownership of the Company and of the Network. Scripps will then control and own the Company’s five television stations that broadcast Network programming in key major metropolitan markets, including San Francisco, Boston, Cleveland, Bridgeport, Conn., and Raleigh-Durham. The five television stations reach an estimated 5.4 million cable television households.

     The transaction requires approval by Summit shareholders at a special shareholders meeting scheduled for March 30, 2004, as well as approval by appropriate federal regulatory agencies. Assuming no unusual delays in obtaining the required approvals, the transaction should be completed in April 2004.

Capital Expenditures

     The Company projects capital expenditures during 2004 of approximately $2.2 million, primarily for digital transmission facilities at three of its stations and for maintaining and upgrading equipment and facilities in the normal course of business

New Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between this Statement and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated balance sheet or consolidated statements of operation.

     In November 2002, the FASB issued Interpretation No.  (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 . The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provisions of FIN 45 are applicable to the guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 were effective December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated balance sheet or consolidated statements of operation.

     In December 2003, the FASB issued FIN 46 (revised 2003), “Consolidation of Variable Interest Entities.” This interpretation, which replaces FIN 46, addresses consolidation by business enterprises of variable interest entities (“VIE”) when certain characteristics are present. This interpretation applies immediately to VIE’s created after December 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. Interests held in VIE’s created on or before December 31, 2003 are not subject to the provisions of this interpretation until the end of the first reporting period after March 15, 2004 unless the VIE meets the definition of a special-purpose entity as defined by this statement. This interpretation must be applied for special-purpose entities for periods ending after December 15, 2003. As of December 31, 2003, we did not have any entities that are considered to be special-purpose entities. We do not believe that the adoption of the remaining portion of this interpretation will have a material effect on our consolidated balance sheet or consolidated statements of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On July 1, 2003, the Company adopted the provisions of SFAS No. 150 which require that mandatorily redeemable preferred stock be classified as a liability and any related dividends be recorded as interest expense. As such, the Company has reflected its Series A and D preferred stock as a liability in the accompanying balance sheets and has recorded interest expense related to the dividends on the Series D preferred stock of $91 in the accompanying consolidated statements of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may affect the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

     The Company is exposed to some market risk through interest rates related to its investment of its current cash and cash equivalents of approximately $2.8 million as of December 31, 2003. These funds are generally invested in highly liquid instruments with short-term maturities. As such instruments mature and the funds are re-invested, the Company is exposed to changes in market interest rates. This risk is not considered material, and the Company manages such risk by continuing to evaluate the best investment rates available for short-term, high-quality investments.

     The Company is not exposed to market risk through potential interest rate fluctuation on its $47.5 million of long-term debt, because interest accrues on this debt at the fixed rate of 6%.

     The Company has no activities related to derivative financial instruments or derivative commodity instruments.

ITEM 8. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Page

Independent Auditors’ Report	28
Consolidated Balance Sheets as of December 31, 2003, December 31, 2002, and June 30, 2002	30-31
Consolidated Statements of Operations for the year ended December 31, 2003, the six months ended December 31, 2002, and the years ended June 30, 2002 and 2001	32
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2003, the six months ended December 31, 2002, and the years ended June 30, 2002 and 2001	33
Consolidated Statements of Cash Flows for the year ended December 31, 2003, the six months ended December 31, 2002, and the years ended June 30, 2002 and 2001	34-35
Notes to Consolidated Financial Statements	36-57

(See also Schedule 3-09, Financial Statements of the Company’s Significant
Unconsolidated Investee, attached to this annual report as part of Item 15.)

Independent Auditors’ Report

To the Board of Directors and Stockholders of
Summit America Television, Inc.

We have audited the accompanying consolidated balance sheets of Summit America Television, Inc. and subsidiaries as of December 31, 2003, December 31, 2002 and June 30, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2003, the six months ended December 31, 2002 and the year ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Summit America Television, Inc. and subsidiaries as of December 31, 2003, December 31, 2002, and June 30, 2002, and the results of their operations and their cash flows for the year ended December 31, 2003, the six months ended December 31, 2002, and for the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which resulted in the Company changing the method in which it accounts for goodwill and other intangible assets.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity,” which resulted in the Company changing the method in which it accounts for mandatorily redeemable preferred stock.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
March 15, 2004

Report of Independent Auditors

Board of Directors and Stockholders
Shop At Home, Inc.

In our opinion, the consolidated statements of operations, stockholders’ equity and cash flows listed in the Index to Consolidated Financial Statements present fairly, in all material respects, the results of operations and cash flows of Summit America Television, Inc. (formerly Shop At Home, Inc.) for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended June 30, 2001, listed in the Index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these financial statements and the financial statement schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Knoxville, Tennessee
September 12, 2001

SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS

	December 31,	December 31,	June 30,

	2003	2002	2002

CURRENT ASSETS
Cash and cash equivalents	$2,755	$1,634	$11,563
Restricted cash	—	—	4
Accounts receivable, net	—	125	5,575
Income Tax Receivable	178	—	—
Inventories, net	—	—	13,117
Prepaid expenses	354	502	626
Deferred tax assets	237	418	2,306

Total current assets	3,524	2,679	33,191
Property and equipment, net	5,824	6,254	30,468
Deferred tax asset	19,327	16,947	20,891
Television station licenses	89,779	89,779	89,779
Other assets	179	1,470	3,751

Total assets	$118,633	$117,129	$178,080

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,	June 30,
	2003	2002	2002
CURRENT LIABILITIES
Current portion – capital leases	$—	$—	$330
Accounts payable – trade	6	168	13,790
Credits due to customers	—	—	4,523
Other payables and accrued expenses	1,414	2,267	12,248
Deferred revenue	—	—	1,356

Total current liabilities	1,420	2,435	32,247
LONG-TERM LIABILITIES
Capital leases	—	—	96
Other long term liabilities	23	—	—
Long-term debt	47,500	47,500	92,500
Mandatorily redeemable preferred stock:
Series A – $10 par value, 140,000 shares authorized; 3,718, issued and outstanding – redeemable at $10 per share plus unpaid dividends accrued	37	—	—
Series D – $10 par value, 5,000 shares authorized; 3,000 issued and outstanding	3,000	—	—
COMMITMENTS & CONTINGENCIES
(NOTES 6, 7, 8, 9, 10, 11, 12, 14 and 16)
PREFERRED STOCK
Series A - $10 par value, 140,000 shares authorized; 3,718, and 14,480 issued and outstanding, respectively-redeemable at $10 per share plus unpaid dividends accrued	—	37	145
Series B - $10 par value, 2,000 shares authorized, 0 issued and outstanding	—	—	—
Series C - $10 par value, 10,000 shares authorized, 0 issued and outstanding	—	—	—
Series D - $10 par value, 5,000 shares authorized; 3,000 issued and outstanding	—	3,000	—
STOCKHOLDERS’ EQUITY
Common stock - $0.0025 par value, 100,000,000 shares authorized; 44,113,385, 42,258,097 and 41,953,747 shares issued and outstanding, respectively	110	106	105
Non-voting common stock - $0.0025 par value, 30,000,000 shares authorized, 0 issued and outstanding	—	—	—
Additional paid in capital	116,688	111,707	111,228
Accumulated deficit	(46,395)	(43,926)	(54,448)
Notes receivable from related party (Note 11)	(3,750)	(3,730)	(3,793)
Total Stockholders’ Equity	66,653	64,157	53,092

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,633	$117,129	$178,080

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended	Six Months Ended	Years Ended
	December 31,	December 31,	June 30,	June 30,
	2003	2002	2002	2001
Net revenues	$6,705	$68,220	$195,840	$177,615
Operating expenses:
Cost of goods sold	—	44,506	127,260	122,353
Salaries and wages	755	7,952	17,727	22,120
Transponder and affiliate charges	—	16,759	41,240	39,812
General and administrative	5,009	8,707	19,998	22,581
Depreciation and amortization	689	3,900	11,720	13,935
Loss on extinguishment of debt	—	7,440	—	—
Offering costs	—	—	837	—

Total operating expenses	6,453	89,264	218,782	220,801

Income (loss) from operations	252	(21,044)	(22,942)	(43,186)
Interest income	150	196	552	906
Interest expense	(3,008)	(4,924)	(10,878)	(11,875)
Gain on sale of Network/station (Notes 1 and 18)	—	43,396	—	48,929
Loss on unconsolidated subsidiary	(1,306)	(1,044)	—	—
Other (expense) income	—	—	(12)	63

(Loss) income from continuing operations before income taxes	(3,912)	16,580	(33,280)	(5,163)
Income tax (benefit) expense	(1,443)	6,058	(10,652)	262

(Loss) income from continuing operations	(2,469)	10,522	(22,628)	(5,425)
Loss from discontinued operations of CET to December 29, 2000, plus applicable income tax benefit of $368 (Note 17)	—	—	—	(598)
Loss on disposal of CET, plus applicable income tax benefit of $1,754 (Note 17)	—	—	—	(2,864)

Loss before cumulative effect of accounting change	(2,469)	10,522	(22,628)	(8,887)
Cumulative effect of accounting change plus applicable income tax benefit of $832 (Note 2)	—	—	—	(1,359)

Net (loss) income	(2,469)	10,522	(22,628)	(10,246)
Preferred stock accretion and dividends (Note 8)	(89)	(68)	—	(8,156)

Net (loss) income available for common shareholders	$(2,588)	$10,454	$(22,628)	$(18,402)

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.06)	$0.25	$(0.54)	$(0.37)
Loss from discontinued operations	—	—	—	(0.10)
Cumulative effect of accounting change	—	—	—	(0.04)

Basic income (loss) per share	$(0.06)	$0.25	$(0.54)	$(0.51)

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.06)	$0.25	$(0.54)	$(0.37)
Loss from discontinued operations	—	—	—	(0.10)
Cumulative effect of accounting change	—	—	—	(0.04)

Diluted (loss) income per share	$(0.06)	$0.25	$(0.54)	$(0.51)

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2003, Six Months ended December 31, 2002 and years ended June 30, 2002 and 2001
(In thousands, except share data)

		Additional		Shareholder
	Common	Paid-In	Accumulated	Notes
	Stock	Capital	Deficit	Receivable
Balance, June 30, 2000 (31,264,772 shares)	$78	$106,482	$(21,574)	$—
Shareholder option note (Note 11)	—	—	—	(3,602)
Preferred stock conversion (7,874,506 shares)	22	4,100	—	—
Preferred stock dividend paid in common shares (362,348 shares)	—	(489)	—	—
Accretion of beneficial conversion feature related to Series B preferred stock	—	(3,810)	—	—
Loss on repurchase of Series B preferred stock treated as a dividend	—	(3,643)	—	—
Cumulative effect of adoption of EITF 00-27	—	4,699	—	—
Preferred stock dividend paid in cash	—	(220)	—	—
Exercise of 2,170,066 warrants	5	3,597	—	—
Exercise of 33,400 employee stock options	—	56	—	—
Tax benefit of nonqualified stock options exercised	—	9	—	—
Issuance of 401(k) stock (110,724 shares)	—	123	—	—
Net loss	—	—	(10,246)	—

Balance, June 30, 2001 (41,815,831 shares)	$105	$110,904	$(31,820)	$(3,602)
Shareholder note interest	—	—	—	(191)
Preferred stock dividends paid in cash	—	(1)	—	—
Issuance of 401(k) stock (42,166 shares)	—	115	—	—
Exercise of 95,750 employee stock options	—	165	—	—
Tax benefit of nonqualified stock options exercised	—	45	—	—
Net loss	—	—	(22,628)	—

Balance, June 30, 2002 (41,953,747 shares)	$105	$111,228	$(54,448)	$(3,793)
Shareholder note interest	—	—	—	(84)
Shareholder payment of note	—	—	—	147
Preferred stock dividend	—	(68)	—	—
Exercise of 304,350 employee stock options	1	453	—	—
Tax benefit of nonqualified stock options exercised	—	94	—	—
Net income	—	—	10,522	—

Balance, December 31, 2002 (42,258,097 shares)	$106	$111,707	$(43,926)	$(3,730)
Shareholder note interest	—	—	—	(130)
Shareholder payment of note	—	—	—	110
Preferred stock dividend	—	(89)	—	—
Exercise of 255,250 employee stock options	1	484	—	—
Exercise of 1,600,038 warrants	3	4,508
Tax benefit of nonqualified stock options exercised	—	78	—	—
Net loss	—	—	(2,469)	—

Balance, December 31, 2003 (44,113,385 shares)	$110	$116,688	$(46,395)	$(3,750)

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)

	Year Ended	Six Months Ended	Years Ended
	December 31,	December 31,	June 30,	June 30,
	2003	2002	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,469)	$10,522	$(22,628)	$(10,246)
Non-cash expenses/(income) included in net income (loss):
Depreciation and amortization	689	3,900	11,720	13,935
Discontinued operations	—	—	—	3,462
Loss on disposal of property and equipment	—	—	8	15
Note receivable forgiven	—	—	—	703
Interest accrued on shareholder notes	(130)	(84)	—	—
401(k) stock issuance	—	—	115	123
Debt extinguishment	—	2,838	—	—
Amortization of debt issue costs	—	557	1,178	399
Provision for bad debt	90	287	1,266	2,517
Provision for inventory obsolescence	—	—	799	3,587
Interest accrued on mandatorily redeemable preferred stock	91	—	—	—
Loss on unconsolidated subsidiary	1,306	1,044	—	—
Deferred tax (benefit) expense	(1,425)	5,927	(10,557)	(2,643)
Gain on sale of Network/station assets	—	(43,396)	—	(48,929)
Changes in assets and liabilities:
Accounts and notes receivable	35	1,451	(3,358)	10,059
Inventories	—	(1,303)	(3,963)	(412)
Prepaid expenses	148	(425)	258	20
Income tax receivable	(178)	—	310	—
Accounts payable and accrued expenses	(1,969)	744	4,812	(6,265)
Deferred revenue	—	1,899	(768)	1,646
Other long term liabilities	23	—	—	—

Net cash used by operations	(3,789)	(16,039)	(20,808)	(32,029)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(259)	(817)	(3,024)	(2,727)
Purchase of licenses	—	—	—	(525)
Sale of Network/station assets, net of closing costs	—	48,617	—	55,681
Net change in restricted cash	—	4	(4)	5,058
Net change in other assets	(15)	—	(251)	21

Net cash (used) provided by investing activities	(274)	47,804	(3,279)	57,508

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	—	47,500	17,500	—
Repayment of debt	—	(92,500)	—	(20,000)
Repayment of capital leases	—	(186)	(935)	(1,110)
Payment of debt issuance costs	—	—	(429)	—
Payment of debt consent fees	—	—	—	(1,872)
Proceeds from exercise of stock options/warrants	5,074	453	165	3,648
Proceeds from issuance of common stock	—	—	—	56
Preferred stock redemption	—	(108)	(16)	(11,457)
Proceeds from issuance of Preferred Stock	—	3,000	—	—
Payment of preferred stock dividends	—	—	(1)	(220)
Issuance of shareholder notes	—	—	(191)	(3,602)
Reduction in note receivable	110	147	—	1,120

Net cash provided (used) by financing activities	5,184	(41,694)	16,093	(33,437)

NET INCREASE/(DECREASE) IN CASH	1,121	(9,929)	(7,994)	(7,958)
Cash and cash equivalents beginning of period	1,634	11,563	19,557	27,515

Cash and cash equivalents end of period	$2,755	$1,634	$11,563	$19,557

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands, except share data)

	Year Ended	Six Months Ended	Years Ended
	December 31,	December 31,	June 30,	June 30,
	2003	2002	2002	2001
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) for taxes	$774	$—	$(310)	$364

Cash paid for interest	$2,890	$4,488	$9,580	$10,178

SCHEDULE OF NONCASH ACTIVITIES
Tax effect of non-qualified stock options	$78	$94	$45	$9

Property and equipment acquired through capital leases	$—	$—	$—	$360

Conversion of 519 shares of Series A preferred stock into common	$—	$—	$—	$5

Accrued Series A preferred stock dividend	$—	$—	$—	$1

Conversion of 1,000 shares of Series B preferred stock into common stock	$—	$—	$—	$4,100

Dividend on Series B preferred stock paid in common stock	$—	$—	$—	$489

Accretion and loss on repurchase of Series B preferred stock	$—	$—	$—	$7,453

Accrued Series D preferred stock dividend	$89	$68	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 and 2002, JUNE 30, 2002 and 2001

NOTE 1 – BASIS OF PRESENTATION, MERGER AND SALE OF ASSETS, AND LIQUIDITY CONSIDERATIONS

     Basis of Presentation. All dollar values have been expressed in thousands (000s) unless otherwise noted except for per share data. The information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company, necessary for a fair presentation of financial condition and results of operations of the periods.

     Merger. On December 19, 2003, Summit America Television, Inc. (“the Company”) reached a definitive agreement with The E.W. Scripps Company (“Scripps”) whereby Scripps will acquire the Company, including its 30% minority interest in Shop At Home Network, LLC (“the Network”) and its five Network- affiliated broadcast television stations.

     To acquire the five television stations and the 30% minority interest in the Network, Scripps will pay $4.05 in cash per share, or about $184 million, for approximately 44 million fully diluted outstanding shares of the Company’s common stock. In addition, each share of the Company’s Series A Preferred Stock, $10.00 par value per share, will be exchanged for the right to receive cash in the amount of $10.00, plus any accrued and unpaid dividends. Each share of the Company’s Series D Preferred Stock, $10.00 par value per share, will be converted into one share of Preferred Stock of the surviving corporation.

     The transaction would result in Scripps attaining 100% ownership of the Network. It also would result in Scripps controlling and owning the Company’s five television stations which broadcast the Network’s programming in key major metropolitan markets, including San Francisco, CA., Boston, MA., Cleveland, OH., Bridgeport, Conn., and Raleigh/Durham, NC. The five television stations reach approximately 5.4 million cable television households.

     As part of the transaction, Scripps has agreed to forgo repayment of a $47.5 million secured loan that Scripps extended to the Company as part of the 2002 acquisition of 70% interest in the Network. Scripps also has agreed to forego redemption of $3 million in the Company’s preferred stock that Scripps holds, bringing the total consideration of the transaction to approximately $235 million.

     The five television stations to be acquired as part of the merger are KCNS, Channel 38, San Francisco; WMFP, Channel 62, Boston; WOAC, Channel 67, Cleveland; WSAH, Channel 43, Bridgeport; and WRAY, Channel 30, Raleigh/Durham.

     The transaction requires approval by the Company’s shareholders and appropriate federal regulatory agencies. If approved by shareholders, the transaction should be completed by June 2004.

     Sale of Assets. On October 31, 2002, the Company closed the sale of a 70% interest in the Network, its television and Internet home shopping network, to a subsidiary of Scripps. The Company retains a 30% interest in the Network and also retains ownership of its five full-power television stations, certain wireless spectrum assets and tax-loss carryforward benefits. In conjunction with the sale, the Company formally changed it name from Shop At Home, Inc. to Summit America Television, Inc.

     The closing was completed on the basis of a Share Purchase Agreement (the “Agreement”) entered into by the parties dated August 14, 2002 and approved by the Company’s shareholders on October 30, 2002. Under the Agreement, the Company transferred substantially all the assets of the television and internet home shopping network as well as certain of its current liabilities to a subsidiary in a two-tier holding company structure. Using proceeds from the sale, the Company retired its obligations under a $17,500 senior credit facility and its $75,000 of 11% Senior Secured Notes due 2005, but retained certain liabilities associated with pending litigation and certain other contractual obligations. The Company received cash of $49,500, resulting in a gain in the amount of $43,396.

     The Company has the right to require Scripps to purchase its 30% interest in the Network during the period beginning on the second anniversary of the closing and ending on the fifth anniversary, at a cash purchase price equal to the fair market value of the 30% interest. After five years, Scripps has the right to require the Company to sell the 30% interest to Scripps at a price equal to fair market value. Scripps also has the right to require the Company to sell its 30% interest in certain other events, including a change of control of the Company, the Company’s breach of certain obligations to Scripps or the Company’s insolvency. The Company is restricted in its ability to sell its 30% interest to a third party without first offering to sell the interest to Scripps. Scripps is restricted in its ability to sell all or a part of its 70% interest to a third party, if such transfer would result in a change of control of the Network, unless the purchaser also agrees to purchase the Company’s interest. If the Company declines to sell its interest, Scripps has the right, but not the obligation, to require the Company to sell its interest at the same pricing.

     In conjunction with the sale on October 31, 2002, Scripps loaned $47,500 to the Company payable in three years. The loan bears interest at 6%, payable quarterly, and is secured by an assignment of the Company’s 30% interest in the Network and the encumbrance of the assets of the Company’s television stations located in the Boston, San Francisco and Cleveland markets. The Company used the purchase price and these loan proceeds to retire debt and for working capital purposes.

     The Network is governed by a five member board, three members of which are selected by Scripps and two selected by the Company. Scripps has agreed to loan up to $35,000 to the Network to be used for working capital purposes.

     The Company entered into a three year affiliation agreement with the Network as a result of the sale, under which the Company agrees to carry the Network programming on its five television stations, located in the Boston, San Francisco, Cleveland, Raleigh and Bridgeport, markets. The Company has reserved the right to terminate the affiliation agreement at any time upon providing six months advance notice to the Network.

     In addition, on August 15, 2002, Scripps purchased $3,000 aggregate amount of newly authorized Series D Senior Redeemable Preferred Stock from the Company. The shares of this series of Preferred Stock will mature on April 15, 2005, at which time the Company will be obligated to redeem the shares for a price equal to their original purchase price plus accrued and unpaid dividends. Dividends accruing at the fixed annual rate of 6% are payable quarterly, with the Company having the right to defer payment of the dividends until maturity.

     The shares of this series of the Company’s Preferred Stock are not convertible to any other shares of capital stock of the Company and do not have voting rights (unless granted by statute). The shares of this series Preferred Stock carry a liquidation preference to the Company’s Common Stock and are on parity with the Company’s outstanding shares of Series A Preferred Stock. Other than the Series A and D Preferred Stock, the Company has no other series of preferred stock outstanding.

     In connection with the transaction, the Company elected to change its year end to December 31 from June 30. The six-month period ended December 31, 2002, was a transition period.

     The table below summarizes the statement of operations data for the six months ended December 31, 2002 and December 31, 2001.

	Six Months Ended
	December 31,
	2002	2001
		unaudited
Net revenues	$68,220	$92,623
Cost of goods sold	44,506	58,877
Income (loss) from continuing operations before income taxes	16,580	(15,781)
Net income (loss)	10,522	(10,416)

     Liquidity. The Company recorded $2,755 cash and cash equivalents on hand at December 31, 2003. Management believes that the affiliate fee income from its owned television stations, as currently structured, along with cash on hand will be sufficient to fund capital expenditures, operating expenses and interest payments through the second quarter of 2004, at which time the Company may be required to obtain additional cash to fund Company operations. The Company may be required to borrow or to obtain from other sources up to $6,000 for general corporate purposes and to fund its projected capital expenditures.

     Management believes that the funding described in the above paragraph will be reasonably obtainable. If the merger with Scripps is completed, which the Company expects to occur during April 2004, the Company will become a wholly-owned subsidiary of Scripps, and Scripps will be responsible thereafter for the Company’s future funding requirements. In the event the Scripps merger does not close, or is subject to some delay, and the Company has a need to obtain cash to continue to fund its operations, the Company believes that such funds could be reasonably obtainable through one or a combination of the following sources:

•	Currently, two of the Company’s five television stations are not pledged as collateral for other debt of the Company and would be available to secure a commercial loan, although there is no assurance that this financing can be obtained on terms and conditions acceptable to the Company.

•	The Company might also be able to raise additional cash through the sale of equity securities to existing shareholders or third parties, although there is no assurance that buyers for such securities are available at a reasonable price.

•	The Company also has the option to sell one or more of its assets, including its television stations, to raise additional cash, although such a sale would take several months or longer to close.

•	The Company might also increase its revenues by renegotiating the affiliation agreement covering the Company’s stations to modify its terms and extend its expiration date.

     Accounts receivable. The Company’s accounts receivable has declined as a result of the sale of the Network. At December 31, 2003 and 2002, and at June 30, 2002, the Company had recorded allowances of $90, $0 and $406, respectively.

     Inventories. Inventories, which consisted primarily of products held for sale such as jewelry, electronics and sports collectibles, were valued at average cost which approximated the first-in, first-out (FIFO) basis. As of December 31, 2003 and 2002, the Company had no inventory due to the sale of the Network assets. Allowances were provided for carrying costs in excess of estimated market value. At June 30, 2002, the Company had recorded allowances of $684.

     Property and equipment. Property and equipment is stated at cost. Expenditures for repairs and maintenance are expensed as incurred, and additions and improvements that significantly extend the life of assets are capitalized.

     Depreciation has been computed under the straight-line method over the estimated useful lives of the assets as reflected in the following table:

Furniture and fixtures	7	Years
Computer hardware and software	3	Years
Operating equipment	5-15	Years
Leasehold improvements	3-15	Years
Building	40	Years

     Television station licenses. The Company owns five full-power television stations. The licenses are granted by the Federal Communications Commission for eight-year periods and are regularly renewed absent serious violations of the law. Beginning July 1, 2001, the television station licenses are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Prior to July 1, 2001, the television station licenses were accounted for in accordance with Accounting Principles Board Opinion (“APB”) No. 17, Intangible Assets. See Note 4.

     Investments. Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company records its equity in the income or losses of investees using the same period as reported in the Company’s consolidated results of operations. The Company records its investments in equity-method investees on the consolidated balance sheets in other assets and its share of the investees’ earnings or losses as income or loss on unconsolidated subsidiary within the consolidated statements of operations. As of December 31, 2003 and 2002 the Company had one equity method investee. The carrying value is included in other assets; however, at December 31, 2003 this has been reduced to $0 from recording the Company’s share of Network losses. See Note 5.

     Debt issue costs. As of December 31, 2003 and 2002 and June 30, 2002 the Company had $0, $0 and $3,274 respectively, of debt issuance costs recorded as other assets. Debt issuance costs are amortized on a straight-line basis over the life of the related debt, which approximates the effective interest rate implicit in the borrowing transaction. In accordance with the early extinguishment of the Company’s long-term debt obligations, as discussed further in Note 7, debt issuance costs of $7,440 were charged to loss on extinguishment of debt in the accompanying statement of operations during the six-month period ended December 31, 2002. The amortization of $0 for the year ended December 31, 2003,

$557, for the six-month period ended December 31, 2002, and the amortization of $1,178, and $653 for the years ended June 30, 2002 and 2001, respectively, has been recorded as additional interest expense.

     Sales returns. Prior to the sale of the Network’s Assets the Company generally allowed customers to return merchandise for full credit or refund within 30 days from the date of receipt. At December 31, 2003 and 2002, and June 30, 2002, the Company had recorded credits due to customers of $0, $0, and $4,523, respectively for actual and estimated returns.

     Revenue recognition. Product sales were recognized upon delivery of the merchandise to the customer. List rental income was recognized over time as the lists were utilized. Deferred revenue consisted of sales related to in transit merchandise. Station revenue is recorded as affiliate fee revenue earned for lease back of airtime to the Network. Substantially all net revenue in 2003 is station revenue.

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

     Earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available for common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock and assumed conversions of dilutive securities outstanding during the respective periods. Dilutive securities represented by options, warrants, redeemable preferred stock and convertible debt outstanding have been included in the computation except in periods where such inclusion would be anti-dilutive. The Company uses the treasury stock method for calculating the dilutive effect of options and warrants and the if-converted method with respect to the effect of convertible securities.

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

     Impairment of long-lived assets. Through June 30, 2002, the Company followed SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of, which required recognition of impairment losses for long-lived assets with finite lives whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future undiscounted cash flows associated with such assets. The measurement of the impairment losses recognized was based on the difference between the fair values and the carrying amounts of the assets. SFAS No. 121 also required that long-lived assets held for sale be reported at the lower of carrying amount or fair value less cost to sell. The Company did not experience such losses. Effective July 1, 2002 the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121. This statement develops one accounting model for long-lived assets to be disposed of by sale and requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This

Statement also modifies the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from ongoing operations in a disposal transaction. The adoption of SFAS No. 144 did not have a material effect on the Company’s consolidated balance sheet or consolidated statements of operations.

     Stock-based compensation. The Company follows the provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Had compensation expense for the Company’s plans been determined based on the fair value at the grant dates for awards under the plans consistent with the methods in SFAS No. 123 Accounting for Stock Based Compensation, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated in the following table:

		Six Months	Years ended
	Year ended	ended
	December 31,	December 31,	June 30,	June 30,
	2003	2002	2002	2001
Net (loss) income available to common shareholders:
As reported	$(2,558)	$10,454	$(22,628)	$(18,402)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(386)	(2,522)	(433)	(3,005)

Pro forma net (loss) income	$(2,944)	$7,932	$(23,061)	$(21,407)

Basic earnings per share available to common shareholders
As reported	$(0.06)	$0.25	$(0.54)	$(0.51)
Pro forma	$(0.07)	$0.19	$(0.55)	$(0.58)
Diluted earnings per share available to common shareholders:
As reported	$(0.06)	$0.25	$(0.54)	$(0.51)
Pro forma	$(0.07)	$0.19	$(0.55)	$(0.58)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants in the year ended December 31, 2003, the six months ended December 31, 2002 and years ended June 30, 2002 and 2001, respectively: dividend yield of 0%; expected volatility of 29%, 46%, 61% and 90%; risk-free interest rate of 3.34%, 3.75%, 4.76% and 5.47%; and expected life of 7.5 years.

     Cumulative effect of accounting change. Pursuant to Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, the Company changed its method of recognizing revenue on products it ships to its customers in 2001. Prior to the adoption of SAB No. 101, the Company recognized revenue when the products were shipped to the customers, as the products were shipped FOB shipping point. Pursuant to the new guidance in SAB No. 101 the Company recognized the revenue from shipments once the product is received by the customer. This change was necessitated since the Company routinely maintains risk of loss, covered by insurance, while the products are in transit. In accordance with SAB No. 101, the Company has reduced revenue for the products which were shipped at the end of the period but not received by the customer by recording a cumulative effect of an accounting change of $1,359 (net of a tax benefit of $832) for the effects through June 30, 2000.

     Recent Accounting Pronouncements. In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force

(“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between this Statement and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The adoption of SFAS No. 146 in 2003 did not have a material effect on the Company’s consolidated balance sheet or consolidated statements of operation.

     In November 2002, the FASB issued Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provisions of FIN 45 are applicable to the guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 were effective December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated balance sheet or consolidated statements of operation.

     In December 2003, the FASB issued FIN 46 (revised 2003), “Consolidation of Variable Interest Entities.” This interpretation, which replaces FIN 46, addresses consolidation by business enterprises of variable interest entities (“VIE”) when certain characteristics are present. This interpretation applies immediately to VIE’s created after December 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. Interests held in VIE’s created on or before December 31, 2003 are not subject to the provisions of this interpretation until the end of the first reporting period after March 15, 2004 unless the VIE meets the definition of a special-purpose entity as defined by this statement. This interpretation must be applied for special-purpose entities for periods ending after December 15, 2003. As of December 31, 2003, we did not have any entities that are considered to be special-purpose entities. We do not believe that the adoption of the remaining portion of this interpretation will have a material effect on our consolidated balance sheets or consolidated statements of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On July 1, 2003, the Company adopted the provisions of SFAS No. 150 which require that mandatorily redeemable preferred stock be classified as a liability and any related dividends be recorded as interest expense. As such, the Company has reflected its Series A and D preferred stock as a liability in the accompanying balance sheets and has recorded interest expense related to the dividends on the Series D preferred stock of $91 in the accompanying consolidated statements of operations.

     Reclassifications. Certain amounts in the prior years’ consolidated financial statements have been reclassified for comparative purposes to conform with the current year presentation.

NOTE 3 — PROPERTY AND EQUIPMENT

     Property and equipment consists of the following major classifications:

	December 31,	December 31,	June 30,
	2003	2002	2002
Leasehold improvements	$270	$270	$807
Building	—	—	11,912
Operating equipment	8,833	8,574	21,036
Software	—	—	21,496
Furniture and fixtures	4	4	3,226
Land	—	—	1,250

	9,107	8,848	59,727
Accumulated depreciation	(3,283)	(2,594)	(29,259)

Property and equipment, net	$5,824	$6,254	$30,468

     Depreciation expense totaled $689 for the year ended December 31, 2003, $3,885 for the six-month period ended December 31, 2002 and $11,720 and $11,079 for the years ended June 30, 2002 and 2001, respectively.

NOTE 4 – TELEVISION STATION LICENSES

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets after their acquisition and supercedes APB No. 17, Intangible Assets. The most significant changes made by SFAS No. 142 are to eliminate the amortization of goodwill and indefinite-life intangible assets, to require that goodwill and indefinite-life intangibles be tested for impairment at least annually and to remove the forty year limitation on the amortization period of intangible assets. SFAS No. 142 is effective for years beginning after December 15, 2001, with early adoption allowed for entities with years beginning after March 15, 2001.

     The Company adopted SFAS No. 142 effective July 1, 2001. The effect of such adoption was to discontinue amortization of the Company’s television station licenses (“FCC Licenses”). Prior to the adoption of SFAS No. 142, the Company amortized the television station licenses on a straight-line basis over 40 years. The FCC Licenses are granted by the Federal Communications Commission, stipulating each station’s operating parameters as defined by channels, effective radiated power and antenna height. In the past, these licenses have become valuable intangible assets, appreciating in value. The Company believes these intangible assets have an indefinite useful life because they are expected to generate cash flow indefinitely. Thus, the Company ceased to amortize these licenses on July 1, 2001. As of December 31, 2003 the carrying value of the FCC Licenses was $89,779.

     The Company has chosen June 30 of each year as its annual impairment testing date for intangible assets not subject to amortization and goodwill. As of December 31, 2003, the Company has recorded no impairment loss in connection with these assets.

     The following pro forma information reconciles the net income (loss) and net income (loss) per share reported for the year ended December 31, 2003, the six-month period ended December 31, 2002, and for the years ended June 30, 2002, and 2001, to the adjusted net loss and loss per share which reflect the adoption of SFAS No. 142, and compares the adjusted information to the reported results:

	December 31	December 31	June 30	June 30
	2003	2002	2002	2001
Reported net (loss) income	$(2,558)	$10,454	$(22,628)	$(18,402)
Add back FCC licenses amortization, net of tax	—	—	—	1,922

Adjusted net (loss) income	$(2,558)	$10,454	$(22,628)	$(16,480)

Basic income (loss) per share:
Reported net income (loss)	$(0.06)	$0.25	$(0.54)	$(0.51)
FCC licenses amortization	—	—	—	0.06

Adjusted net income (loss)	$(0.06)	$0.25	$(0.54)	$(0.45)

Diluted income (loss) per share:
Reported net income (loss)	$(0.06)	$0.25	$(0.54)	$(0.51)
FCC licenses amortization	—	—	—	0.06

Adjusted net income (loss)	$(0.06)	$0.25	$(0.54)	$(0.45)

NOTE 5 — INVESTMENTS

     As a result of the sale of the Network as discussed in Note 1, the Company has retained an equity-method investment in 30% of the Network operations. The carrying value of the equity-method investment at December 31, 2003 and 2002 was $0 and $1,306 respectively, and is included in other assets in the accompanying consolidated balance sheets.

     Summarized balance sheet information of the Company’s equity-method investee is as follows:

	December 31, 2003	December 31, 2002
Current Assets	$40,976	$25,199
Noncurrent Assets	$19,137	$20,153
Current Liabilities	$36,610	$32,486
Noncurrent Liabilities	$—	$15

Summarized statement of operations information of the Company’s equity-method investee, calculated for the period during which the Company had the equity-method investment, is as follows:

	For the Year Ended	For the Two Months Ended
	December 31, 2003	December 31, 2002
Net sales	$238,483	$42,344
Gross profit	$80,342	$14,791
Net loss	$(33,554)	$(3,480)

NOTE 6 — CAPITAL LEASES

     Property and equipment includes $0, $0, and $2,392 of various equipment acquired pursuant to long term capital leases at December 31, 2003 and 2002, and June 30, 2002, respectively. All remaining lease liabilities were included in the Company’s sale of Network assets.

NOTE 7 – INDEBTEDNESS

$47,500, 6% Secured Note

     Concurrent with its purchase of the Network assets discussed in Note 1, Scripps loaned $47,500 to the Company payable in full on or before October 31, 2005. Interest accrues on the loan at the rate of 6% and is payable quarterly. Payment and performance of the loan obligation are secured by assignment of the Company’s 30% interest in the Network and a security interest in the Company’s television stations located in Boston, San Francisco and Cleveland markets and a security interest in the stock of the Company’s subsidiaries that own the assets. The Company’s carrying value of the television station licenses used to secure the loan is $61,563 at December 31, 2003. As required by the loan agreement, the Company must adhere to various non-financial covenants and is prohibited from encumbering further any secured assets, redeeming or issuing outstanding stock or issuing additional shares of common or preferred stock.

     Based on interest rates the Company believes it could obtain to secure similar debt, the fair value of the $47,500 secured note at December 31, 2003 is $44,199.

$75,000 of 11% Senior Secured Notes

     In March 1998, the Company issued $75,000 of 11% Senior Secured Notes Due 2005 (the “Notes”). Interest on the Notes was payable semi-annually on April 1 and October 1 of each year.

     The Senior Secured Notes were redeemed in full with the proceeds received from the sale of Network assets as discussed in Note 1. The loss on extinguishment of debt recorded in the consolidated statement of operations includes $4,125 in early repayments fees and the write off of remaining debt cost of $2,640 the Company had been amortizing over the term of the debt.

Senior Credit Facility

     During the year ended June 30, 2001, the Company used a portion of the proceeds from the sale of its Houston television station (see Note 18) to repay its then existing $20,000 senior bank facility. The senior bank facility bore interest at a margin above LIBOR. On August 1, 2001, the Company obtained a new $17,500 revolving line of credit from a financial institution. The facility required that interest be paid at least quarterly at a variable rate (6.875% at June 30, 2002) based on LIBOR or prime rate.

     The Senior Credit Facility was paid in full on October 31, 2002 with the proceeds received from the sale of Network assets as discussed in Note 1. The loss on extinguishment of debt recorded in the consolidated statement of income includes $112 in early repayment fees and the write off of remaining debt cost of $563 the Company had been amortizing over the term of the debt.

NOTE 8 — REDEEMABLE PREFERRED STOCK

Series A Convertible Preferred Stock

     The Company is authorized to issue 140,000 shares of Series A Preferred Stock, of which 3,718 shares were outstanding as of December 31, 2003. The Series A Preferred Stock is entitled to receive dividends, preferences, qualifications, limitations, restrictions and the distribution of assets upon liquidation before the Company’s common stock.

     Holders of Series A Preferred Stock are entitled to receive, but only when declared by the Board of Directors, cash dividends at the rate of $0.10 per share per annum.

     In the event of the Company’s liquidation, dissolution or winding up, the holders of shares of Series A Preferred Stock are entitled to receive an amount equal to $10.00 per share, plus accrued and unpaid dividends. The Company must pay this amount before it distributes any of its assets to the holders of common stock or any preferred stock that is junior to the Series A Preferred Stock.

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

     The holders of Series A Preferred Stock generally are not entitled to vote. There are some situations, however, in which the holders of Series A Preferred Stock are entitled to vote. First, holders of Series A Preferred Stock may vote if required by Tennessee corporate law. Second, the Company’s charter requires the holders of a majority of shares of the Series A Preferred Stock to consent to (1) the authorization, creation or issuance of a new class of capital stock or series of preferred stock having rights, preferences or privileges senior to the Series A Preferred Stock, (2) any increase in the number of authorized shares of any class of capital stock or series of preferred stock having rights, preferences or privileges senior to the Series A Preferred stock, or (3) the amendment of any provision of the Company’s charter which would materially and adversely affect any right, preference, privilege or voting power of the Series A Preferred Stock. Holders of Series A Preferred Stock have no preemptive rights with respect to any of the Company’s shares or other securities which may be issued, and such shares are not subject to assessment.

     As discussed in Note 2, on July 1, 2003 the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. As such, the Company has classified the Series A Preferred Stock as a liability in the accompanying consolidated balance sheets and has recorded the related dividends as interest expense in the accompanying consolidated statements of operations.

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

     The Company adopted certain provisions of EITF Issue No. 00-27, Application of EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Securities", in the second quarter of 2001. EITF Issue No. 00-27 changed the approach of calculating the conversion price used in determining the value of the beneficial conversion feature from using the conversion price stated in the preferred stock certificate to using the accounting conversion price. The adoption of this EITF increased the original value of the beneficial conversion feature from $3,596 to $7,796. In accordance with EITF Issue No. 00-27, the adoption was treated as a cumulative effect of an accounting change, which resulted in a cumulative adjustment to dividends of $499 which was recorded in the second quarter of 2001.

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

     The shares of this series of Preferred Stock are not convertible to any other shares of capital stock of the Company and do not vote (unless granted that right by statute). The shares of this series Preferred Stock carry a liquidation preference to the Company’s Common Stock and are on parity with the Company’s outstanding shares of Series A Preferred Stock. Other than the Series A and D Preferred Stock, the Company has no other series of preferred stock outstanding.

     As discussed in Note 2, on July 1, 2003 the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. As such, the Company has classified the Series D Preferred Stock as a liability in the accompanying consolidated balance sheets and has recorded the related dividends as interest expense in the accompanying consolidated statements of operations.

     Based on interest rates the Company believes it could obtain to secure similar debt, the fair value of the $3,000 preferred stock at December 31, 2003 is $2,851.

NOTE 9 — INCOME TAXES

     The components of deferred taxes and the related tax effects at December 31, 2003, December 31, 2002 and June 30, 2002, are as follows:

	December 31,	December 31,	June 30,
	2003	2002	2002
Deferred tax assets:
Net operating loss
Carryforwards and AMT credit carryforward	$30,104	$27,375	$35,066
Investment in partnership	4,365	4,870	—
Accruals	237	418	2,306
Valuation allowance	(1,263)	(3,529)	(3,476)

Total deferred tax assets	33,443	29,134	33,896

Deferred tax liabilities:
Licenses and intangibles	12,651	10,268	1,876
Depreciation	1,228	1,501	8,823

Total deferred tax liabilities	13,879	11,769	10,699

Net deferred tax assets	$19,564	$17,365	$23,197

Current deferred tax assets	$237	$418	$2,306
Long-term deferred tax assets, net	19,327	16,947	20,891

Net deferred tax assets	$19,564	$17,365	$23,197

     At December 31, 2003, and 2002 and June 30, 2002 the Company had approximately $81,880, $70,135 and $92,910, respectively, of federal net operating loss carryforwards in addition to $275, $0, and $0, respectively, of AMT credits available to offset taxable income in future periods. Of these amounts, $81,880 of the net operating loss carryforwards expires between 2020 and 2023. Due to the length of time until the expiration date of the federal net operating loss carryforwards and the value of the Company’s commercial television stations, the Company did not deem it necessary to provide a valuation allowance at December 31, 2003 and 2002 and June 30, 2002 against its federal net operating loss carryforwards. For December 31, 2003, the Company did provide a full valuation allowance against its state net operating loss carryforwards in states in which no commercial television stations are present. However, no valuation allowance was provided against its state net operating loss carryforwards in which commercial television stations are present. The state net operating loss carryforwards expire between 2019 and 2023. For December 31, 2002 and June 30, 2002, the Company did provide a full valuation allowance against its state net operating loss carryforwards as these carryforwards were believed to primarily relate to states in which no commercial television stations were present.

     Income tax expense (benefit) varies from the amount computed by applying the federal corporate income tax rate of 34% to income (loss) before income taxes as follows:

	Year Ended	Six Months Ended	Years Ended
	December 31,	December 31,	June 30,	June 30,
	2003	2002	2002	2001
Computed “expected” income tax expense (benefit) from continuing operations	$(1,330)	$5,637	$(11,315)	$(1,755)
Increase (decrease) in income taxes resulting from:
State income tax benefit (expense), net of federal effect	2,078	33	(126)	(204)
Nondeductible expenses	(4)	20	10	94
Change in valuation allowance	(2,261)	53	1,076	2,400
Other	74	315	(297)	(273)

Actual income tax expense (benefit)	$(1,443)	$6,058	$(10,652)	$262

     The components of income tax expense (benefit) for the year ended December 31, 2003, six months ended December 31, 2002 and the years ended June 30, 2002 and 2001, are as follows:

	Year Ended	Six Months Ended	Years Ended June 30,

	December 31,	December 31,	June 30,	June 30,
	2003	2002	2002	2001
Current:
State	$402	$131	$8	$54
Federal	276	—	—	—

	678	131	8	54

Deferred:
State	(678)	(1)	(200)	2,325
Federal	(1,443)	5,928	(10,460)	(2,117)

	(2,121)	5,927	(10,660)	208

Total expense (benefit)	$(1,443)	$6,058	$(10,652)	$262

     The Company has allocated deferred tax benefits directly to additional paid in capital for the year ended December 31, 2003, the six month period ended December 31, 2002 and for the years ended June 30, 2002 and 2001 of $78, $94 , $45 and $9 respectively. These amounts reflect the tax benefit received from the exercise of nonqualified stock options and disqualifying dispositions by employees of qualified stock options.

NOTE 10 – COMMITMENTS

     Rental expense for office, studio and miscellaneous equipment was $844, $1,054, $2,975 and $3,086 for the year ended December 31, 2003, the six months ended December 31, 2002 and the years ended June 30, 2002 and 2001, respectively. Certain of these leases contain renewal options.

     The Company entered an agreement with CobbCorp, LLC (“Cobb”) for this entity to plan and manage the process of identifying, contacting and marketing the television stations owned by the Company for sale or merger. In the event that the Company completes a sale or merger with Scripps, the Company would be liable to Cobb in the amount of $100. Upon completion of a sale or merger with an entity other than Scripps the Company would be liable to Cobb for a percentage of that sale. In addition, contingent on the close of the merger, the Company would be liable to a consulting firm for the amount of $75 for services provided.

     Future minimum lease payments of noncancelable operating leases are as follows at December 31, 2003:

2004	$812
2005	474
2006	413
2007	348
2008	35

Total	$2,082

NOTE 11 — RELATED PARTY TRANSACTIONS

     During the year ended December 31, 2003, the six months ended December 31, 2002 and years ended June 30, 2002 and 2001, the Company engaged in certain related party transactions in the normal course of business.

     The Company recorded $6,705 and $1,115 in affiliate fee revenue from the Network for the period ending December 31, 2003 and December 31, 2002, respectively.

     In May 2001, Charles W. Bone was elected to the Board of Directors. During 2001 and part of 2002, Mr. Bone was a partner in the firm Wyatt, Tarrant & Combs, LLP that represents the Company in various legal issues. For the period ended June 30, 2002 and 2001, the Company paid $307 and $432 in fees to Wyatt, Tarrant & Combs, LLP, respectively. During the year ended December 31, 2003, six months ended December 31, 2002 and the year ended June 30, 2002 the Company paid $547, $568 and $88 in fees to Mr. Bone’s new firm, Bone McAllester Norton PLLC.

     In May 2001, the Board of Directors appointed A.E. Jolley and J. Daniel Sullivan, as a committee of independent directors, to set compensation for the members of the Office of the Chair consisting of J.D. Clinton, Chairman, Charles W. Bone, George R. Ditomassi, Jr. and Frank Woods. Compensation was set at $7.5 monthly for Charles W. Bone and Frank Woods. In addition to an initial grant of options to purchase 12,500 shares of stock made by the Board of Directors for the service of these Directors on the Executive Committee charged with running the Company after the Chief Executive Officer’s termination, the committee decided that for their service as the Office of the Chair to grant additional options to purchase 25,000 shares to Charles Bone and Frank Woods. The committee also allowed Mr. Bone to exercise his outstanding warrants using a three year note. The committee also granted options to purchase 50,000 shares to George R. Ditomassi. The Company recognized no compensation expense related to the stock options as they were granted at the then current market price. In addition, J.D. Clinton was loaned, by the Company, the exercise price for all of his remaining warrants. The loan matures on December 31, 2004 (see discussion of loan below). The Office of the Chair was dissolved on October 1, 2001.

     On June 30, 2001, Mr. Clinton exercised warrants to purchase 1,545,066 shares of common stock through an affiliated entity, SAH Holdings, Ltd., for a total purchase price of $2,565 and exercised warrants to purchase 542,500 shares of common stock through another affiliated entity, Clinton Investments, Ltd., for a total purchase price of $900. Mr. Bone, on the same date, exercised warrants to purchase 82,500 shares of common stock through an affiliated entity, Caleb Investments, LP, for a total purchase price of $137. The Company loaned these entities the funds to make this purchase and each of these entities executed a non-recourse promissory note to the issuer payable in full on June 30, 2004. The notes accrue interest at the prime rate, also payable at maturity. The Company recognized $130, $84 and $191 of interest income on these notes for the year ended December 31, 2003, the six months ended December 31, 2002 and the year ended June 30, 2002. The loans are non-recourse to the borrowers but are collateralized by the underlying shares purchased. On December 31, 2002, Mr. Bone paid in full to the Company the outstanding balance of his loan. During calendar year 2003 Mr. Clinton repaid $110 on the balance of his loan.

     In connection with the relocation of the primary residence of Kent E. Lillie, former President & Chief Executive Officer of the Company, from Atlanta, Georgia, to Nashville, Tennessee, the Company made an interest-free loan to Mr. Lillie in the principal amount of $800. This note was forgiven as part of Mr. Lillie’s severance agreement during the year ended June 30, 2002.

     In September 1999 the Company entered into a lease agreement with INSOUTH Bank whereby the Company leased a portion of an office building located adjacent to the Company’s Nashville facilities. INSOUTH Bank is controlled by J.D. Clinton, Chairman of the Board of Directors of the Company and a principal shareholder. The Company paid INSOUTH Bank $0, $57, $172 and $163 for the year ended December 31, 2003, the six months ended December 31, 2002 and years ended June 30, 2002 and 2001, respectively. (The lease agreement and the liability associated with it have been assumed by the Network as part of the October 2002 joint venture transaction.) The Company paid to INSOUTH Bank $5 for office space in Florida for 2003. The Company paid $44 to Cobb Corp. for consulting services, $36 to a shareholder for consulting services, and $96 to the Network for accounting and consulting services.

NOTE 12 — STOCK OPTIONS AND WARRANTS

     In 1999, the Company’s Board of Directors adopted the 1999 Employee Stock Option Plan (the “1999 Plan”) which provides for the issuance of options to purchase up to 6,000,000 shares of the Company’s common stock. The 1999 Plan is administered by a committee of the Board of Directors consisting of non-employee directors. All directors and key employees are eligible to receive options. Options granted under the plan can be either incentive stock options or nonqualified stock options. Incentive stock options to purchase common stock may be granted at not less than 100% of the fair market value of the stock on the date of the grant. No options may be granted after July 21, 2009. No option that is an incentive stock option shall be exercisable after the expiration of ten years from the date such option was granted (five years if granted to a 10% shareholder). The options may provide for vesting, in full or in part, after a change in control of the Company. Due to the sale of the Network assets, which triggered a change of control of the Company, participants were able to vest in part of their remaining unvested options. Under the 1999 Plan, participants have ninety days to exercise options when termination has occurred due to a change in control of the Company. At December 31, 2003 there were 2,974,900 of remaining shares available for grant under the 1999 Plan.

     In 1991, the Company adopted a stock incentive plan for eligible employees (the “1991 Plan”). A special administrative committee of the Board of Directors was appointed to administer the plan. All employees of the Company are eligible to receive stock options under the plan. Options granted under the plan can be either incentive stock options or nonqualified stock options. Options to purchase common stock may be granted at not less than 100% of the fair market value of the common stock on the date of the grant. Options granted under the plan become exercisable immediately in the event 80% or more of the Company’s outstanding stock or substantially all of its assets are acquired by a third party. No options may be granted after October 15, 2001. No option that is an incentive stock option shall be exercisable after the expiration of ten years from the date such option was granted or five years after the expiration in the case of any such option that was granted to a 10% stockholder. A maximum of 1,500,000 shares of common stock may be issued under the plan upon the exercise of options.

     A summary of the status of the Company’s options as of December 31, 2003 and 2002, and June 30, 2002, and 2001, and changes during the periods ending on those dates is presented below:

	December 31,		December 31,		June 30,		June 30,
	2003		2002		2002		2001
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price	Options	Price
Outstanding at beginning of Period	4,250,434	$3.43	4,845,150	$3.46	3,488,850	$4.21	2,821,600	$7.62
Granted	70,000	3.00	368,500	2.66	2,147,500	2.52	1,797,350	2.24
Exercised	(255,250)	1.89	(304,350)	1.51	(95,750)	1.51	(33,400)	1.53
Forfeited/expired	(1,061,934)	3.31	(659,066)	4.14	(695,450)	4.29	(1,096,700)	10.27

Outstanding at end of period	3,003,250	2.58	4,250,234	3.43	4,845,150	3.46	3,488,850	4.21

Options exercisable at end of period	2,850,417		4,138,434		2,437,452		1,507,100
Weighted average fair value of options granted during the year	$1.19		$1.43		$1.68		$1.85

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices	at 12/31/03	Life	Price	at 12/31/03	Price
$0.00 - $1.99	243,250	3.90 years	$1.48	175,750	$1.46
$2.00 - $2.99	2,585,000	4.86 years	2.53	2,501,667	2.53
$3.00 - $3.99	115,000	4.58 years	3.29	115,000	3.29
$4.00 - $7.99	50,000	4.92 years	6.97	50,000	6.97
$8.00 - $12.99	10,000	5.92 years	12.69	8,000	12.69

	3,003,250			2,850,417

     At December 31, 2002, warrants to purchase 2,000,000 shares of common stock were outstanding. The warrants exercise price was $2.82 per common share. On June 30, 2003, 1,600,038 shares of warrants were exercised. The remaining 399,962 shares expired on June 30, 2003.

NOTE 13 – INCOME (LOSS) PER SHARE

     The following table sets forth for the periods indicated the calculation of net income (loss) per share included in the Company’s Consolidated Statements of Operations:

	Year Ended	Six Months Ended	Years Ended
	December 31,	December 31,	June 30,	June 30,
		(shares in thousands)
	2003	2002	2002	2001
Numerator:
(Loss) income from continuing operations	$(2,469)	$10,522	$(22,628)	$(5,425)
Preferred stock accretion and dividends	$(89)	(68)	—	(8,156)

Numerator for basic earnings per share-(loss) income available to common stockholders	$(2,558)	$10,454	$(22,628)	$(13,581)

Denominator:
Denominator for basic earnings per share-weighted-average shares	43,228	42,014	41,861	36,311
Effect of dilutive securities	—	331	—	—

Denominator for diluted earnings per Share-adjusted weighted-average shares and assumed conversions	43,228	42,345	41,861	36,311

Basic (loss) income from continuing operations per share	$(0.06)	$0.25	$(0.54)	$(0.37)

Diluted (loss) income from continuing operations per share	$(0.06)	$0.25	$(0.54)	$(0.37)

Although the amounts are excluded from the computations in loss years because their inclusion would be anti-dilutive, they are shown here for informational and comparative purposes only (in thousands):

Employee stock options	3,003	2,532	4,845	3,489
Warrants	—	2,000	2,000	2,000
Convertible preferred stock	7	—	14	16

NOTE 14 — EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan covering all full-time employees who have attained one year of service and are age 21 or older. Participants are permitted to make contributions in an amount equal to 1% to 15% of their compensation actually paid. Employer contributions are discretionary and allocated to each eligible employee in proportion to his or her compensation as a percentage of the compensation of all eligible employees. Beginning as of July 1, 1999, the Company elected to match a portion of the employee’s contribution up to a maximum of 50% of the employee’s annual contribution in the form of Company stock. The Company’s match on the 401(k) plan during the years ended June 30, 2002 and 2001 was 42 and 100 shares of common stock with related expense of $115 and $122, respectively. During the fiscal year ended June 30, 2002, the Board of Directors decided to change the Company match from common stock to a cash match. As a result, the Company expensed an additional $65 for the year ended June 30, 2002. For the six months ended December 31, 2002, the Company’s match was $115. For the year ended December 31, 2003 the Company match was $11, in addition the Company changed trustee’s as a result of the sale of 70% of the Network to Scripps in 2002.

     Following the closing of the sale of the Company’s interest in the Network to Scripps on October 31, 2002, the Company partially terminated the 401(k) plan with respect to the employees of the Network who became employees of Scripps. In order to effect this partial termination, shares of common stock of the Company were sold by the plan and the proceeds distributed to the plan participants for which the plan was terminated.

NOTE 15 – CONCENTRATIONS OF CREDIT RISK

     Concentrations of credit risk include cash on deposit in financial institutions and accounts receivable. Receivables prior to the sale of 70% of the Network were due from credit card companies and, ultimately, customers. The Company maintains reserves which management believed were adequate to provide for losses. Management believes the financial institutions holding the cash to be financially sound.

     For periods subsequent to the sale of the Company’s 70% interest in the Network, substantially all of the Company’s revenues will be derived from the affiliate fees charged to the Network.

NOTE 16 — CONTINGENCIES

Classic Collectibles, LLC

     A lawsuit was filed against the Company in January 2000 by a former vendor, Classic Collectibles, LLC, in state Chancery Court in Chattanooga, Tennessee. The vendor alleged that the Company improperly canceled certain orders, that certain amounts it paid to the Company under a written agreement should be refunded, and that certain amounts were left owing on the account. The vendor also claimed entitlement to alleged lost profits of approximately $2 million, asserting the Company did not provide an amount of broadcast network time in 1999 that the vendor alleged was orally promised in connection with the written agreement. A jury trial began for this case in September 2003 and ended in a mistrial. The matter has been set for trial again in April 2004. The Company continues to vigorously defend this matter.

Dixie Health, Inc.

     On September 27, 2002, Dixie Health, Inc. (“Dixie”) sued the Company, later adding the Network as a defendant, in the United States District Court for the Middle District of Tennessee at Nashville. Dixie asserts causes of action based upon Summit’s alleged use of trade dress owned by Dixie, arising from events occurring after the Company’s termination of Dixie as a vendor. Dixie asserted violations of the Lanham Act, unfair competition and false advertising, unfair or deceptive acts or practices, and an amount owed on the account. The Company has filed its answer and counterclaim and is vigorously pursuing discovery and defense.

     In addition, the Company is subject to routine litigation arising from the normal and ordinary operation of its business.

     The Company believes that these matters of litigation are not likely to have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 17 — DISCONTINUANCE OF COLLECTOR’S EDGE

     The Company discontinued the operations of its subsidiary and segment, Collector’s Edge of Tennessee, Inc. (“CET”), which formerly manufactured and distributed football trading cards, at the end of December 2000. The Company sold CET’s assets on February 19, 2001, for $1,500, $500 in cash and a note for $1,000 due in six equal installments which was paid in full on August 15, 2001. Revenues from CET were $2,519 fot the year ended June 30, 2001.

NOTE 18 — SALE OF HOUSTON TELEVISION STATION KZJL

     On March 20, 2001, the Company sold its Houston television station KZJL for $57,000. In addition to the cash received, the Company retained rights to 50% of any profits from any sale of the station’s Channel 60 – 69 spectrum. The gain recognized on the sale is the result of the proceeds less $6,752 for the net book value of fixed assets and license cost and $1,319 in closing costs.

NOTE 19 — OPERATING SEGMENTS

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

OPERATING SEGMENT DATA

	Year Ended	Six Months Ended	Years Ended
	December 31	December 31,	June 30,	June 30,
	2003	2002	2002	2001
Revenue:
Summit/Network	$—	$59,996	$176,086	$161,589
shopathometv.com	—	7,109	19,754	18,686
Affiliate fees	6,705	1,115	—	—
Intersegment eliminations	—	—	—	(2,660)

	$6,705	$68,220	$195,840	$177,615

Operating income (loss):
Summit/Network	$252	$(22,090)	$(22,356)	$(33,594)
shopathometv.com	—	1,046	(586)	(9,592)

	$252	$(21,044)	$(22,942)	$(43,186)

Depreciation and amortization:
Summit/Network	$689	$3,149	$9,453	$11,854
shopathometv.com	—	751	2,267	2,081

	$689	$3,900	$11,720	$13,935

Interest income:
Summit/Network	$150	$196	$552	$906
shopathometv.com	—	—	—	—

	$150	$196	$552	$906

Interest expense:
Summit/Network	$3,008	$4,924	$10,878	$11,875
shopathometv.com	—	—	—	—

	$3,008	$4,924	$10,878	$11,875

Income (loss) before taxes:
Summit/Network	$(3,912)	$16,540	$(32,692)	$4,429
shopathometv.com	—	40	(588)	(9,592)

	$(3,912)	$16,580	$(33,280)	$(5,163)

Income taxes:
Summit/Network	$(1,443)	$6,044	$(10,452)	$3,907
shopathometv.com	—	14	(200)	(3,645)

	$(1,443)	$6,058	$(10,652)	$262

Total assets:
Summit/Network	$118,633	$117,129	$167,726	$169,624
shopathometv.com	—	—	10,354	10,393

	$118,633	$117,129	$178,080	$180,017

Capital expenditures:
Summit/Network	$259	$768	$3,011	$2,664
shopathometv.com	—	—	13	63

	$259	$768	$3,024	$2,727

NOTE 20 - QUARTERLY FINANCIAL INFORMATION — (UNAUDITED)

	Year Ended December 31, 2003
			Quarter Ending
	March 31	June 30	September 30	December 31	TOTAL
Net Revenues	$1,673	$1,679	$1,679	$1,674	$6,705
Income (loss) from operations	107	329	242	(426)	252
Loss from continuing operations before taxes	(1,893)	(357)	(499)	(1,163)	(3,912)
Net income (loss)	(1,202)	(227)	(317)	(723)	(2,469)
Preferred stock dividends	(44)	(45)	—	—	(89)
Net loss available for common shareholders	(1,246)	(272)	(317)	(723)	(2,558)
Net income (loss) per basic and diluted share	(0.03)	(0.01)	(0.01)	(0.01)	(0.06)

	Six Months Ended December 31, 2002
	Quarter Ending
	September 30	December 31	TOTAL
Net Revenues	$53,141	$15,079	$68,220
Loss from operations	(6,369)	(14,675)	(21,044)
Income (loss) from continuing operations before taxes	(9,229)	25,809	16,580
Net income (loss)	(6,091)	16,613	10,522
Preferred stock dividends	—	(68)	(68)
Net Income (loss) available for common shareholders	(6,091)	16,545	10,454
Net income (loss) per basic and diluted share	(0.15)	0.40	0.25

	Year Ended June 30, 2002
		Quarter Ending
	September 30	December 31	March 31	June 30	TOTAL
Net Revenues	$43,410	$49,213	$49,745	$53,472	$195,840
Loss from operations	(4,854)	(5,753)	(6,695)	(5,640)	(22,942)
Income (loss) from continuing operations before taxes	(7,321)	(8,460)	(9,368)	(8,131)	(33,280)
Net income (loss)	(4,832)	(5,584)	(6,183)	(6,029)	(22,628)
Preferred stock dividends	—	—	—	—	—
Net loss available for common shareholders	(4,832)	(5,584)	(6,183)	(6,029)	(22,628)
Net income (loss) per basic and diluted Share	(0.12)	(0.13)	(0.15)	(0.14)	(0.54)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the chief executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report. The Company has also evaluated its internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act), and there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The Company’s Board of Directors is comprised of the seven (7) persons listed below. Each director serves a one-year term or until his or her successor is duly elected and qualified. All of the directors were elected for their current terms at the annual meeting of shareholders on June 2, 2003. The information relating to the directors set forth below has been furnished to the Company by the individuals named. Mr. Ditomassi is the only executive officer of the Company.

     J.D. Clinton, Director and Chairman of the Board. Mr. Clinton has been a Director and Chairman of the Board since 1993. Between May 7 and October 1, 2001, Mr. Clinton served as a member of the Office of the Chairman, which assumed responsibility for the management of the Company during the period in which it had no chief executive officer. Mr. Clinton is Chairman, President and Chief Executive Officer of Independent Southern Bancshares, Inc., Brownsville, Tennessee, a financial institutions holding company, Chairman and a Director of INSOUTH Bank, Brownsville, Tennessee, and Chairman and a Director of INSOUTH Funding, Inc., Boca Raton, Florida. Age 59.

     Frank A. Woods, Director. Mr. Woods has been a Director since 1993. Between May 7 and October 1, 2001, Mr. Woods served as a member of the Office of the Chairman, which assumed responsibility for the management of the Company during the period in which it had no chief executive officer. From October 1, 2001 through October 31, 2002, Mr. Woods served as Co-Chief Executive Officer of the Company. From October 31, 2002 to December 31, 2003, Mr. Woods served as President of Shop At Home Network, LLC, which operates a television and internet home shopping network. Effective January 2004, Mr. Woods was named Chairman of Shop At Home Network, LLC. From 1991 to 2000, Mr. Woods was Chairman of the Board and Director of MediaUSA L.L.C. (and its predecessor company, MediaOne), Nashville, Tennessee, a communications consulting and strategic planning firm. Mr. Woods has been a principal of The Woods Group in Nashville, Tennessee, a diversified merchant banking firm. Age 63.

     George R. Ditomassi, Director and President and Chief Executive Officer. Mr. Ditomassi has been a Director since May 7, 2001, and between May 7 and October 1, 2001, Mr. Ditomassi served as a member of the Office of the Chairman, which assumed responsibility for the management of the Company during the period in which it had no chief executive officer. From October 1, 2001 through October 31, 2002, Mr. Ditomassi served as Co-Chief Executive Officer of the Company, and since October 31, 2002, Mr. Ditomassi has served as President, Chief Executive Officer and Chief Financial Officer of the Company. Mr. Ditomassi was formerly Chairman of Milton Bradley Company, a manufacturer and marketer of toys and games. He has served as a Director of Milton Bradley Company since 1982 and was President between 1985 and 1990. Between 1990 and 1996, he was Chief Operating Officer of Games and International, Hasbro, Inc., a toy and game manufacturer and marketer, and he served as President of Hasbro International during 1996 and 1997. Age 69.

     Charles W. Bone, Director. Mr. Bone was elected to the Board on May 7, 2001, and between May 7 and October 1, 2001, Mr. Bone served as a member of the Office of the Chairman, which assumed responsibility for the management of the Company during the period in which it had no chief executive officer. He has practiced law since 1971, and is currently chairman of the law firm of Bone McAllester Norton PLLC, which he founded in 2002. Between 1994 and 2001, Mr. Bone was a partner in the law firm of Wyatt, Tarrant & Combs LLP. Age 56.

     Don C. Stansberry, Jr., Director. Mr. Stansberry was elected to the Board on November 29, 2001. Mr. Stansberry is President and a Director of Rose Hall Resorts, a company that is the general partner of Rose Hall Resorts, L.P. in Montego Bay, Jamaica. Rose Hall Resorts, L.P. owns The Ritz-Carlton Hotel at Rose Hall in Montego Bay, the development of which Mr. Stansberry coordinated with John W. Rollins & Associates. He also serves as a Director of Rose Hall Developments, Ltd. and is President of Rollins Jamaica, Ltd. In addition, he is the Vice Chairman of Nashville Speedway, USA, which recently developed and opened a new superspeedway in Wilson County (Nashville), Tennessee. Prior to his affiliation with these development companies, he had practiced law since 1963, chiefly concentrating in products liability disputes and business litigation as a shareholder with Baker, Donelson, Bearman & Caldwell, PC, and as a partner in a predecessor firm, Baker, Worthington Crossley, Stansberry & Woolf. He is a Director Emeritus of the First National Bank of Oneida, Tennessee. Age 64.

     Caroline Beasley, Director. Ms. Beasley was elected to the Board on June 2, 2003. She has served as the Vice President, Chief Financial Officer and Secretary of Beasley Broadcast Group, Inc. since 1994 and as a director of that company since 1983. She has served in various capacities at Beasley Broadcast Group, Inc. including business manager, assistant controller and corporate controller. Ms. Beasley is a member of the Broadcast and Cable Financial Management Association. She is also a director of Bank of Florida, N.A., in Naples, Florida. Age 41.

     J. Edward Pearson, Director. Mr. Pearson was elected to the Board on June 2, 2003. Since June 2003, Mr. Pearson has been President and Chief Executive Officer of Digiscript, Inc., which captures live presentations for distribution on the internet and by CD/ROM. From December 2002 until his employment at Digiscript, Mr. Pearson was a business consultant. From November 2001 until December 2002, when it merged with The Global Healthcare Exchange, Mr. Pearson was the Chief Executive Officer and during 2001, until his appointment as CEO, was the Chief Technology Officer of Medibuy, Inc., an internet based healthcare exchange and supply chain efficiency solutions provider. During 1999 to 2001, Mr. Pearson was the Chief Executive Officer of empactHealth.com, a predecessor of Medibuy. During 1997 to 1999, he was a consultant to the Vanderbilt University Medical Center Trauma Patient Care Center, where he provided chief financial officer duties; and he served as Chief Financial Officer of HIE, Inc., a systems and information integration solutions provider for the healthcare industry. Prior to 1997, Mr. Pearson was Chief Financial Officer and Executive Vice President of Criterion Health Strategies, a decision support and data warehousing solutions provider for the healthcare industry, and was Chief Financial Officer and Executive Vice President – Customer Operations of Inforum, Inc., a provider of strategic planning and decision support solutions for healthcare providers. Mr. Pearson is a certified public accountant (currently inactive) and worked for an accounting firm for a number of years. Mr. Pearson is a member of the Board of Directors of American Retirement Corporation. Age 41.

     The principal business activity of each of the above directors has been as shown above during the past five years, except that in some cases the individual has been employed by a predecessor organization or has undertaken greater responsibilities with the same employer, a parent company, or a successor organization.

Audit Committee Financial Expert

     The Audit Committee of the Board of Directors consists of J. Edward Pearson, Chairman, Caroline Beasley, and Don C. Stansberry, Jr. Each member is independent as defined under the NASDAQ Marketplace Rules. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Company’s Audit Committee and that J. Edward Pearson is an “audit committee financial expert” as defined by SEC rules.

Compliance with Section 16(a) of the Exchange Act

     Officers, directors and certain shareholders of companies which have equity securities registered with the SEC under Section 12 of the Securities Exchange Act of 1934, as amended from time to time (the “Securities Exchange Act”), must file certain periodic reports (identified as Forms 3, 4 and 5) with respect to their stock ownership of the company, and certain changes therein. Based solely upon a review of the Forms 3 and 4 and amendments thereto furnished to the Company during the most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, no director, officer, or shareholder beneficially owning more than 10% of any class of equity securities failed on a timely basis to file reports required by Section 16(a) of the Exchange Act with the exception of the Form 4’s filed by each member of the Board of Directors to report the grant on June 2, 2003, to each director of options to purchase 10,000 shares of common stock. The Company arranged for these forms to be completed and filed on behalf of the directors, and through a combination of administrative oversight and the unavailability of some directors to sign the forms, the forms were filed later than June 4, 2003, the second business day after the grant date. The Form 4’s for Mr. Clinton, Mr. Bone, Mr. Woods, Mr. Ditomassi and Ms. Beasley were filed on June 6, 2003, two days late. The filings for Mr. Pearson and Mr. Stansberry were filed on July 10, 2003 (four days late) and July 11, 2003 (five days late), respectfully, due to their unavailability. Mr. Stansberry was then out of the country.

Code of Ethics

The Board and executive leadership of Summit is guided by the core value of integrity and “doing what is right.” Integrity has always been a major part of Summit’s culture. The Company’s unswerving commitment to integrity is demonstrated by its focus on conducting business ethically, exhibiting a strong sense of corporate citizenship, and maintaining high standards of professionalism in the broadcasting industry. Accordingly, the Board of Directors authorized the executive leadership of the Company in November 2003 to prepare a written code of ethics that exemplified the ethical culture already in place at the Company and to present a written document for the Board to adopt during 2004. Following that meeting, management was presented with the Scripps merger offer, and management’s full attention has since been devoted to negotiating and executing the merger transaction with Scripps. In the event the merger transaction is not completed, the Company will present a written code of ethics document for adoption by the Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

     The following table sets forth the compensation paid or accrued by the Company during the fiscal year ended December 31, 2003, and during the fiscal years ended December 31, 2002, and June 30, 2002, to those persons who served as the Company’s CEO during the year ended December 31, 2003. The Company had no other executive officers serving as of the December 31, 2003, with compensation exceeding $100,000 or who would have received that amount of compensation except for the fact that such persons were not serving as of the end of that year.

Summary Compensation Table

					Long Terms
		Annual Compensation			Compensation
				Other
				Annual	Securities	All Other
Name and				Compen-	Underlying	Compen-
Principal	Fiscal Year	Salary	Bonus	sation	Options	sation
Position	Ended(1)	$	$	$	(#)(2)	$
George R. Ditomassi, President & CEO(3)	12/31/2003	200,000	400,000	—	10,000	—
	12/31/2002	200,000	—	—	350,000	—
	6/30/2002	142,308	25,000	—	750,000	—

(1)	The Company elected to change its fiscal year end from June 30 to December 31, effective December 31, 2002. Accordingly, compensation for the last three fiscal years consists of the fiscal year ended December 31, 2003, as well as the six months ended December 31, 2002 and the year ended June 30, 2002.

(2)	All numbers represent options to purchase the Company’s common stock.

(3)	Mr. Ditomassi was elected as President, CEO and CFO of the Company effective November 1, 2002. From October 1, 2001 through October 31, 2002, Mr. Ditomassi served as the Company’s Co-Chief Executive Officer. Prior to those dates, he was a member of the four person Office of the Chair of the Company from May 7, 2001 through September 30, 2001.

Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning stock option grants to Mr. Ditomassi who was granted a stock option during the Company’s fiscal year ended December 31, 2003.

OPTION GRANTS DURING FISCAL YEAR ENDING DECEMBER 31, 2003

		Individual Grants			Potential Realizable Value
at Assumed Annual Rates
	Number of	% of Total			of Stock Price
	Securities	Options/SARs	Exercise		Appreciation for
	Underlying	Granted to	Or Base		Option Term
	Options/SARs	Employees in	Price	Expiration
Name	Granted (#)	Fiscal Year	($/sh)	Date	5%($)	10%($)
George R. Ditomassi	10,000	14.3%	$3.00	June 2, 2008

Option Exercises in Last Fiscal Years and Fiscal Year-End Option Values

     No options were exercised by Mr. Ditomassi during the fiscal year ended December 31, 2003.

Employment Agreements

     George R. Ditomassi. The Company initially entered into an employment agreement with Mr. Ditomassi dated October 1, 2001, which agreement was replaced with an agreement dated March 20, 2002. The March 20, 2002 agreement was for a term of two years, and was thereafter automatically extended for one year terms unless either party terminated the agreement at least 30 days prior to its expiration date. Mr. Ditomassi received a signing bonus of $25,000 and received a base salary of $200,000 per year. In addition, Mr. Ditomassi was entitled to certain bonus compensation based upon the performance of the Company, which criteria were not met and no bonus paid. Mr. Ditomassi was also granted options to purchase 350,000 shares of the Company’s Common Stock at $2.00 (the market price on the grant date of October 4, 2001), and he also received options to purchase an additional 150,000 shares of Common Stock on November 29, 2001, at $2.90 per share. On March 20, 2002, Mr. Ditomassi was granted options to purchase 250,000 shares at $2.60 (the market price on the grant date). The agreement provided that if the employment of Mr. Ditomassi is terminated within one year after a change of control of the Company, including the employee’s resignation but excluding termination for cause, all unvested options will vest, and he will have five years to exercise the options. In addition, Mr. Ditomassi would receive twice his yearly base salary. Mr. Ditomassi also agreed not to compete with the Company for a period of two years after the termination of the employment agreement. On October 29, 2002, the Board of Directors of the Company determined that the sale of certain of the Company’s operating assets to The E.W. Scripps Company on October 31, 2002, constituted a “change of control” under Mr. Ditomassi’s employment agreement, giving him the right to terminate his employment within one year and receive a lump sum payment equal to twice his yearly base salary. Mr. Ditomassi subsequently advised the Company that he intended to resign from the Company on or prior to October 31, 2003, thereby giving him the right to the lump sum payment. The Company then undertook to renegotiate Mr. Ditomassi’s employment agreement, and on October 31, 2003, the Company and Mr. Ditomassi entered into an employment agreement which modified and restated the March 20, 2002 agreement. Under this agreement, which is currently in effect (a copy of which is filed with this report as Exhibit 10.80), the term of Mr. Ditomassi’s employment was set at one year, but both Mr. Ditomassi and the Company were given the right to terminate the agreement upon a 60 day written notice. Mr. Ditomassi receives a monthly salary of $16,667 and has no agreement with respect to the payment of any bonus. In addition, the Company also paid Mr. Ditomassi the lump sum payment of $400,000 to which Mr. Ditomassi had become entitled following the change in control. In addition, the Company agreed that all options previously granted to Mr. Ditomassi, which had not previously vest, would vest immediately.

Compensation of Directors

     On November 29, 2001, the Board adopted the current compensation structure for directors which includes the following: (1) an annual retainer of $10,000 payable quarterly; (2) $1,000 per board meeting attended in person and $500 by telephone; and (3) $500 for each board committee meeting attended in person and $250 if by telephone. The Chairman of the Board receives compensation equal to twice the amount paid to other directors. In addition, on October 29, 2002, the Board voted to make an additional annual payment of $60,000 to Mr. Clinton and to Mr. Bone in recognition of their additional management responsibilities after that date as members of the Executive Committee of the Board. In addition, both Mr. Clinton and Mr. Bone were granted options to purchase 100,000 shares of stock at the fair market value on that date ($2.90). On June 2, 2003, the Board made certain changes in the previous payment system. The Board increased the annual retainer to directors who are not members of the Executive Committee from $10,000 to $18,000. The payments for attendance at board and committee meetings was increased to the following: $1,500 per board meeting attended in person and $750 by telephone (with the Chairman receiving twice that amount); and $750 for each board committee meeting attended in person and $375 if by telephone. The Board also voted to pay the chairman of the Audit Committee an annual retainer of $10,000, and it awarded to each director options to purchase 10,000 shares of common stock at the then- current market value ($3.00).

     During the fiscal year ended December 31, 2003, the following options were granted to the directors of the Company:

	No. of Shares	Option Exercise
Director	Underlying Options	Price	Date Granted
J.D. Clinton	10,000	$3.00	June 2, 2003
Caroline Beasley	10,000	$3.00	June 2, 2003
Don C. Stansberry, Jr.	10,000	$3.00	June 2, 2003
Frank A. Woods	10,000	$3.00	June 2, 2003
J. Edward Pearson	10,000	$3.00	June 2, 2003
Charles W. Bone	10,000	$3.00	June 2, 2003
George R. Ditomassi	10,000	$3.00	June 2, 2003

Omnibus Stock Incentive Plan

     The Company’s Omnibus Stock Incentive Plan (the “Plan”) was adopted by the Company’s Board of Directors on October 15, 1991, and approved by the Company’s shareholders at the 1991 annual meeting of shareholders. The Plan was amended at the 1996 annual meeting of shareholders to make certain technical changes. The ability to make grants under this Plan terminated on October 15, 2001.

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

     The Plan provided that a maximum of 1,500,000 shares of Common Stock could be issued under the Plan. As of March 1, 2004, stock options for 0 shares of Common Stock had been granted under the Plan and were outstanding and unexercised. A total of 671,400 shares of Common Stock of the Company had been previously exercised. The Company has never issued any SARs.

1999 Employee Stock Option Plan

     The Company’s 1999 Employee Stock Option Plan (the “1999 Plan”) was adopted by the Company’s Board of Directors on July 21, 1999, and approved by the Company’s shareholders on March 30, 2000. The Plan was amended at the 2001 annual meeting of shareholders to increase the number of shares for which may be issued under the 1999 Plan and to make certain technical changes.

     A special administrative committee of the Board of Directors has been appointed to administer the plan. All employees of the Company are eligible to receive stock options and stock appreciation rights under the plan. Options granted under the Plan can be either incentive stock options or nonqualified stock options. Incentive stock options to purchase Common Stock may be granted at not less than 100% of fair market value of the Common Stock on the date of the grant.

     No option that is an incentive stock option nor any corresponding SAR related to such option shall be exercisable after the expiration of ten (10) years from the date such option or SAR was granted or after the expiration of five (5) years in the case of any such option or SAR that was granted to a 10% shareholder.

     The Plan provides that a maximum of 6,000,000 shares of Common Stock could be issued under the 1999 Plan. As of March 1, 2004, stock options for 2,367,750 shares of Common Stock had been granted under the 1999 Plan and were outstanding and unexercised. A total of 657,350 shares of Common Stock of the Company had been previously exercised. The Company has never issued any SARs.

[Remainder of this page is intentionally left blank.]

REPORT ON EXECUTIVE COMPENSATION

     The Company’s Board of Directors makes decisions on compensation of the Company’s executives. Each member of the Board, except for George R. Ditomassi, is a non-employee director. It is the responsibility of the Board to assure that the executive compensation programs are reasonable and appropriate, meet their stated purpose and effectively service the interests of the Company and its shareholders. Set forth below is the report of the Board of Directors with respect to executive compensation.

     The Company’s business operations fundamentally changed on October 31, 2002, when it closed the sale of a 70% interest in the Shop At Home Network to an affiliate of The E.W. Scripps Company. After that date, the Company’s business assets consisted of its investment in the remaining 30% of the Network, for which it has no operational responsibility, and its five television stations. The Company entered into an affiliation agreement with the Network under which it agreed that all of the stations would carry the Network’s programming on substantially a full-time basis. The Company’s operations were significantly diminished, reducing, for example, its number of employees from an estimated 508 as of June 30, 2002, to approximately 12 persons as of December 31, 2003. Further implications of this change in its operations are discussed herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The Board concluded that because of the reduced size and operations of the Company only a limited number of executive officers was warranted. As a result of the sale of the Network, all of the executive officers of the Company left the Company and became employees of the Network, with the exception of Mr. Ditomassi. Mr. Ditomassi agreed to remain with the Company at that time as both its chief executive officer and its chief financial officer, and its only executive officer.

     The Company believes that the most effective executive compensation program aligns the interests of the Company’s executives with the interests of its shareholders. The Company’s historical primary corporate mission has been to achieve positive cash flow and profitability on a consistent basis, thereby enhancing long-term shareholder value. Following the sale of control of the Network, the Company has undertaken to redefine its long-term goals, deciding whether or not to engage in further sales of its properties or to explore more effective uses for its remaining assets. The Board has, as a result, asked Mr. Ditomassi to manage the operations of the Company pending a definitive decision regarding the Company’s future, directing him to reduce the Company’s expenses as much as is feasible given the static nature of its revenues.

     In the fiscal year ended December 31, 2003, the Company sought to compensate Mr. Ditomassi consistent with his caretaker role by paying him a fixed salary which had been established in a prior fiscal year, and to continue to pay him bonus compensation, if any, based on improvements in the Company’s earnings before interest, taxes, depreciation and amortization. Other than a grant of stock options made generally to all directors, the Company did not grant additional stock options to Mr. Ditomassi.

     The Company initially entered into an employment agreement with Mr. Ditomassi dated October 1, 2001, which was replaced with an agreement dated March 20, 2002. The March 20, 2002, agreement was for a term of two years, and was thereafter automatically extended for one year terms unless either party terminated the agreement at least 30 days prior to its expiration date. Mr. Ditomassi received a signing bonus of $25,000 and received a base salary of $200,000 per year. In addition, Mr. Ditomassi was entitled to certain bonus compensation based upon the performance of the Company, which criteria were not met and no bonus paid. Mr. Ditomassi was also granted options to purchase 350,000 shares of the Company’s Common Stock at $2.00 (the market price on the grant date of October 4, 2001), and he also received options to purchase an additional 150,000 shares of Common Stock on November 29, 2001, at $2.90 per share. On March 20, 2002, Mr. Ditomassi was granted options to purchase 250,000 shares at $2.60 (the market price on the grant date).

     The March 20, 2002 agreement provided that if the employment of Mr. Ditomassi were terminated within one year after a change of control of the Company, including his resignation but excluding termination for cause, all unvested options will vest, and he would have five years to exercise the options. In addition, Mr. Ditomassi would receive a lump sum payment equal to twice his yearly base salary. Mr. Ditomassi also agreed not to compete with the Company for a period of two years after the termination of the employment agreement. On October 29, 2002, the Board of Directors of the Company determined that the sale of certain of the Company’s operating assets to The E.W. Scripps Company on October 31, 2002, constituted a “change of control” under Mr. Ditomassi’s employment agreement, giving him the right to terminate his employment within one year and receive the lump sum payment equal to twice his yearly base salary.

     Mr. Ditomassi advised the Company that he intended to resign from the Company on or prior to October 31, 2003, thereby giving him the right to the lump sum payment. The Company then undertook to renegotiate Mr. Ditomassi’s employment agreement, and on October 31, 2003, the Company and Mr. Ditomassi entered into an employment agreement which modified and restated the March 20, 2002, agreement. Under this agreement, which is currently in effect, the term of Mr. Ditomassi’s employment was set at one year, but both Mr. Ditomassi and the Company were given the right to terminate the agreement upon a 60 day written notice. Mr. Ditomassi receives a monthly salary of $16,667 and has no agreement with respect to the payment of any bonus. In addition, the Company also paid Mr. Ditomassi the lump sum payment of $400,000 to which Mr. Ditomassi had become entitled following the change in control. In addition, the Company agreed that all options previously granted to Mr. Ditomassi, which had not previously vest, would vest immediately.

     The Board believes that compensation arrangement reached on October 31, 2003, was appropriate considering the scope and responsibilities of Mr. Ditomassi’s duties. First of all, at that time the Company was actively seeking buyers for its television stations, and under such circumstances, it would have been difficult to replace Mr. Ditomassi at a comparative compensation level. Further, Mr. Ditomassi’s experience and knowledge gained from managing the Company was an important consideration that led the Board to enter into negotiations to retain Mr. Ditomassi’s services. The Board concluded that the $400,000 payment had been a reasonable term of Mr. Ditomassi’s March 2002 employment agreement, and the Board concluded that the better business decision was to pay the lump sum payment to Mr. Ditomassi and retain his services than to make such payment and lose his services. The Board further concluded that a short duration agreement with a sixty day termination notice provision was reasonable given the Company’s plans. It also concluded that having no specific agreement regarding the payment of any bonus was also reasonable. Further, the stock options granted to Mr. Ditomassi in 2001 and 2002 were considered adequate to provide incentives to Mr. Ditomassi to improve the financial performance of the Company.

THE FOREGOING REPORT IS SUBMITTED BY ALL MEMBERS OF THE COMPANY’S BOARD OF DIRECTORS WHO ARE THE FOLLOWING:

Caroline Beasley	Don C. Stansberry, Jr.
Charles W. Bone	J. Edward Pearson
J.D. Clinton	Frank A. Woods
George R. Ditomassi

SHAREHOLDER RETURN COMPARISONS

     The following line-graph compares the cumulative shareholder returns for the Company over the past five (5) years with a broad market equity index and a published industry or line-of-business index. For these purposes, the Company has chosen the NASDAQ Market Index and a Peer Group Index composed of a combination of those industries classified as “Media — Broadcasting — TV” and “Retail — Catalog & Mail Order Houses” by Media General Financial Services, Inc. This graph uses as a beginning price the average of the high and low bid of the Company’s common stock on the last trading day before the beginning of the Company’s fifth preceding fiscal year, through and including the end of the Company’s most recently completed fiscal year.

	6/30/98	6/30/99	6/30/00	6/30/01	6/30/02	12/31/02	12/31/03

Summit America Television, Inc.	100.00	250.00	131.14	83.65	56.14	74.95	110.32
Peer Group Index	100.00	110.92	148.90	106.19	89.26	79.61	108.28
NASDAQ Market Index	100.00	140.14	210.86	116.77	79.21	72.54	109.07

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents the beneficial ownership of our common stock, as of March    , 2004, by our directors and executive officers and by all directors and executive officers as a group:

		Amount and Nature of	Percent of
Name of Beneficial Owner(1)	Position	Beneficial Ownership	Class
	Chairman of the Board
J.D. Clinton (2)	and Director	3,228,331	7.3
	President, Chief
George R. Ditomassi (3)	Executive Officer,and
	Director	954,500	2.1
Charles W. Bone (4)	Secretary and Director	275,000	*
Frank A. Woods (5)	Director	820,000	1.8
Don C. Stansberry, Jr. (6)	Director	39,300	*
Caroline Beasley (7)	Director	10,000	*
J. Edward Pearson (8)	Director	10,000	*
All Directors and executive officers as a group – 7 persons		5,335,631	11.5

*	Less than 1.0%

(1)	In addition to those shares over which the person has voting power or investment power, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this document upon the exercise of options and warrants. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this proxy statement have been exercised.

(2)	Mr. Clinton’s address and the address of SAH Holdings, Ltd. (“SAH”), is 400 Fifth Avenue South, Suite 205, Naples, Florida 34102. SAH is a Florida limited partnership, and Gatehouse Equity Management Corporation, a Tennessee corporation (“GEM”), is its sole general partner. Mr. Clinton is chairman, a director and the sole shareholder of GEM. SAH currently owns 1,520,930 shares of Common Stock. Clinton Investments, Ltd., a Florida limited partnership of which GEM is the sole general partner, owns 1,286,176 shares of Common Stock. GEM owns 38,400 shares of Common Stock. Mr. Clinton individually holds options to purchase 231,250 shares of stock from The Company. Mr. Clinton’s wife owns, individually, 13,280 shares of Common Stock. Two trusts, the beneficiaries of which are members of Mr. Clinton’s immediate family, own 138,295 shares of Common Stock in the aggregate. All of the listed shares are assumed to be beneficially owned by Mr. Clinton.

(3)	Includes options to purchase 947,500 shares.

(4)	Includes 82,500 shares held by a limited partnership for which Mr. Bone is the general partner, and also includes options to purchase 192,500 shares.

(5)	Includes options to purchase 815,000 shares.

(6)	Includes options to purchase 30,000 shares.

(7)	Includes options to purchase 10,000 shares.

(8)	Includes options to purchase 10,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation Committee Interlocks and Insider Participation

     The Board of Directors of the Company does not have a standing compensation committee. All directors of the Company participate in executive compensation decisions.

Transactions with Related Parties

     When the Company (then called Shop At Home, Inc.) sold a 70% interest in the Shop At Home Network to The E.W. Scripps Company in October 2002, Frank A. Woods was the co-chief executive officer and a director of the Company. At that time, Mr. Woods’ employment with the Company was terminated, and he became an employee of Scripps, as president, and subsequently chairman, of the Network. Since October 2002, Mr. Woods has remained a director of the Company. Substantially all of the revenue of the Company during the fiscal year ended December 31, 2003, came from payments made to the Company by the Network under an affiliation agreement whereby all of the television stations owned by the Company carry the programming provided by the Network.

     In September 1999, the Company entered into a lease agreement with INSOUTH Bank whereby it leased a portion of an office building located adjacent to its Nashville facilities. INSOUTH Bank is controlled by J.D. Clinton, chairman of the board of directors of the Company and a principal shareholder. When the Company sold the 70% interest in the Network to Scripps in October 2002, the bank continued to lease a portion of the building to the Network, which assumed the Company’s lease with INSOUTH. Mr. Clinton is currently negotiating on behalf of INSOUTH a modification of the lease arrangement that would add the second floor of the building to the currently rented space, would adjust the base rental amount and annual increases, and would extend the term of the lease with the Network through April 1, 2007.

     In November 2002, the Company entered into a lease for office space in Naples, Florida, from an affiliate of Mr. Clinton.

     On June 30, 2001, Mr. Clinton exercised warrants to purchase 1,545,066 shares of common stock through an affiliated entity, SAH Holdings, Ltd., for a total purchase price of $2,565,000 and exercised warrants to purchase 542,500 shares of common stock through another affiliated entity, Clinton Investments, Ltd., for a total purchase price of $900,000. The Company loaned these entities the funds to make this purchase and each of these entities executed a non-recourse promissory note to the issuer payable in full on June 30, 2004. The notes carry interest at the prime rate, also payable at maturity. The loans are non-recourse to the entities but are collateralized by the underlying shares purchased. Interest on the note accrues at the prime rate of interest.

     Mr. Bone is a member of the law firm of Bone McAllester Norton PLLC, which has provided the Company’s principal legal representation since the firm’s inception on January 1, 2002. For the fiscal year ended December 31, 2003, legal fees of $547 were paid to that firm.

ITEM 14. Principal Accountant Fees and Services

Independent Auditors’ Fees

Audit Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered by Deloitte & Touche, LLP (“Deloitte”) in connection with (i) the audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2003, and (ii) the reviews of the Company’s unaudited condensed consolidated interim financial statements as of September 30, 2003, June 30, 2003, and March 31, 2003 were $185,000. Aggregate fees for these services for the fiscal year ending June 30, 2002, and for the six-month period ended December 31, 2002, were $324,023.

Audit-Related Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered by Deloitte for audit-related services for the year ended December 31, 2003 were $16,500. Audit-related services include due diligence related to the proposed merger and dispute consulting services. Aggregate fees for these services for the fiscal year ending June 30, 2002, and for the six-month period ended December 31, 2002, were $74,928.

Tax Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered by Deloitte in connection with tax compliance for the year ended December 31, 2003, were $177,623. Aggregate fees for these services for the fiscal year ending June 30, 2002, and for the six-month period ended December 31, 2002, were $135,875.

All Other Fees

During the year ended December 31, 2003, the fiscal year ending June 30, 2002, and the six-month period ended December 31, 2002, no fees were paid to Deloitte for any other professional services.

Pre-Approval Policies

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of service and is subject to a specific engagement authorization. The Audit Committee requires the independent auditors and management to report on the actual fees charged for each category of service at Audit Committee meetings throughout the year.

During the year, circumstances may arise when it may become necessary to engage the independent auditors for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditors. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for those instances when pre-approval is needed prior to a scheduled Audit Committee meeting. The Chairman of the Audit Committee must report on such approvals at the next scheduled Audit Committee meeting.

All fiscal year 2003 audit and non-audit services provided by the independent auditors were pre-approved.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following consolidated financial statements of the Company, together with the report of independent auditors, are incorporated by reference in Item 8 of this Form 10-K:

1.	Consolidated Financial Statements

Reports of Independent Accountants

Consolidated Balance Sheets as of December 31, 2003, December 31, 2002, and June 30, 2002

Consolidated Statements of Operations for the year ended December 31, 2003, the six months ended December 31, 2002 and the years ended June 30, 2002, and 2001

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2003, the six months ended December 31, 2002, and the years ended June 30, 2002, and 2001

Consolidated Statements of Cash Flows for the year ended December 31, 2003, the six months ended December 31, 2002 and the years ended June 30, 2002, and 2001

Notes to the Consolidated Financial Statements

2.	Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

Schedule 3-09: Financial Statements of Significant Unconsolidated Investee

Schedules not listed above are omitted because they are not required or because the required information is included in our consolidated financial statements or notes thereto.

3.	Exhibits

The Index to Exhibits begins on page 89.

(b)	Reports on Form 8-K

No current reports on Form 8-K were filed during the last quarter (October 1, 2003, through December 31, 2003) of the period covered by this annual report.

(c)	The Exhibits referenced in Item 15(a)(3) above are incorporated by reference into this Form 10-K.

(d)	The following financial statement schedule is filed herewith:

Schedule II: Valuation and Qualifying Agreements
Schedule 3-09: Financial Statements of Significant Unconsolidated Investee

Schedules not listed above are omitted because they are not required or because the required information is included in our consolidated financial statements or notes thereto.

SUMMIT AMERICA TELEVISION, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEAR ENDED DECEMBER 31, 2003, THE SIX MONTHS ENDED DECEMBER 31, 2002 AND
YEARS ENDED JUNE 30, 2002 AND 2001

(Thousands of Dollars)

	Balance at	Charged to		Balance
	Beginning	Returns and		at end
Credits Due to Customers	of period	Allowances	Deductions(1)	of period(2)
Year ended December 31, 2003 Estimated credits due to customers	$0	$0	$0	$0

Six months ended December 31, 2002 Estimated credits due to customers	$4,523	$18,011	$22,534	$0

Year ended June 30, 2002 Estimated credits due to customers	$3,443	$40,832	$39,752	$4,523

Year ended June 30, 2001 Estimated credits due to customers	$2,711	$58,734	$58,002	$3,443

	Balance at			Balance
	beginning	Additional		at end
Accounts Receivable Reserve	of period	provisions	Reduction	of period(2)
Year ended December 31, 2003 Accounts receivable Reserves	$0	$90	$0	$90

Six months ended December 31, 2002 Accounts receivable Reserves	$406	$287	$693	$0

Year ended June 30, 2002 Accounts receivable Reserves	$2,489	$1,266	$3,349	$406

Year ended June 30, 2001 Accounts receivable Reserves	$1,595	$2,517	$1,623	$2,489

				Balance
	Balance at beginning	Additional		at end
Inventory Reserve	of period	provisions	Deductions	of period(2)
Year ended December 31, 2003 Inventory reserves	$0	$0	$0	$0

Six months ended December 31, 2002 Inventory reserves	$684	$0	$684	$0

Year ended June 30, 2002 Inventory reserves	$1,717	$799	$1,832	$684

Year ended June 30, 2001 Inventory reserves	$669	$3,587	$2,539	$1,717

(1)	Merchandise returned

(2)	Balance transferred with sale of Network assets on October 31, 2002. The 2003 reserve is applicable to a receivable from an insurance company rather than a trade receivable.

Schedule 3-09
Significant Unconsolidated Investee

INDEPENDENT AUDITORS’ REPORT

To the Members of Shop At Home Network, LLC
Nashville, Tennessee

We have audited the accompanying balance sheets of Shop At Home Network, LLC (the “LLC”) as of December 31, 2003 and 2002, and the related statements of operations, cash flows and members’ equity for the year ended December 31, 2003 and the period from November 1, 2002 (date of formation) to December 31, 2002. These financial statements are the responsibility of LLC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of LLC at December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 and the period from November 1, 2002 (date of formation) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP

Nashville, Tennessee
March 12, 2004

SHOP AT HOME NETWORK, LLC
BALANCE SHEETS
( in thousands )

	As of December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash	$2,079	$37
Accounts receivable (less allowances - 2003, $2,824; 2002, $1,024)	16,850	8,332
Inventories, net	21,622	16,344
Miscellaneous	425	486

Total current assets	40,976	25,199

PROPERTY, PLANT AND EQUIPMENT, net	18,919	19,927

OTHER ASSETS	218	226

TOTAL ASSETS	$60,113	$45,352

LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$25,116	$22,679
Customer refunds	7,747	6,020
Unearned revenue	1,850	2,150
Accrued employee compensation and benefits	1,882	1,458
Current portion of capital lease obligations	15	179

Total current liabilities	36,610	32,486

ADVANCE FROM SCRIPPS	52,431	8,225

CAPITAL LEASE OBLIGATIONS	—	15

MEMBERS’ EQUITY/(DEFICIT)	(28,928)	4,626

TOTAL LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)	$60,113	$45,352

See notes to financial statements.

SHOP AT HOME NETWORK, LLC
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD FROM
NOVEMBER 1, 2002 (DATE OF FORMATION) TO DECEMBER 31, 2002
( in thousands )

	Year ended	Two months ended
	December 31,	December 31,
	2003	2002
OPERATING REVENUES:
Merchandise	$224,122	$40,008
Shipping and handling	12,957	2,154
Other	1,404	182

Total operating revenues	238,483	42,344

OPERATING EXPENSES:
Costs of merchandise sold	158,141	27,553
Employee compensation and benefits	23,835	3,852
Network affiliate fees	58,792	9,765
Satellite transmission	1,740	290
Advertising	841	156
Other	22,402	2,416
Depreciation	4,261	1,731

Total operating expenses	270,012	45,763

OPERATING INCOME (LOSS)	(31,529)	(3,419)

OTHER CREDITS (CHARGES):
Interest on advances with Scripps	(1,980)	(58)
Other interest expense	(45)	(3)

Total other credits (charges)	(2,025)	(61)

NET INCOME (LOSS)	$(33,554)	$(3,480)

See notes to financial statements.

SHOP AT HOME NETWORK, LLC
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD FROM
NOVEMBER 1, 2002 (DATE OF FORMATION) TO DECEMBER 31, 2002
( in thousands )

	Year ended	Two months ended
	December 31,	December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(33,554)	$(3,480)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation	4,261	1,731
Changes in certain working capital accounts, net of contributed assets:
Accounts receivable	(8,518)	(4,639)
Inventories, net	(5,278)	(2,118)
Accounts payable	2,437	141
Accrued employee compensation and benefits	330	180
Other, net	1,582	159
Miscellaneous, net	8	25

Net operating activities	(38,732)	(8,001)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,249)	(576)
Miscellaneous, net	(4)	15

Net investing activities	(3,253)	(561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Scripps	44,206	8,225
Principal payments on capital leases	(179)	(46)

Net financing activities	44,027	8,179

INCREASE (DECREASE) IN CASH	2,042	(383)
CASH:
Beginning of year	37	420

End of year	$2,079	$37

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$2,025	$61
State income taxes paid	—	25

See notes to financial statements.

SHOP AT HOME NETWORK, LLC
STATEMENTS OF MEMBERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD FROM
NOVEMBER 1, 2002 (DATE OF FORMATION) TO DECEMBER 31, 2002
( in thousands )

	Summit	Shop At Home
	America	Holding Co.	Total
Contribution of Shop At Home net assets	$8,106		$8,106
Scripps acquisition of controlling interest	(7,093)	$7,093

Balance at November 1, 2002	1,013	7,093	8,106
Net income (loss)	(435)	(3,045)	(3,480)

Balances at December 31, 2002	578	4,048	4,626
Net income (loss)	(4,194)	(29,360)	(33,554)

Balances at December 31, 2003	$(3,616)	$(25,312)	$(28,928)

See notes to financial statements.

SHOP AT HOME NETWORK, LLC
NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used in the Notes to Financial Statements, the terms “we,” “our” or “us” may, depending on the context, refer to Shop At Home Network, LLC (the “LLC”) or the Shop At Home Television Network (“Shop At Home”).

Management and Ownership Structure – LLC was formed on November 1, 2002, as a result of a transaction (the “Transaction”) in which The E. W. Scripps Company (“Scripps”) acquired a 70%-controlling interest in Shop At Home from Summit America Television, Inc. (“Summit America”). Under the terms of the Transaction, Summit America contributed substantially all of Shop At Home’s assets to LLC and LLC assumed certain of Shop At Home’s liabilities. Summit America also transferred an 87.5% ownership interest in LLC to a wholly-owned subsidiary company, SAH Holdings, Inc. (“SAH Holding”). Scripps then acquired an 80% interest in SAH Holdings for $49.5 million in cash.

A summary of Summit America’s and Scripps’ beneficial interests in Shop At Home is as follows:

( in thousands )
	Summit America			Scripps
			Total		Total
		SAH	Summit	SAH	Shop At
	LLC	Holding	America	Holding	Home
Contribution of Shop At Home net assets	$1,013	$7,093	$8,106		$8,106
Scripps acquisition of controlling interests		(5,674)	(5,674)	$5,674

Balance at November 1, 2002	1,013	1,419	2,432	5,674	8,106
Net income (loss)	(435)	(609)	(1,044)	(2,436)	(3,480)

Balances at December 31, 2002	578	810	1,388	3,238	4,626
Net income (loss)	(4,194)	(5,872)	(10,066)	(23,488)	(33,554)

Balances at December 31, 2003	$(3,616)	$(5,062)	$(8,678)	$(20,250)	$(28,928)

LLC is governed by a five member board, three members of which are selected by Scripps and two by Summit America.

Except for cash distributions intended to offset the tax liabilities associated with any allocated taxable income (“Tax Distributions”), members are entitled to cash distributions only after all loans from members have been repaid. Such loans at December 31 totaled $52.4 million in 2003 and $8.2 million in 2002.

Summit America has the right to require Scripps to purchase its 30% interest in Shop At Home at any time between November 1, 2004, and October 31, 2007, at then fair value. Scripps has an option to acquire the remaining 30% of Shop At Home at any time after October 31, 2007, at then fair value. In December of 2003, Scripps reached a definitive agreement to acquire Summit America. We expect the transaction should be completed in the second quarter of 2004. Upon the completion of the transaction, Scripps would own 100% of LLC.

Nature of Operations – LLC operates Shop At Home, a 24-hour television retailing network. We produce television programming used to market a range of consumer goods to television viewers. We also market a range of consumer goods on our Web site. Programming is distributed to television viewers under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems.

Concentration Risks — We sell merchandise to a geographically dispersed and diverse customer base. Receivables are due from credit card companies and, ultimately, our customers. We maintain reserves which we believe are adequate to provide for losses.

The electronic retailing industry is sensitive to general economic conditions and business conditions affecting consumer spending. Our product lines include jewelry, coins and other unique items that may make our business more sensitive to economic conditions than general retailers.

We generally do not have long-term commitments with our vendors, and a variety of sources are available for each category of merchandise sold. Products purchased from two vendors in two different product categories accounted for 22% and 13% of cost of merchandise sold for the year ended December 31, 2003. Our business could be adversely affected if these vendors ceased supplying merchandise.

Our programming is telecast nationally on a full or part-time basis under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems. The four largest affiliates provide service to approximately 47% of homes receiving our programming. The loss of distribution by any of these affiliates would adversely affect our business. While no assurance can be given regarding renewal of our affiliation agreements, Shop At Home has historically successfully renewed expiring agreements.

Use of Estimates – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make a variety of decisions that affect the reported amounts and the related disclosures. Such decisions include the selection of accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions.

Our financial statements include estimates for the recognition of certain revenues, product returns, the periods over which long-lived assets are depreciated or amortized, uncollectible accounts receivable, and the fair value of our inventories.

While we re-evaluate our estimates and assumptions on an ongoing basis, actual results could, in fact, differ from those estimated at the time of preparation of the financial statements.

Revenue Recognition — Our primary source of revenue is from the sale of merchandise to consumers. Other revenue includes shipping and handling fees billed to customers and rentals of customer lists.

Merchandise is sold to customers with terms of FOB shipping point. However, we will replace merchandise lost or damaged in shipment. As a result, we defer revenue recognition until the products are received by the customer. At December 31, deferred revenue for products shipped, but in transit, was estimated to be $1.9 million in 2003 and $2.1 million in 2002. Depending on the value of the products shipped, we may elect to purchase insurance to cover our risk of loss or damage in transit.

Customers may return merchandise for full credit or refund within 30 days from the date of receipt. Revenue is reported net of estimated returns. This requires us to estimate product returns. Such estimates are based upon our historical experience. At December 31, estimated amounts due customers for product returns totaled $7.7 million in 2003 and $6.0 million in 2002. We subsequently adjust these estimated amounts based upon the actual levels of merchandise returned.

List rental income is recognized over the periods the lists are used.

Inventories — Inventories primarily consist of finished goods held for sale, such as products for the home, cookware, jewelry, electronics, collectibles and other consumer products. Inventories are stated at the lower of cost or market using the average cost method, which approximates the first in, first out method.

We identify slow-moving or obsolete merchandise inventories and estimate appropriate loss provisions. Estimated loss provisions are calculated net of amounts that can be recovered under vendor return programs. While we have no reason to believe our inventory return privileges will be discontinued in the future, our risk of loss would increase if such a loss of return privileges were to occur. At December 31, estimated inventory loss provisions totaled $0.8 million in 2003 and $1.5 million in 2002.

Cost of merchandise sold represents the purchase price of the merchandise plus inbound and outbound freight costs.

Property, Plant and Equipment — Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and improvements	35 years
Transmission and related equipment	15 years
Other program production equipment	3 to 15 years
Office equipment and software	3 to 10 years

In accordance with Financial Accounting Standard (“FAS”) 144 — Accounting for the Impairment and Disposal of Long-lived Assets, property, plant and equipment is reviewed for impairment whenever events or circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to the carrying amount of the assets. If the undiscounted cash flow is less than the carrying amount of the assets, then amortizable intangible assets are written down first, followed by other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During the year ended 2003 and the two months ended 2002, no impairment charges were recognized on any of our long-lived assets.

Self-Insured Risks — Scripps self-insures general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. We are allocated a share of the annual cost, which is calculated based on historical claims experience and are developed from actuarial valuations. See Note 7. We do not believe it is likely that the estimates for such items will change materially in the near term.

Income Taxes – LLC is organized as a limited liability corporation and is treated as a partnership for federal income tax purposes. As a result, federal income taxes accrue to Scripps and Summit America. Accordingly, no provision for federal income taxes is included in the accompanying financial statements.

For income tax purposes, profits are allocated first to offset previously allocated losses and then to the owners in proportion to their relative ownership interests. Losses are allocated first to offset previously allocated profits and then in proportion to ownership interests.

LLC is taxed directly at the partnership level under Tennessee state income tax. According, LLC will file a separate Tennessee state income return. Deferred state income taxes are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years. Our temporary differences primarily result from accelerated depreciation for tax purposes, revenue deferred for merchandise in transit, allowances for merchandise returns, accounts receivable allowances, and inventory loss provisions. A valuation allowance is provided to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Financial Instruments and Risk Management Contracts — Financial instruments consist of cash, accounts receivable, accounts payable, and capital lease obligations. The carrying amounts of these financial instruments approximate their fair value. We held no derivative financial instruments in 2003.

2. ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Changes — Effective January 1, 2003, we adopted FAS 146 — Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement requires that liabilities associated with exit or disposal activities be recognized and measured at fair value when incurred as opposed to at the date an entity commits to an exit plan. Adoption of this standard had no effect on our financial statements.

In 2003, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“Interpretation”) 45 — Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation 45 requires a guarantor to disclose information regarding the amounts, terms, maximum future payments and the carrying amount of guarantees, and to recognize a liability for the obligations undertaken at the time a guarantee is issued. Adoption of this standard had no effect on our financial statements.

FAS Interpretation No. (“Interpretation”) 46 — Consolidation of Variable Interest Entities was issued in January 2003 (as revised December 2003). Interpretation 46 clarifies when such entities must be consolidated. We do not hold any interests in such entities, accordingly adoption of the standard had no effect on our financial statements.

FAS 149 — Amendment of Statement 133 on Derivative Instruments and Hedging Activities was issued in April 2003. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and is effective for contracts entered into or modified after June 30, 2003. Adoption of the standard had no effect on our financial statements.

FAS 150 — Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity was issued in May 2003. FAS 150 established standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity, including mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. Under FAS 150, such financial instruments are required to be classified as liabilities (or assets in some circumstances) in the statement of financial position. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and applies to all other financial instruments in the first interim or annual period beginning after June 15, 2003 except for certain provisions of this statement which the FASB deferred indefinitely. Adoption of the effective portions of FAS 150 had no effect on our financial statements.

3. FORMATION OF LLC

The contribution of the net assets of Shop At Home meets the definition of a business combination as defined by FAS 141 — Business Combinations. Emerging Issues Task Force D-97 – Push Down Accounting, does not allow assets purchased in a business combination to be recorded at fair value unless a controlling interest of 80% or greater has been obtained, thus the contribution of the net assets of Shop At Home were recorded at historical cost. The following table summarizes the opening balances of LLC.

( in thousands )
Opening
Balances
Inventories, net	$14,226
Accounts receivable (less allowances — $1,390)	3,693
Property, plant and equipment, net	21,097
Cash	420
Other current and noncurrent assets	802

Total assets contributed by Summit America	40,238

Accounts payable	22,538
Customer refunds	3,254
Unearned revenue	4,794
Accrued liabilities	1,306
Capital lease obligations	240

Total liabilities assumed	32,132

Net assets	$8,106

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

( in thousands )
	As of December 31,
	2003	2002
Land and improvements	$1,250	$1,250
Buildings and improvements	12,842	12,514
Fixtures and equipment	40,629	38,075

Total	54,721	51,839
Accumulated depreciation	35,802	31,912

Property, plant and equipment, net	$18,919	$19,927

Approximately $0.8 million of equipment acquired pursuant to capital lease obligations is included in property, plant and equipment as of December 31, 2003 and 2002. We intend to retire all capital lease obligations in 2004.

5. INCOME TAXES

The effect of the temporary differences giving rise to state deferred income tax assets (liabilities) were as follows:

( in thousands )
	As of December 31,
	2003	2002
Accelerated depreciation and amortization	$(9)	$(111)
Inventory loss provision and uniform capitalization	(146)	(81)
Unearned revenue and merchandise returns	312	266
Accounts receivable allowances	92	33
Other items	14	11

Total	263	118
State net operating loss carryforwards	1,191	170

Net deferred tax asset (liability)	$1,454	$288

Valuation allowance	$(1,454)	$(288)

Our state net operating loss carryforwards expire between 2017 and 2018. Based upon our current period net taxable loss and anticipated losses in 2004 we have provided a valuation allowance for the full amount of the net operating loss carryforwards and our deferred tax assets. Accordingly, our financial statements do not include a state income tax provision or benefit.

6. FUNDING OF FUTURE OPERATIONS

Our operations have required significant cash infusions through December 31, 2003. We believe additional cash infusions will be required in 2004. Therefore, we are dependent upon the continuing commitment of Scripps for our cash needs.

We have a credit agreement with Scripps, which permits aggregate borrowings up to $35 million. Under the credit agreement, principal payments are not required until October 31, 2006, the termination date of the agreement. Interest accrues under the agreement at 6% per year and is payable quarterly on the last day of January, April, July and October of each year.

Advances from Scripps exceeded amounts available under the credit agreement as of December 31, 2003. Scripps may elect to issue a capital call for additional funding from Summit America. If a capital call is issued and Summit America elects not to provide additional funding, or is unable to provide additional funding within six months of the capital call, their 30% ownership interest would be proportionately diluted. Scripps has not issued a capital call and we do not expect Scripps to issue a capital call requesting additional funding from Summit America.

7. PARENT COMPANY RELATIONSHIP AND RELATED PARTY TRANSACTIONS

Advances from Scripps totaled $52.4 million at December 31, 2003 and $8.2 million at December 31, 2002. Interest on the advances is charged at 6.0%. Interest on the advances totaled $2.0 million in 2003 and $0.1 million in the two months ended December 31, 2002.

Scripps provides health, life insurance and retirement benefits to substantially all employees. Health and life insurance costs are allocated based upon employee coverage elections and claims experience. Scripps sponsors a defined contribution plan and matches a portion of the employees’ voluntary contributions. The costs of the defined contribution plan are allocated based on those voluntary employee contributions.

Allocated employee benefit costs included in employee compensation and benefits in the Statement of Operations were as follows:

( in thousands )
	Year ended	Two months ended
	December 31,	December 31,
	2003	2002
Defined contribution plan	$186	$40
Health and life insurance	1,605	280

Total	$1,791	$320

Scripps provides management, accounting and other services to all of its subsidiaries. The costs of such services are allocated based upon the ratio of each subsidiary’s operating revenues to consolidated revenues. Management believes its allocation methods are reasonable. Our share of the cost of such services was $5.0 million in 2003. No costs were allocated for the two month period ended December 31, 2002.

We have a three-year affiliation agreement with Summit America to carry our programming on Summit America’s broadcast television stations located in San Francisco, Boston, Cleveland, Raleigh and Bridgeport, Connecticut. Payments to Summit America under these agreements totaled $6.7 million in 2003 and $1.1 million in the two months ended December 31, 2002. Summit America has the right to terminate these affiliation agreements upon providing six months notice.

8. COMMITMENTS AND CONTINGENCIES

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

In the ordinary course of business we enter into long-term contracts to lease warehouse facilities, to obtain satellite transmission rights, to obtain distribution of our programming, and to obtain other services. Liabilities for such commitments are recorded when the related services are rendered.

Rental expense for cancelable and noncancelable leases was $0.5 million in 2003 and $0.1 million in the two months ended December 31, 2002.

Satellite transmission expense was $1.7 million in 2003 and $0.3 million in the two months ended December 31, 2002. Our satellite transmission agreement expires in 2006 and contains an option to extend the agreement for an additional five years.

Our programming is telecast nationally under the terms of affiliation agreements with broadcast television stations and cable and satellite television systems. With the exception of the three year agreement with Summit America, these agreements are generally for one-year terms with automatic renewal unless either party provides notice of cancellation prior to renewal. Such agreements may also be canceled by us in certain circumstances. While we continually review the profitability of our distribution and may cancel low-yielding distribution, we would expect most of these agreements to remain in effect and to be renewed upon their expiration. Network affiliation expense totaled $58.8 million in 2003 and $9.8 million in the two months ended December 31, 2002.

Minimum payments on noncancelable leases and other noncancelable contractual commitments at December 31, 2003, were as follows:

( in thousands )
	Network	Satellite	Rent	Total
	Affiliation	Transmission	Commitments	Commitments
2004	$65,200	$1,740	$371	$67,311
2005	5,580	1,740	237	7,557
2006		1,450	128	1,578

Total	$70,780	$4,930	$736	$76,446

INDEX TO EXHIBITS

Exhibit
No.	Description
2.1	Agreement and Plan of Merger dated December 31, 2003, between Registrant and The E.W. Scripps Company, filed as Exhibit 2.1 to current report on Form 8-K filed on January 2, 2004, and incorporated herein by this reference.

2.2	Voting Agreement, dated December 18, 2003, between The E.W. Scripps Company and the shareholders identified on the signature pages attached thereto, filed as Exhibit 2.2 to current report on Form 8-K, filed on January 2, 2003, and incorporated herein by this reference.

3(i).4	Restated Charter, recorded August 13, 1999, filed as Exhibit 3(i).4 to the Annual Report on Form 10-K, filed on August 31, 1999, and incorporated herein by this reference.

3(i).5	Articles of Amendment to the Restated Charter, recorded April 13, 2000, filed as Exhibit 3.3 to the Registration Statement on Form S-3, filed on July 26, 2000, and incorporated herein by this reference.

3(i).6	Articles of Amendment to the Restated Charter, recorded June 30, 2000, filed as Exhibit 3.1 to the Current Report on Form 8-K, filed on July 5, 2000, and incorporated herein by reference.

3(i).7	Amendment to Amended and Restated Charter, filed as Exhibit 3.1 to the Current Report on Form 8-K, filed June 1, 2001, and incorporated by this reference.

3(i).8	Amendment to Amended and Restated Charter, recorded August 15, 2002, filed as Exhibit 3(i).8 to the Annual Report on Form 10-K, filed on September 6, 2002, and incorporated herein by this reference.

3(i).9	Amendment to Amended and Restated Charter, recorded October 31, 2002, filed as Exhibit 3(i).9 to the Quarterly Report on Form 10-Q, filed on November 4, 2002, and incorporated herein by this reference.

3(ii).1	Restated Bylaws, adopted July 21, 1999, filed as Exhibit 3(ii).1 to the Annual Report on Form 10-K, filed on August 31, 1999, and incorporated herein by this reference.

4.4	Specimen of Preferred Stock certificate, filed as Exhibit 4.9 to Amendment No. 1 to the Registration Statement on Form S-4, filed on January 20, 1995, and incorporated herein by this reference.

4.12	Rights Agreement, adopted by the Board of Directors of the Company, dated June 1, 2001, filed as Exhibit 4.1 to the Current Report on Form 8-K, filed June 1, 2001, and incorporated by this reference.

4.13	Preferred Share Purchase Agreement, dated August 14, 2002, between the Registrant and Scripps Networks, Inc, filed as Exhibit 4.13 to the Annual Report on Form 10-K filed September 6, 2002 and incorporated by this reference.

Exhibit
No.	Description
10.1	Company’s Omnibus Stock Option Plan, filed as Exhibit 10.3 to the Annual Report on Form 10-K, for the year ended December 31, 1992, and incorporated herein by this reference.

10.12	Form of Option Agreement for options issued to employees, executive officers and others, filed as Exhibit 10.13 to the Registration Statement on Form S-4, filed on December 28, 1994, and incorporated herein by this reference.

10.49	Amendment No.1 to Company’s Omnibus Stock Option Plan filed as Appendix A to the Company’s Proxy Statement on Schedule 14A for the year ended December 31, 1996, filed on November 18, 1996, and incorporated herein by this reference.

10.50	Form of options issued to directors dated June 19, 1997, filed as Exhibit 10.50 to the Registration Statement on Form S-1, filed on January 14, 1998, and incorporated herein by this reference.

10.53	1999 Employee Stock Option Plan, filed as Exhibit 10.53 to the Annual Report on Form 10-K, filed August 31, 1999, and incorporated herein by this reference.

10.57	Registration Rights Agreement, between the Company and certain investors, dated June 30, 2000, and filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on July 5, 2000, and incorporated herein by this reference.

10.58	Securities Purchase Agreement, between the Company and certain investors, dated December 31, 2000, and filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on July 5, 2000, and incorporated herein by this reference.

10.61	Waiver and Agreement, between the Company and the holders of the Series B Convertible Preferred Stock, dated September 21, 2000, filed as Exhibit 10.1 to the Current Report on Form 8-K, filed September 22, 2000, and incorporated by this reference.

10.63	Asset Purchase Agreement, between the Company and its affiliates and LBI Holdings II, Inc., and its affiliates, regarding KZJL (TV) Houston, Texas, dated November 10, 2000, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed November 4, 2000, and incorporated by this reference.

10.64	Redemption and Waiver Agreement, between the Company and the holders of the Series B Convertible Preferred Stock, dated December 22, 2000, filed as Exhibit 10.1 to the Current Report on Form 8-K, filed January 2, 2001, and incorporated by this reference.

10.66	Severance Agreement, between the Company and Kent E. Lillie, dated May 16, 2001, filed as Exhibit 10.1.1 to the Current Report on Form 8-K, filed May 16, 2001, and incorporated by this reference.

10.67	Notice of Company to the holders of the Series B Convertible Preferred Stock, dated July 3, 2001, filed as Exhibit 99.1 to the Current Report on Form 8-K, filed July 5, 2001, and incorporated by this reference.

Exhibit
No.	Description
10.68	Loan and Security Agreement, between the Company and Foothill Capital Corporation, dated August 1, 2001, filed as Exhibit 10.68 to the Annual Report on Form 10-K/A, filed on October 23, 2002, and incorporated by this reference.

10.69	Employment Agreement between Thomas N. Merrihew and Shop At Home, Inc., dated July 20, 2001, filed as Exhibit 10.69 to the Quarterly Report on Form 10-Q, filed October 25, 2001, and incorporated by this reference.

10.70	Employment Agreement between Bennett Scott Smith and Shop At Home, Inc., dated November 22, 2001, filed as Exhibit 10.70 to the Quarterly Report on Form 10-Q, filed February 14, 2002, and incorporated by this reference.

10.71	Employment Agreement between Frank A. Woods and Shop At Home, Inc., dated March 20, 2002, filed as Exhibit 10.71 to the Quarterly Report on Form 10-Q, filed April 19, 2002, and incorporated by this reference.

10.72	Employment Agreement between George R. Ditomassi and Shop At Home, Inc., dated March 20, 2002, filed as Exhibit 10.72 to the Quarterly Report on Form 10-Q, filed April 19, 2002, and incorporated by this reference.

10.73	Share Purchase Agreement, dated August 14, 2002, between Shop At Home, Inc. and Scripps Networks, Inc., filed as an appendix to the Preliminary Proxy Statement on Form 14A, filed September 24, 2002, and incorporated by this reference.

10.74	Loan and Security Agreement between the Registrant and The E.W. Scripps Company, dated October 31, 2002, filed as Exhibit 10.74 to the Quarterly Report on Form 10-Q, filed November 4, 2002, and incorporated by this reference.

10.75	Severance Agreement between the Registrant and Frank A. Woods, filed as Exhibit 10.75 to the Quarterly Report on Form 10-Q, filed November 4, 2002, and incorporated by this reference.

10.76	Severance Agreement between the Registrant and Arthur D. Tek, filed as Exhibit 10.76 to the Quarterly Report on Form 10-Q, filed November 4, 2002, and incorporated by this reference.

10.77	Severance Agreement between the Registrant and Thomas Merrihew, filed as Exhibit 10.77 to the Quarterly Report on Form 10-Q, filed November 4, 2002, and incorporated by this reference.

10.78	Severance Agreement between the Registrant and Bennett Smith, filed as Exhibit 10.78 to the Quarterly Report on Form 10-Q, filed November 4, 2002, and incorporated by this reference.

10.79	Affiliation Agreement, dated October 31, 2002, between the Registrant and Shop At Home Network, LLC.

10.80*	Employment Agreement Modification and Restatement, dated October 31, 2003, between Registrant and George R. Ditomassi.

11	Schedule of Computation of Net Income Per Share (in Note 13 to Consolidated Financial Statements of the Company for the period ended December 31, 2003, included herein).

Exhibit
No.	Description
21*	Subsidiaries of the Company.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of PricewaterhouseCoopers LLP.

31*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)

32*	Certificate of the Chief Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-0xley Act of 2002.

99.2	Affiliation agreement

* Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT AMERICA TELEVISION, INC.

By:	/s/ George R. Ditomassi	Date: March 15, 2004

George R. Ditomassi
Chief Executive Officer
(in his capacities as Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities on the dates indicated.

By:	/s/ J.D. Clinton	Date: March 15, 2004

J.D. Clinton, Chairman of the Board

By:	/s/ Charles W. Bone	Date: March 15, 2004

Charles W. Bone, Director

By:	/s/ George R. Ditomassi	Date: March 15, 2004

George R. Ditomassi, Director

By:	/s/ Caroline Beasley	Date:March 15, 2004

Caroline Beasley, Director

By:	/s/ J. Edward Pearson	Date: March 15, 2004

J. Edward Pearson, Director

By:	/s/ Don C. Stansberry, Jr.	Date: March 15, 2004

Don C. Stansberry, Jr., Director

By:	/s/ Frank A. Woods	Date: March 15, 2004

Frank A. Woods, Director